Form 10-K
period 1998-12-31
WORONOCO BANCORP INC
filed 1999-03-31
CIK 1072886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 1998

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-14671

                             WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                        04-3444269
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

31 Court Street, Westfield, Massachusetts                          01085
---------------------------------------------                -------------------
 (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:                                     (413) 568-9141
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------

Common Stock, par value $0.01 per share       The American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|  NO |_|
YES |_|  NO |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 1999 was $57,053,833.

      As of March 24, 1999, there were 5,998,860 shares of the Registrant's Common Stock outstanding.

                                      INDEX

PART I

                                                                        Page No.
                                                                        --------

      Item 1.    Business...............................................    1

      Item 2.    Properties.............................................   33

      Item 3.    Legal Proceedings......................................   34

      Item 4.    Submission of Matters to a Vote of Security Holders....   34

PART II

      Item 5.    Market for the Company's Common Equity
                 and Related Stockholder Matters........................   34

      Item 6.    Selected Financial Data................................   35

      Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   37

      Item 7a.   Quantitative and Qualitative Disclosures About Market
                 Risk...................................................   48

      Item 8.    Financial Statements and Supplementary Data............   53

      Item 9.    Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure....................   54

PART III

      Item 10.   Directors and Executive Officers of the Registrant.....   54

      Item 11.   Executive Compensation.................................   56

      Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management.............................................   59

      Item 13.   Certain Relationships and Related Transactions.........   60

PART IV

      Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K...............................................   61

SIGNATURES..............................................................   63

                                     PART I

Item 1. Business.

      Woronoco Bancorp, Inc. (the "Company") was incorporated in October 1998 under Delaware law. On March 19, 1999, the Company acquired Woronoco Savings Bank (the "Bank") as part of the Bank's conversion from a Massachusetts-chartered mutual to stock savings bank (the "Conversion"). The Company is currently a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS"). In connection with the Conversion, the Company issued an aggregate of 5,998,860 shares of its common stock, par value $0.01 per share ("Common Stock") at a purchase price of $10 per share, of which 5,554,500 shares were issued in a subscription offering and 444,360 shares were issued to Woronoco Savings Charitable Foundation, a charitable foundation established by the Bank.

      The Bank is a community-oriented Massachusetts savings bank which was organized in 1871. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its 12 banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by real property which contain one to four residences ("one- to four-family residences") and consumer loans, primarily home equity loans and lines of credit. The Bank, to a lesser extent, also invests those funds in multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, primarily automobile and personal loans. The Bank originates loans primarily for investment. However, the Bank will sell some loans in the secondary market, while generally retaining the servicing rights. The Bank also invests in mortgage-backed securities, equity securities and other permissible investments. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investment securities and advances from the Federal Home Loan Bank (the "FHLB").

Market Area

      The Bank is headquartered in Westfield, Massachusetts. The Bank's primary deposit gathering area is concentrated in the communities surrounding its main office located in Westfield and its eleven other banking offices located in the communities of Southwick, Feeding Hills, South Hadley, Springfield, Westfield, West Springfield and Amherst, Massachusetts. The Bank's primary lending area is significantly broader than its deposit gathering area and includes all of Hampden and Hampshire Counties in western Massachusetts and parts of northern Connecticut.

      The city of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that transverses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Westfield's estimated 1996 population was approximately 38,194 and the estimated 1996 population for Hampden and Hampshire Counties was 441,280 and 150,373, respectively. The economy in the Bank's primary market area has benefitted from the presence of large employers such as the University of Massachusetts, Baystate Medical Center, MassMutual Life Insurance Company, Big Y Foods, Inc., Friendly Ice Cream Corporation, Old Colony Envelope, Hamilton Standard, Pratt and Whitney and Strathmore Paper Company. Other employment and economic activity is provided by financial institutions, eight other colleges and universities, seven other hospitals and a variety of wholesale and retail trade businesses.

Competition

      The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, other savings banks, co-operative banks, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, co-operative and commercial banks. In addition, the Bank faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. The Bank has also experienced significant competition from credit unions which have a competitive advantage as they do not pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

Lending Activities

      Loan Portfolio Composition. The types of loans that the Bank may originate are limited by federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the Bank's current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), legislative tax policies and governmental budgetary matters.

      At December, 31, 1998, the Bank's total loan portfolio was $287.0 million, of which $157.7 million were one- to four-family residential mortgage loans, or 55.0% of total loans. At such date, the remainder of the loan portfolio consisted of $23.0 million of multi-family loans, or 8.0% of total loans; $20.6 million of commercial real estate loans, or 7.2% of total loans; $3.5 million of construction and development loans, or 1.2% of total loans; $77.6 million of consumer loans, or 27.0% of total loans consisting primarily of $64.7 million of home equity loans and lines of credit, or 83.4% of consumer loans; and $4.6 million of commercial loans, or 1.6% of total loans. Primarily all loans in the Bank's portfolio, with the exception of home equity loans and lines of credit, are located in the Bank's primary market area.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

                                                                            At December 31,
                                  --------------------------------------------------------------------------------------------------
                                         1998                1997                1996                1995                1994
                                  ------------------  ------------------  ------------------  ------------------  ------------------
                                           Percent              Percent             Percent             Percent             Percent
                                   Amount  of Total    Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                  -------- --------   --------  --------  --------  --------  --------  --------  --------  --------
                                                                        (Dollars in thousands)
Real estate loans:
  One- to four-family............ $157,698   54.95%   $139,811   52.84%   $138,289   58.39%   $127,811   62.73%   $140,614   74.11%
  Multi-family...................   22,962    8.00      19,047    7.20      17,826    7.53      11,843    5.81       8,823    4.65
  Commercial.....................   20,595    7.18      21,757    8.22      19,697    8.32       3,032    1.49      16,500    8.70
  Construction and development...    3,464    1.21       2,868    1.08       1,124    0.47      18,580    9.12       1,037    0.55
                                  --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
    Total real estate loans......  204,719   71.34     183,483   69.34     176,936   74.71     161,266   79.15     166,974   88.01
                                  --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Consumer loans:
  Home equity loans and lines of
    credit.......................   64,705   22.55      62,227   23.52      43,662   18.43      29,305   14.39      13,404    7.06
  Automobile.....................    9,460    3.30      10,287    3.89       7,969    3.36       5,507    2.70       2,701    1.42
  Other..........................    3,454    1.20       4,291    1.62       4,397    1.86       4,286    2.10       3,868    2.04
                                  --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
   Total consumer loans..........   77,619   27.05      76,805   29.03      56,028   23.65      39,098   19.19      19,973   10.52
                                  --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Commercial loans.................    4,613    1.61       4,319    1.63       3,879    1.64       3,382    1.66       2,795    1.47
                                  --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
   Total loans...................  286,951  100.00%    264,607  100.00%    236,843  100.00%    203,746  100.00%    189,742  100.00%
                                            ======              ======              ======              ======    ========  ======
Less:
  Unadvanced loan funds(1).......  (1,453)              (1,866)             (1,395)             (2,089)             (1,212)
  Net deferred loan origination
    costs (fees).................      711                 934                 598                 370                 (92)
  Allowance for loan losses......   (2,166)             (1,952)             (1,911)             (1,838)             (1,657)
                                  --------             --------                                --------            --------
    Loans, net................... $284,043             $261,723            $234,135            $200,189            $186,781
                                  ========             ========            ========            ========            ========

----------
(1)   Includes committed but unadvanced loan amounts.

      Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its salaried loan representatives operating at its eleven full service banking offices. All loans originated by the Bank are underwritten by the Bank under the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. Consistent with its current business strategy, the Bank plans to hire at least two commissioned loan officers in the future with the primary responsibility of originating one- to four-family mortgage loans for the Bank.

      The Bank is primarily a portfolio lender, originating substantially all of its loans for investment. Recently, however, the Bank completed the securitization of $19.1 million of 30-year fixed-rate one- to four-family mortgage loans with Fannie Mae. Such loans are serviced as mortgage-backed securities for Fannie Mae. The Bank may continue to securitize a portion of its loans, mostly 30-year fixed-rate one- to four-family mortgage loans, in the future. Any loans originated for sale by the Bank conform to the underwriting standards specified by Fannie Mae and Freddie Mac. The Bank generally retains the servicing rights on any mortgage loans which it sells or securitizes.

      At December 31, 1998, the Bank was servicing $41.4 million of loans for others, consisting of conforming fixed-rate mortgage loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. Substantially all of the loans currently being serviced for others are loans which have been sold or securitized by the Bank. The gross servicing fee income from loans sold is generally 25 basis points of the total balance of the loan being serviced.

      During the years ended December 31, 1998, December 31, 1997 and December 31, 1996, the Bank originated $53.3 million, $9.9 million and $15.6 million of fixed-rate one- to four-family loans, respectively, of which $45.9 million, $5.1 million and $9.8 million, respectively, were retained by the Bank. During these same periods, the Bank also originated $5.6 million, $8.6 million and $12.4 million of adjustable-rate one- to four-family loans, respectively, all of which were retained by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The Bank has, from time-to-time, participated in loans, primarily multi-family and commercial real estate loans and commercial business loans and, at December 31, 1998, had $3.8 million in loan participation interests.

      The following table sets forth the Bank's loan originations, sales and principal repayments for the periods indicated.

                                                     For the Year Ended December 31,
                                                    ---------------------------------
                                                       1998        1997        1996
                                                    ---------   ---------   ---------
                                                             (In thousands)
Loans, net, beginning of period ..................  $ 261,723   $ 234,135   $ 200,189
                                                    ---------   ---------   ---------
  Loans originated:
    Real estate ..................................     67,216      25,233      39,467
    Consumer:
      Home equity loans and lines of credit ......     23,286      40,976      35,352
      Automobile .................................      4,774       6,829       5,651
      Other ......................................      3,196       2,980       3,325
                                                    ---------   ---------   ---------
        Total consumer ...........................     31,256      50,785      44,328
                                                    ---------   ---------   ---------
    Commercial ...................................      4,717       3,131       3,853
                                                    ---------   ---------   ---------
        Total loans originated ...................    103,189      79,149      87,648
                                                    ---------   ---------   ---------
  Principal repayments, unadvanced funds and
    other, net ...................................    (61,681)    (51,141)    (52,256)
  Sale/securitization of mortgage loans,
    principal balance ............................    (19,068)         --        (815)
  Net loan charge-offs ...........................        (26)       (139)       (107)
  Transfers to REO ...............................        (94)       (281)       (524)
                                                    ---------   ---------   ---------
      Total deductions ...........................    (80,869)    (51,561)    (53,702)
                                                    ---------   ---------   ---------
Net loan activity ................................     22,320      27,588      33,946
                                                    ---------   ---------   ---------
      Loans, net, end of period ..................  $ 284,043   $ 261,723   $ 234,135
                                                    =========   =========   =========

      Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totalled $83.0 million, $52.7 million and $51.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                           At December 31, 1998
                           ---------------------------------------------------------------------------------------------------------
                           One- to                        Construction   Home Equity                                         Total
                            Four-    Multi-  Commercial       and         Loans and                   Other                  Loans
                            Family   Family  Real Estate  Development  Lines of Credit  Automobile  Consumer  Commercial  Receivable
                           -------   ------  -----------  -----------  ---------------  ----------  --------  ----------  ----------
                                                                             (In thousands)
Amounts due:
  One year or less ....... $    607  $    --   $   804       $1,279       $    --        $  337      $  476     $  399     $  3,902
  After one year:
    More than one year to
      three years ........      841       --     1,104          660            31         5,083       1,982      1,886       11,587
    More than three years
      to five years.......    2,198       --       378        1,525         3,631         4,040         108        856       12,736
    More than five years
      to 10 years ........   31,068    3,736     1,686           --         5,178            --         107      1,142       42,917
    More than 10 years to
      15 years ...........   41,198    3,769     6,353           --         2,653            --          52         44       54,069
    More than 15 years ...   81,786   15,457    10,270           --        53,212            --         729        286      161,740
                           --------  -------   -------       ------       -------        ------      ------     ------     --------
      Total amount due ... $157,698  $22,962   $20,595       $3,464       $64,705        $9,460      $3,454     $4,613      286,951
                           ========  =======   =======       ======       =======        ======      ======     ======
Less:
  Unadvanced loan funds ................................................................................................     (1,453)
  Net deferred loan
    origination costs ..................................................................................................     (2,166)
  Allowance for loan
    losses .............................................................................................................        711
                                                                                                                           --------
Loans, net .............................................................................................................   $284,043
                                                                                                                           ========

      The following table sets forth at December 31, 1998, the dollar amount of gross loans receivable contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                     Due After December 31, 1999
                                                    ----------------------------
                                                      Fixed  Adjustable   Total
                                                    -------- ---------- --------
                                                            (In thousands)

Real estate loans:
  One- to four-family ............................  $103,114  $ 53,977  $157,091
  Multi-family and commercial real estate ........     2,594    40,159    42,753
  Construction and development ...................        --     2,185     2,185
                                                    --------  --------  --------

     Total real estate loans .....................   105,708    96,321   202,029
                                                    --------  --------  --------
Consumer loans:
  Home equity loans and lines of credit ..........    55,487     9,218    64,705
  Automobile loans ...............................     9,123        --     9,123
  Other ..........................................     2,870       108     2,978
Commercial loans .................................     1,807     2,407     4,214
                                                    --------  --------  --------

     Total loans .................................  $174,995  $108,054  $283,049
                                                    ========  ========  ========

      One- to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by one- to four-family residences substantially all of which are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. At December 31, 1998, the Bank's one- to four-family mortgage loans totalled $157.7 million, or 55.0% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 65.4% were fixed-rate mortgage loans and 34.6% were ARM loans.

      The Bank currently offers fixed-rate mortgage loans with terms of up to 30 years. The Bank also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year initial fixed period. The interest rates for the Bank's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury ("CMT") Index. The Bank originates ARM loans with initially discounted rates. The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Bank retains for its portfolio substantially all loans originated, selling or securitizing, from time to time, 30-year fixed-rate mortgage loans. Loans that are sold are generally sold to Freddie Mac and Fannie Mae. The Bank generally retains the servicing on all loans sold.

      The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower also rise, thereby increasing the potential for default. The Bank attempts to minimize such risk by assuming a 200 basis point increase in the loan's interest rate when evaluating a borrower's creditworthiness based on the assumed higher payment. Periodic and lifetime caps on interest rate increases also help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

      All one- to four-family mortgage loans are underwritten according to the Bank's policies and secondary market underwriting guidelines. Generally, the Bank originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the lesser of the appraised value or selling price if private mortgage insurance ("PMI") is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to redeem the loan immediately due and payable if a borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and flood insurance, if applicable, on all properties securing real estate loans made by the Bank.

      In an effort to provide financing for first-time home buyers, the Bank offers its own first-time home buyer loan program. This program offers one-and two-family residential mortgage loans to qualified low-to-moderate income individuals. These loans are offered with initial five year fixed-rates of interest which adjust annually thereafter with terms of up to 30 years. The program includes initially discounted rates and periodic (not more than 1%) and overall (not more than 4%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. With this program, borrowers receive reduced loan origination fees and closing costs. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as are the Bank's other one- to four-family mortgage loans. Such loans are originated in amounts of up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ("LTV") ratios of over 80%.

      Home Equity Loans and Lines of Credit. The Bank offers home equity revolving lines of credit, substantially all of which are secured by second mortgages on owner-occupied one- to four-family residences located in the Bank's primary market area and, to a lesser extent, by properties in northern Connecticut and in Franklin County, Massachusetts. The lines of credit maintained outside of the Bank's primary market were generated through the services of a third party telemarketing firm and later approved by the Bank. Such third party currently does very little solicitation on behalf of the Bank. At December 31, 1998, home equity loans and lines of credit totalled $64.7 million, or 22.6% of the Bank's total loans and 83.4% of consumer loans. Home equity lines of credit have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum LTV ratio on home equity lines of credit is 75% of the assessed value of the property less the outstanding balance of the first mortgage up to a maximum of $100,000. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.

      The home equity line of credit may be drawn down by the borrower for a period of ten years from the date of the loan agreement (the "draw period"). During the draw period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. Following the draw period, the borrower has fifteen years in which to pay back the line of credit (the "repayment period"). A borrower is precluded from accessing the home equity line of credit during the repayment period unless terms are renegotiated with the Bank. At any time during the draw period, all, or a portion of the outstanding balance of a home equity line of credit, may be converted into a fixed-rate, home equity loan with terms of five, ten or 15 years.

      Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, 75% if the property is being refinanced, provided such loan complies with the Bank's current loans-to-one-borrower limit, which at December 31, 1998 was $4.0 million. The Bank's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x. Environmental impact surveys are generally required for commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank's multi-family real estate loan portfolio at December 31, 1998 was $23.0 million, or 8.0% of total loans, and the Bank's commercial real estate loan portfolio at such date was $20.6 million, or 7.2% of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio at December 31, 1998 was a $3.1 million multi-family real estate loan secured by a 126-unit apartment building located in West Springfield, Massachusetts.

      Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

      Construction and Development Lending. The Bank originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate and commercial real estate properties located in the Bank's primary market area. Commercial real estate construction loans typically convert into permanent financing. Construction and development loans are generally offered to customers and experienced builders with whom the Bank has an established relationship. Construction and development loans are typically offered with terms of up to 12 months; however, terms may be extended up to four years under certain circumstances. The maximum loan-to-value limit applicable to such loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers or, on larger projects, independent architects or engineering firms, warrant. At December 31, 1998, the Bank's largest construction and development loan was a performing revolving line of credit for $1.4 million secured by a condominium development project in Easthampton, Massachusetts. At December 31, 1998, construction and development loans totalled $3.5 million, or 1.2%, of the Bank's total loans.

      The Bank originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are limited to 60% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate based on the prime rate as reported in The Wall Street Journal. The Bank's land loans are generally secured by property in its primary market area. The Bank requires title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

      Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

      Automobile and Other Consumer Lending. The Bank offers automobile loans with term of up to 60 months and loan-to-value ratios of 80% for new cars. For used cars, the maximum loan-to-value ratio is 75% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the terms for used automobile loans range between 48 months (for automobiles up to four years old) to 36 months (for older vehicles). The interest rates offered are the same for new and used automobile loans. At December 31, 1998, automobile loans totalled $9.5 million, or 3.3% of the Bank's total loans and 12.2% of consumer loans. Other consumer loans at December 31, 1998 amounted to $3.5 million, or 1.2% of the Bank's total loans and 4.4% of consumer loans. These loans include education, second mortgages, collateral, motorcycle, boat, mobile home and unsecured personal loans. Motorcycle, boat and mobile home loans are generally made in amounts of up to 80% of the fair market value of the property securing the loan. Collateral loans are generally secured by a passbook account, a certificate of deposit, securities or life insurance. Unsecured personal loans generally have a maximum borrowing limitation of $5,000 and a maximum term of three years.

      Loans secured by rapidly depreciable assets such as automobiles, motorcycles and boats or that are unsecured entail greater risks than one- to four-family mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

      Commercial Lending. At December 31, 1998, the Bank had $4.6 million in commercial loans which amounted to 1.6% of total loans. In addition, at such date, the Bank had $1.2 million of unadvanced commercial lines of credit. The Bank makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Bank offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. The maximum amount of a commercial business loan is limited by the Bank's loans-to-one-borrower limit which at December 31, 1998, was $4.0 million. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in The Wall Street Journal.

      In making commercial business loans, the Bank considers the financial statements of the borrower, the Bank's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the adjusted value of the collateral securing the loan. The Bank generally does not make unsecured commercial loans. In addition, the Bank participates in loans, often community-based, with area lenders with whom the Bank has a relationship. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. At December 31, 1998, $148,000, or 3.2% of the commercial loan portfolio, were participation loans of this nature. In an effort to increase its emphasis on commercial loans, the Bank intends to hire an experienced commercial loan officer with the primary responsibility of increasing commercial business and real estate loan volume.

      Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 1998, the Bank's largest commercial loan was a $200,000 revolving line of credit to a retail business located in South Hadley, Massachusetts.

      Loan Approval Procedures and Authority. The lending policies and loan approval limits of the Bank are established by the Board of Investment and ratified by the Board of Trustees. In connection with one- to four-family mortgage loans, the Board of Investment has authorized the following persons to approve the loans up to the amounts indicated: one assistant vice president and the vice president of commercial lending may approve loans up to $150,000; the other assistant vice president and all loan origination and underwriting officers may approve loans up to $227,150; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $250,000.

      With respect to consumer loans, the Board of Investment has authorized the following persons to approve loans up to the amounts indicated: assistant branch managers and all but one branch supervisor may approve secured and unsecured loans of up to $15,000 and $5,000, respectively; the remaining branch supervisor, branch managers, loan originators and underwriting officers and the vice president, operations may approve secured and unsecured loans of up to $25,000 and $10,000, respectively; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $75,000 and $50,000, respectively.

      The Board of Investment has authorized the following individuals to approve home equity loans and lines of credit up to the amounts indicated: one loan origination officer may approve such loans up to $25,000; lending vice presidents, assistant vice presidents and loan origination and underwriting officers may approve loans up to $100,000; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $125,000.

      All loans in excess of these amounts must be approved by either the Senior Vice President, Lending, the Officers' Loan Committee and/or the Board of Investment. The Officers' Loan Committee, which currently consists of three lending officers, is selected by the Board of Investment and ratified by the Board of Trustees. Specifically, all loans, commitments or other extensions of credit, which either alone or in the aggregate total up to $350,000 may be approved by the Senior Vice President, Lending. Those loan commitments or other extensions of credit, either alone or in the aggregate, which are greater than $350,000 but are less than $750,000 must be approved by the Officers' Loan Committee and those loans commitments or other extensions of credit, either alone or in the aggregate, which exceed $750,000 must be approved by the Board of Investment. Additionally, those loans less than $750,000 must be ratified by the Board of Investment. All loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $75,000 or more must be approved by the Officers' Loan Committee.

      With respect to commercial loans, the Board of Investment has authorized the following persons to approve loans up to the amounts indicated: the Assistant Vice President, Loan Servicing and Collection may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $125,000, $50,000 and $10,000, respectively; the vice president/commercial lending officer may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $250,000, $200,000 and $100,000, respectively; and the Chief Executive Officer and the Senior Vice President, Lending may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $350,000, $250,000 and $125,000, respectively.

      All loans in excess of these amounts must be approved by either the Officer's Loan Committee and/or the Board of Investment. The Officers' Loan Committee, which currently consists of three lending officers, is selected by the Board of Investment and ratified by the Board of Trustees. Specifically, all loans, commitments or other extensions of credit, either alone or in the aggregate which exceed $350,000 or $750,000 must be approved by the Officers' Loan Committee and the Board of Investment, respectively. Additionally, all loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $125,000 or more must be approved by the Officers' Loan Committee.

Delinquent Loans, Classified Assets and Real Estate Owned

      Delinquent Loans. Reports listing all delinquent accounts are generated and reviewed by management and the Board of Investment on a monthly basis and the Board of Trustees performs a bi-monthly review of all loans or lending relationships delinquent 90 days or more. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is 15 days past due. The Bank's guidelines provide that telephone and written correspondence will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time before foreclosure, the Bank will offer to work out a repayment schedule with the borrower to avoid foreclosure. If payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will demand the loan and then commence foreclosure proceedings against any real property that secured the loan or accept a deed in lieu of foreclosure. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

      Classified Assets. Federal regulations and the Bank's internal policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

      When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Bank classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off the loan in full.

      The Bank determines the classification of its assets and the amount of its valuation allowances. These determinations can be reviewed by the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for possible loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

      Management of the Bank and the Board of Investment review and classify the assets of the Bank on a monthly basis and the Board of Trustees reviews the results of the reports on a bi-monthly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 1998, the Bank had $3.2 million, or 0.8%, of assets designated as Substandard, consisting of 23 one- to four-family loans, three commercial real estate loans, seven multi-family loans, three home equity lines of credit , eight consumer loans and two commercial business loans. At such date, the Bank had no loans classified as Doubtful or Loss. Also, at December 31, 1998, the Bank had $864,000, or 0.2% of assets designated as Special Mention, consisting of seven one- to four-family loans, three commercial real estate loans, two home equity lines of credit and four commercial business loans. At December 31, 1998, all of these classified assets represented 1.4% of total loans.

      At December 31, 1998, the Bank had two loans, each with balances of $500,000 or more, which had been adversely classified or identified as a problem credit. The first, which is classified as substandard, was restructured in 1994 and is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts. Currently, the borrower provides the Bank with monthly financial statements and the Bank actively monitors the properties' vacancy rates. The borrower is current with respect to payments. The second loan, which was originally restructured in 1992 and, more recently in December 1997, is classified as impaired. This loan is secured by an office/retail building located in Wilbraham, Massachusetts. The borrower is current with respect to payments. As of December 31, 1998, the aggregate outstanding carrying balance of these loans was $1.4 million.

      The following table sets forth the delinquencies in the Bank's loan portfolio as of the dates indicated.

                                                  At December 31, 1998                  At December 31, 1997
                                          ------------------------------------  ------------------------------------
                                             60-89 Days      90 Days or More       60-89 Days      90 Days or More
                                          -----------------  -----------------  -----------------  -----------------
                                          Number  Principal  Number  Principal  Number  Principal  Number  Principal
                                          of      Balance    of      Balance    of      Balance    of      Balance
                                          Loans   of Loans   Loans   of Loans   Loans   of Loans   Loans   of Loans
                                          ------  ---------  ------  ---------  ------  ---------  ------  ---------
                                                                     (Dollars in thousands)
One- to four-family.....................      1       $74        2      $167        2      $ 80        1      $ 95

Commercial real estate..................     --        --        2       109        2       192        1       790

Home equity loans and lines of credit...      1         6        1        30        1        30       --        --

Other consumer..........................      3         5        --       --        6        38       --        --
                                           ----      ----       ---     ----     ----      ----     ----      ----

Total loans.............................      5       $85         5     $306       11      $340        2      $885
                                           ====      ====       ===     ====     ====      ====     ====      ====

Delinquent loans to total loans(1)......             0.03%              0.11%              0.13%              0.34%
                                                     ====               ====               ====               ====

                                                  At December 31, 1996                  At December 31, 1995
                                          ------------------------------------  ------------------------------------
                                             60-89 Days      90 Days or More       60-89 Days      90 Days or More
                                          -----------------  -----------------  -----------------  -----------------
                                          Number  Principal  Number  Principal  Number  Principal  Number  Principal
                                          of      Balance    of      Balance    of      Balance    of      Balance
                                          Loans   of Loans   Loans   of Loans   Loans   of Loans   Loans   of Loans
                                          ------  ---------  ------  ---------  ------  ---------  ------  ---------
                                                                     (Dollars in thousands)
One- to four-family.....................      2       $51         1     $ 71        6      $340        4      $384

Commercial real estate..................      1        43         2      124        1        43        1        61

Home equity loans
  and lines of credit...................     --        --         1       30        2        39       --        --
Other consumer..........................      1         4         4       27        4        22        1        93
                                           ----      ----      ----     ----     ----      ----     ----      ----

Commercial..............................     --        --        --       --       --        --        1        28
                                           ----      ----      ----     ----     ----      ----     ----      ----

Total loans.............................      4       $98         8     $252       13      $444        7      $566
                                           ====      ====      ====     ====     ====      ====     ====      ====

Delinquent loans to total loans(1)......             0.04%              0.11%              0.22%              0.28%
                                                     ====               ====               ====               ====

----------
(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.

      Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and real estate owned ("REO"). At December 31, 1998, nonaccrual loans totalled $306,000, consisting of five loans. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. If interest payments on all nonaccrual loans for the years ended December 31, 1998, 1997 and 1996 had been made in accordance with original loan agreements, interest income of $11,000, $48,000 and $13,000, respectively, would have been recognized. On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At December 31, 1998, the Bank had a $1.2 million recorded investment in impaired loans which had specific allowances of $283,000. At December 31, 1997, there were $1.2 million of impaired loans with specific loan loss allowances of $200,000. At December 31, 1998, REO totalled $241,000, consisting of three residential building lots, a 25 lot residential subdivision and a mobile home. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific allowance and charges operations for the diminution in value.

                                                   At December 31,
                                      -----------------------------------------
                                       1998     1997     1996     1995    1994
                                      ------   ------   ------   ------  ------
                                               (Dollars in thousands)

Nonaccrual loans:
  Real estate:
    One- to four-family ............. $  167   $   95    $ 71   $  412   $  404
    Multi-family ....................     --       --      --       --      180
    Commercial ......................    109      790     124       61      880
  Home equity loans and lines of
    credit ..........................     30       --      30       93      113
  Other consumer ....................     --       --      27       --        5
                                      ------   ------    ----   ------   ------
    Total ...........................    306      885     252      566    1,582
Real estate owned (REO), net(1) .....    241      189     348      534      955
Real estate in possession ...........     --      192      75      107       --
                                      ------   ------    ----   ------   ------
  Total nonperforming assets ........    547    1,266     675    1,207    2,537
Troubled debt restructurings ........    773      274      --    1,947      939
                                      ------   ------    ----   ------   ------
Troubled debt restructurings and
  total nonperforming assets ........ $1,320   $1,540    $675   $3,154   $3,476
                                      ======   ======    ====   ======   ======
Total nonperforming loans and
  troubled debt restructurings as a
  percentage of total loans(2)(3) ...   0.38%    0.44%   0.11%    1.24%    1.34%

Total nonperforming assets and
  troubled debt restructurings as a
  percentage of total assets(3) .....   0.31%    0.45%   0.21%    1.15%    1.31%

----------
(1)   Real estate owned balances are shown net of related loss allowances.
(2) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(3) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

Allowance for Loan Losses

      The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale.

      Management calculates a loan loss allowance sufficiency analysis on a bi-monthly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. As of December 31, 1998, the Bank's allowance for loan losses was $2.2 million or 0.76% of total loans, and 201% of nonperforming loans and troubled debt restructurings as compared to $2.0 million or 0.74% of total loans, and 168% of nonperforming loans and troubled debt restructurings as of December 31, 1997. The Bank had total nonperforming loans and troubled debt restructurings of $1.1 and $1.2 million at December 31, 1998 and 1997, respectively, and nonperforming loans and troubled debt restructurings to total loans of 0.38% and 0.44%, respectively. Management believes that, based on information available at December 31, 1998, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Bank's plan to increase its emphasis on non-one- to four-family mortgage lending, the Bank may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                   At or For the Year Ended December 31,
                                                ------------------------------------------
                                                 1998     1997     1996     1995     1994
                                                ------   ------   ------   ------   ------
                                                          (Dollars in thousands)
Allowance for loan losses, beginning of period  $1,952   $1,911   $1,838   $1,657   $1,667
Charged-off loans:
  Real estate ................................      --       52       34       30      271
  Consumer ...................................     100      109       72       45       73
  Commercial .................................      --       10       30       --       --
                                                ------   ------   ------   ------   ------
    Total charged-off loans ..................     100      171      136       75      344
                                                ------   ------   ------   ------   ------
Recoveries on loans previously charged-off:-
  Real estate ................................      37       11       10       24       11
  Consumer ...................................      37       21       19       22       23
  Commercial .................................      --       --       --       --       --
                                                ------   ------   ------   ------   ------
    Total recoveries .........................      74       32       29       46       34
                                                ------   ------   ------   ------   ------
Net loans charged-off ........................      26      139      107       29      310
Provision for loan losses ....................     240      180      180      210      300
                                                ------   ------   ------   ------   ------
Allowance for loan losses, end of period .....  $2,166   $1,952   $1,911   $1,838   $1,657
                                                ======   ======   ======   ======   ======
Net loans charged-off to average
  interest-earning loans .....................    0.01%    0.06%    0.05%    0.01%    0.17%
Allowance for loan losses to total loans(1) ..    0.76%    0.74%    0.81%    0.91%    0.88%
Allowance for loan losses to nonperforming
  loans and troubled debt restructuring(2) ...  200.74%  168.42%  758.33%   73.14%   65.73%
Net loans charged-off to allowance for loan
  losses .....................................    1.20%    7.12%    5.60%    1.58%   18.71%
Recoveries to charge-offs ....................   74.00%   18.71%   21.32%   61.33%    9.88%

----------
(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2) Nonperforming loans and troubled debt restructuring consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

      The following table sets forth the Bank's percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.

                                                                           At December 31,
                                    -----------------------------------------------------------------------------------------------
                                                1998                            1997                            1996
                                    -------------------------------  ------------------------------  ------------------------------
                                               % of                            % of                            % of
                                             Allowance   Percent of          Allowance   Percent of          Allowance   Percent of
                                              in each     Loans in            in each     Loans in            in each     Loans in
                                             Category       Each             Category       Each             Category       Each
                                             to Total   Category to          to Total   Category to          to Total   Category to
                                     Amount  Allowance  Total Loans  Amount  Allowance  Total Loans  Amount  Allowance  Total Loans
                                     ------  ---------  -----------  ------  ---------  -----------  ------  ---------  -----------
                                                                         (Dollars in thousands)

Real estate loans................... $1,543    71.24%      71.34%    $1,506    77.15%      69.34%    $1,547     80.95%     74.71%
Consumer loans......................    525    24.24       27.05        348    17.83       29.03        256     13.40      23.65
Commercial loans....................     98     4.52        1.61         98     5.02        1.63        108      5.65       1.64
                                     ------   ------      ------     ------   ------      ------     ------    ------     ------
   Total allowance for
      loan losses................... $2,166   100.00%     100.00%    $1,952   100.00%     100.00%    $1,911    100.00%    100.00%
                                     ======   ======      ======     ======   ======      ======     ======    ======     ======

                                                                      At December 31,
                                             ---------------------------------------------------------------
                                                         1995                            1994
                                             -------------------------------  ------------------------------
                                                        % of                            % of
                                                      Allowance   Percent of          Allowance   Percent of
                                                       in each     Loans in            in each     Loans in
                                                      Category       Each             Category       Each
                                                      to Total   Category to          to Total   Category to
                                              Amount  Allowance  Total Loans  Amount  Allowance  Total Loans
                                              ------  ---------  -----------  ------  ---------  -----------
                                                                 (Dollars in thousands)

Real estate loans...........................  $1,555    84.60%      79.15%    $1,441    86.96%      88.01%
Consumer loans..............................     145     7.89       19.19         78     4.71       10.52
Commercial loans............................     138     7.51        1.66        138     8.33        1.47
                                              ------   ------      ------     ------   ------      ------
   Total allowance for loan losses..........  $1,838   100.00%     100.00%    $1,657   100.00%     100.00%
                                              ======   ======      ======     ======   ======      ======

Investment Activities

      The Board of Trustees establishes the investment policy and procedures of the Bank and has delegated investment authority and responsibility to the Bank's Board of Investment. It is the general policy of the Bank that all investment transactions be conducted in a safe and sound manner. The Bank's investment policy further provides that investment decisions be based upon a thorough analysis of each proposed investment to determine its quality, inherent risks, fit within the Bank's overall asset/liability management objectives, the effect on the Bank's risk-based capital and prospects for yield and/or appreciation. While general investment strategies are developed and authorized by the Board of Investment, the execution of specific investment actions and the day-to-day oversight of the Bank's investment portfolio rests with the President and Senior Vice President/Treasurer. These officers are authorized to execute investment transactions of up to $5 million per transaction without the prior approval of the Board of Investment if such transactions are within the scope of the Bank's established investment policy. On a monthly basis, the Board of Investment reviews and evaluates all investment activities for safety and soundness, adherence to the Bank's investment policy and assurance that authority levels are maintained.

      As required by SFAS No. 115, the Bank has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held-for-trading. The Bank generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. The Bank does not currently maintain a portfolio of securities categorized as held-for-trading or held-to-maturity. At December 31, 1998, the Bank's securities portfolio totalled $111.4 million, or 26.1% of assets, all of which was categorized as available-for-sale.

      Mortgage-Backed Securities. In the past, the Bank has purchased mortgage-backed securities to (1) achieve positive interest rate spreads with minimal administrative expense and (2) lower its credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae. The Bank purchases mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. More recently, the Bank completed the securitization of $19.1 million of fixed-rate one- to four-family mortgage loans with Fannie Mae. The loans are serviced as mortgage-backed securities for Fannie Mae. In addition to resulting in a decrease in loans receivable and a related increase in mortgage-backed securities, the securitization provides several benefits to the Bank, including (1) improvement in the credit risk profile of the Bank's balance sheet by converting whole loans into mortgage-backed securities guaranteed by Fannie Mae, (2) reduction of the required level of risk-based capital, and (3) addition of high quality collateral designated as "available-for-sale" which can be pledged for borrowings or sold in the secondary market to fund future loan growth. Additionally, in the fourth quarter of 1998, the Bank borrowed funds to purchase $40.0 million of mortgage-backed securities insured or guaranteed by Ginnie Mae in anticipation of receiving proceeds from the Bank's conversion.

      Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize specific liabilities and obligations of the Bank.

      Although the Bank no longer invests in Real Estate Mortgage Investment Conduits ("REMICs"), the Bank did maintain $8.1 million of such investments in its securities portfolio at December 31, 1998. Generally, REMICs hold commercial and/or residential real estate mortgages in trust and issue securities representing an undivided interest in such mortgages. A REMIC, which can be a corporation, trust, association or partnership, assembles mortgages into pools and issues pass-through certificates, multiclass bonds (similar to a collateralized mortgage obligation) or other securities to investors in the secondary mortgage market.

      At December 31, 1998, mortgage-backed securities totalled $88.8 million, or 20.8%, of assets and 22.0% of interest earning assets, all of which were classified as available-for-sale. At December 31, 1998, 9.1% of the mortgage-backed securities were backed by adjustable-rate loans and 90.9% were backed by fixed-rate loans. The mortgage-backed securities portfolio had a stated rate of 6.7% at December 31, 1998. The estimated fair value of the Bank's mortgage-backed securities at December 31, 1998, was $88.8 million, which is $791,000 more than the amortized cost of $88.0 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimate prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      Equity Securities. The Bank currently maintains a diversified equity security portfolio. At December 31, 1998, the Bank's equity securities portfolio totalled $22.6 million, or 5.3% of assets, all of which were classified as available-for-sale. Such portfolio consisted of $15.4 million of diversified common stock and $3.8 million of preferred stock issued by corporate issuers and $1.5 million of mutual funds at cost. The Bank's current policies generally provide that the maximum equity investment in any one corporation shall not exceed $300,000 and the maximum aggregate investment in equity securities shall not exceed 10% of the Bank's total assets.

      Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect the net surplus of the Bank. The Bank also utilizes, from time to time, "covered" call options with respect to common stocks as a means to further supplement its revenues associated with equity investments. Such investment activity is specifically authorized by both federal and Massachusetts law.

      The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Bank's investment securities.

                                                      At December 31,
                               -----------------------------------------------------------
                                      1998                1997                 1996
                               -----------------   ------------------   ------------------
                               Amortized  Market   Amortized  Market    Amortized  Market
                                  Cost    Value      Cost     Value       Cost     Value
                               --------  -------   ---------  -------   --------  --------
                                                (Dollars in thousands)
Debt Securities:
  U.S. Government and federal
    agency obligations ......  $     --  $     --   $    --   $    --    $    --   $    --
  Other debt securities .....        --        --        --        --        250       250
                               --------  --------   -------   -------    -------   -------
    Total debt securities ...        --        --        --        --        250       250
                               --------  --------   -------   -------    -------   -------
Equity securities available-
    for-sale:
  Preferred stock ...........     3,754     3,815     3,177     3,345      4,527     4,723
  Common stock ..............    15,438    17,436     9,425    12,382      7,576     9,122
  Mutual funds ..............     1,524     1,394        --        --         --        --
                               --------  --------   -------   -------    -------   -------
    Total equity securities .    20,716    22,645    12,602    15,727     12,103    13,845
                               --------  --------   -------   -------    -------   -------
Mortgage-backed securities
    available-for sale:
  Freddie Mac ...............     5,459     5,546     7,923     8,059     11,218    11,268
  Fannie Mae ................    31,955    32,435    18,353    18,476     22,275    22,116
  Ginnie Mae ................    42,726    42,670     2,814     2,941      2,937     2,999
  REMICs ....................     7,833     8,113    10,169    10,437     10,874    11,148
                               --------  --------   -------   -------    -------   -------
    Total mortgage-backed
      securities ............    87,973    88,764    39,259    39,913     47,304    47,531
                               --------  --------   -------   -------    -------   -------
    Total securities(1) .....  $108,689  $111,409   $51,861   $55,640    $59,657   $61,626
                               ========  ========   =======   =======    =======   =======

----------
(1) Does not include $5.6 million, $2.4 million and $2.1 million of FHLB-Boston stock held by the Bank in 1998, 1997 and 1996 respectively.

      The following table sets forth the Bank's securities activities for the periods indicated. This table does not include FHLB stock held by the Bank.

                                                           For the Year Ended December 31,
                                                           -------------------------------
                                                             1998        1997       1996
                                                           --------   --------   --------
                                                                   (In thousands)
Mortgage-backed securities (available-for-sale):
  Mortgage-backed securities, beginning of period .......  $ 39,913   $ 47,531   $ 35,561
                                                           --------   --------   --------
  Purchases and securitization ..........................    59,637         --     18,039
  Calls: mortgage-backed securities .....................        --       (496)      (120)
  Repayments and prepayments ............................   (10,937)    (7,561)    (6,017)
  Net accretion .........................................        15         12         13
  Increase in unrealized gain ...........................       136        427         55
                                                           --------   --------   --------
    Net increase (decrease) in mortgage-backed securities    48,851     (7,618)    11,970
                                                           --------   --------   --------
  Mortgage-backed securities, end of period .............  $ 88,764   $ 39,913   $ 47,531
                                                           ========   ========   ========
Debt and equity securities:
  Debt and equity securities, beginning of period .......  $ 15,727   $ 14,095   $ 18,476
                                                           --------   --------   --------
  Purchases:  equity securities (available-for-sale) ....    16,376     10,285      8,569
  Sales: equity securities (available-for-sale) .........    (7,588)    (7,521)   (10,727)
  Calls:
    Debt securities (held-to-maturity) ..................        --         --         --
    Debt securities (available-for-sale) ................        --         --       (241)
    Equity securities (available-for-sale) ..............      (642)    (1,716)        --
  Principal payments: Corporate bonds ...................        --         --       (166)
  Transfer to Charitable Foundation: equity securities ..       (33)      (549)        --
    (available-for-sale)
  Maturities:
    Debt securities (held-to-maturity) ..................        --         --         --
    Debt securities (available-for-sale) ................        --       (250)    (2,386)
  Net amortization ......................................        --         --        (28)
  Increase (decrease) in unrealized gain ................    (1,195)     1,383        598
                                                           --------   --------   --------
    Net increase (decrease) in debt and equity securities     6,918      1,632     (4,381)
                                                           --------   --------   --------
  Debt and equity securities, end of period .............  $ 22,645   $ 15,727   $ 14,095
                                                           ========   ========   ========

      The table below sets forth information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio as of December 31, 1998. There were no securities with contractual maturities of one year or less.

                                                                    At December 31, 1998
                                     ------------------------------------------------------------------------------
                                       More than One       More than Five
                                       Year to Five         Years to Ten       More than Ten
                                           Years               Years               Years               Total
                                     ------------------  ------------------  ------------------  ------------------
                                               Weighted            Weighted            Weighted            Weighted
                                     Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average
                                      Value     Yield     Value     Yield     Value     Yield     Value     Yield
                                     --------  --------  --------  --------  --------  --------  --------  --------
                                                               (Dollars in thousands)
Available-for-sale securities:
  Mortgage-backed securities:
    Freddie Mac....................     $10     10.00%    $     3    7.75%   $ 5,533     6.44%   $  5,546    6.44%
    Fannie Mae.....................      32      7.00      13,428    6.31     18,975     7.42      32,435    7.43
    Ginnie Mae.....................      --        --          --      --     42,670     6.95      42,670    6.69
    REMICs.........................      --        --          --      --      8,113     6.55       8,113    6.55
                                        ---               -------            -------             --------
      Total mortgage-backed
        securities..................     42      7.73%     13,431    6.31%    75,291     6.71%     88,764    6.65%
   Equity securities................     --        --          --      --         --       --      22,645
                                        ---               -------            -------             --------
       Total securities(1)..........    $42               $13,431            $75,291             $111,409
                                        ===               =======            =======             ========

----------
(1)   Does not include $5.6 million of FHLB stock held by the Bank.

Sources of Funds

      General. Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

      Deposits. The Bank offers a variety of consumer and commercial deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, club accounts and certificate of deposit accounts. The Bank offers certificate of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

      At December 31, 1998, the Bank's deposits totalled $275.0 million, or 70.3%, of total liabilities. For the year ended December 31, 1998, the average balance of core deposits (savings, NOW, money market and demand accounts) totalled $129.6 million, or 48.0% of total average deposits. At December 31, 1998, the Bank had a total of $138.4 million in certificates of deposit, of which $106.4 million had maturities of less than one year. For the year ended December 31, 1997, the average balance of core deposits represented approximately 45.6% of total deposits and certificate accounts represented 54.4%, as compared to core deposits representing 46.8% of total deposits and certificate accounts representing 53.2% of deposits for the year ended December 31, 1996. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its banking offices are located. The Bank relies primarily on customer service, advertising and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not actively solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may receive preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. Although the Bank's policies allow for the use of brokered deposits, the Bank does not currently solicit brokered deposits. All Massachusetts savings banks are required to be members of the Mutual Savings Central Fund and as such, must pay its assessments. The Mutual Savings Central Fund maintains the DIF, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits.

      The following table presents the deposit activity of the Bank for the periods indicated.

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                   1998        1997        1996
                                                 -------     -------     -------
Increase before interest credited ..........     $ 1,977     $ 3,512     $ 7,848
Interest credited(1) .......................      10,385      10,185       9,445
                                                 -------     -------     -------
Net increase ...............................     $12,362     $13,697     $17,293
                                                 =======     =======     =======

----------
(1) Does not include escrow interest credited of $8,000, $7,000 and $7,000 for the periods ended December 31, 1998, 1997 and 1996, respectively.

      At December 31, 1998, the Bank had $23.2 million in certificate accounts in amounts of $100,000 or more, maturing as follows:

                                                                        Weighted
                                                                         Average
Maturity Period                                            Amount         Rate
                                                           ------       --------
                                                          (Dollars in thousands)

Three months or less .............................         $ 6,999        5.02%
Over three through six months ....................           3,473        5.11
Over six through 12 months .......................           7,468        5.72
Over 12 months ...................................           5,277        6.45
                                                           -------
Total ............................................         $23,217        5.58
                                                           =======

      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize average daily balances.

                                               For the Year Ended              For the Year Ended
                                                December 31, 1998               December 31, 1997
                                         ------------------------------  -------------------------------
                                                    Percent    Weighted              Percent    Weighted
                                         Average    of Total    Average   Average    of Total   Average
                                         Balance    Deposits     Rate     Balance    Deposits     Rate
                                         --------   --------   --------  --------    --------   --------
                                                             (Dollars in thousands)
Demand deposits........................  $ 10,184     3.77%        --%   $  7,939       3.11%       --%
Savings accounts(1)....................    66,805    24.75       2.39      64,285      25.16      2.74
Money Market accounts..................    24,465     9.06       2.89      19,238       7.53      2.12
NOW accounts...........................    28,116    10.42       1.04      24,941       9.76      1.01
Total certificates of deposit..........   140,371    52.00       5.56     139,119      54.44      5.56
                                         --------   ------               --------     ------
    Total average deposits.............  $269,941   100.00%      3.85%   $255,522     100.00%     3.97%
                                         ========   ======               ========     ======

                                                For the Year Ended December 31,
                                               ---------------------------------
                                                               1996
                                               ---------------------------------
                                                            Percent    Weighted
                                                Average     of Total    Average
                                                Balance     Deposits     Rate
                                                -------     --------   --------
                                                     (Dollars in thousands)
Demand deposits ..........................     $  6,933        2.90%        --%
Savings accounts(1) ......................       65,042       27.25       2.59
Money Market accounts ....................       16,825        7.05       2.62
NOW accounts .............................       22,831        9.57       1.06
Total certificates of deposit ............      127,068       53.23       5.54
                                               --------      ------
    Total average deposits ...............     $238,699      100.00%      3.94%
                                               ========      ======

----------
(1)   Savings accounts include mortgagors' escrow deposits.

      The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                Period to Maturity from
                                   December 31, 1998
                          ------------------------------------
                            Less        One      Two
                            than         to       to     Over      Total       At December 31,
                             One        Two     Three    Three  December 31, -------------------
                            Year       Years    Years    Years     1998        1997       1996
                          --------   -------   ------    -----  ------------ --------   --------
                                                  (Dollars in thousands)
Certificate accounts:
  0 to 4.00%............  $     34   $    11   $   32     $ 2    $     79    $     75   $    132
  4.01% to 5.00%........    43,667     4,569    1,954      --      50,190       3,744     29,506
  5.01% to 6.00%........    52,795    11,604    3,660      --      68,059     107,995     85,788
  6.01% to 7.00%........     3,253         5       --      --       3,258      15,306      7,282
  7.01% to 8.00%........     6,681    10,137       --      --      16,818      16,129     15,689
                          --------   -------   ------     ---    --------    --------   ---------
      Total.............  $106,430   $26,326   $5,646     $ 2    $138,404    $143,249   $138,397
                          ========   =======   ======     ===    ========    ========   ========

      Borrowed Funds. As part of its operating strategy, the Bank utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which may be withdrawn from the Bank at any time. These FHLB advances are collateralized primarily by the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made under several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 1998, the Bank had $111.2 million in outstanding advances from the FHLB compared to $41.7 million at December 31, 1997.

      The following table sets forth information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                     At or For the Year Ended
                                                          December 31,
                                                -------------------------------
                                                   1998        1997       1996
                                                ---------    -------    -------
                                                     (Dollars in thousands)
FHLB advances:
  Average balance outstanding ...............   $  55,588    $40,099    $26,941
                                                =========    =======    =======
  Maximum amount outstanding at any
    month-end during the period .............   $ 111,163    $44,878    $38,145
                                                =========    =======    =======

  Balance outstanding at end of period ......   $ 111,163    $41,726    $35,441
                                                =========    =======    =======

  Weighted average interest rate during
    the period ..............................        5.54%      5.84%      5.97%
                                                     ====       ====       ====

  Weighted average interest rate at end
    of period ...............................        5.15%      5.94%      5.66%
                                                     ====       ====       ====

Trust Services

      In 1994, the Bank established the Woronoco Savings Bank Trust & Investment Management Department (the "trust department"). The trust department provides trust and investment services to individuals, partnerships, corporations and institutions and acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Bank believes that the trust department is an important element of its operating strategy to attract and retain customers. The Bank has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, drafting trust documents and instruments, investment of trust property, handling conflicts of interest, and maintaining impartiality. Such policies are aimed at maintaining the highest standards of fiduciary conduct. At December 31, 1998, the trust department was managing 200 accounts for others with assets of $17.8 million, in the aggregate.

Subsidiary Activities

      Walshingham Enterprises, Inc. was established in July 1983 for the purpose of acquiring, holding and selling residential and commercial real estate. However, the subsidiary no longer holds any real property and currently is inactive. Woronoco Security Corp. was established in November 1996, for the purpose of acquiring and holding investment securities of a type that are permissible for banks to hold under applicable law. Woronoco Security Corp. was established to qualify as a "securities corporation" for Massachusetts tax purposes. The results of operations of all of the Bank's subsidiaries will be consolidated in the results and operations of the Company.

The Woronoco Foundation, Inc.

      In 1996, the Bank established a private charitable foundation, The Woronoco Foundation, Inc. (the "foundation"). The foundation, which is not a subsidiary of the Bank, was established for the purpose of providing grants to charitable organizations in the communities in which the Bank operates. The foundation was funded in 1997 by a donation from the Bank of marketable equity securities with a cost basis and fair value of approximately $235,000 and $549,000, respectively, at the date of donation and transfer. The foundation's current nine member Board of Directors consists of three of each of the Bank's current Trustees, officers and corporators. The Bank will continue to maintain the foundation after conversion but may, in the future, wind down its operations and affairs. It is not expected that the existence of the Bank's current foundation will impact the business and affairs of the Woronoco Savings Charitable Foundation which is being established in connection with the Bank's Conversion.

                           REGULATION AND SUPERVISION

General

      As a savings bank chartered by the Commonwealth of Massachusetts, the Bank is extensively regulated under state law with respect to many aspects of its banking activities; this state regulation is administered by the Commissioner. In addition, as a bank whose deposits are insured by the FDIC under the Bank Insurance Fund ("BIF"), the Bank must pay deposit insurance assessments and is examined and supervised by the FDIC. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not bank stockholders.

      The Holding Company is also required to file reports with, and otherwise comply with the rules and regulations, of the OTS, the Commissioner and of the Securities and Exchange Commission ("SEC") under the federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations.

Massachusetts Banking Laws and Supervision

      Massachusetts savings banks are regulated and supervised by the Commissioner. The Commissioner is required to regularly examine each state-chartered bank. The approval of the Commissioner is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned. The Commissioner may suspend or remove trustees or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

      All Massachusetts-chartered savings banks are required to be members of the Mutual Savings Central Fund and as such must pay its assessments. The Mutual Savings Central Fund maintains the Deposit Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. In addition, the Mutual Savings Central Fund acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing qualifying obligations from them.

      Payment of Dividends. A savings bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations.

      Assessments. Savings banks are required to pay assessments to the Commissioner to fund operations. Assessments paid by the Bank for the fiscal year ended December 31, 1998 totalled $32,000.

Federal Regulations

      Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, receiving the highest examination rating, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

      The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

      State non-member banks must maintain a minimum ratio of qualifying capital to risk-weighted assets of at least 8%, of which at least one-half be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

      The following is a summary of the Bank's regulatory capital at December 31, 1998:

            GAAP Capital to Total Assets........................    8.38%
            Total Capital to Risk-Weighted Assets...............   13.87%
            Tier I Leverage Ratio...............................    9.35%
            Tier I to Risk-Weighted Assets......................   13.04%

      Standards for Safety and Soundness. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

      Under federal law, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. There are certain exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment was 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 1998, the Bank had $22.6 million of securities which were under such grandfathering authority.

Prompt Corrective Regulatory Action

      Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 1998, the Bank was a "well capitalized" institution and immediately upon completion of the Conversion expects to be a "well capitalized" institution.

      "Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions including, under to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status. No savings bank may pay a dividend that would cause it to be "undercapitalized."

Transactions with Affiliates

      Transactions between depository institutions and their affiliates are governed by federal law. In a holding company context, at a minimum, the parent holding company of a savings institution and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, the extent to which a savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate is limited to 10% of such savings bank's capital stock and surplus. Federal law contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term "covered transaction" includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. There are also specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Federal law also requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings institution or its subsidiary as similar transactions with nonaffiliates.

      Further, federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders ("insiders"). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank's employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers.

Enforcement

      The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under Federal law to appoint a conservator or receiver for an insured bank under certain circumstances.

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and other information which the FDIC determines to be relevant. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. BIF-insured institutions are also required to make payments on certain bonds issued by the Financing Corporation in the late 1980's. The Bank's insurance assessments totalled $32,000 during fiscal 1998. The FDIC is authorized to raise the assessment rates. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

      The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $46.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.4 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1998 of $5.6 million. At December 31, 1998, the Bank had $111.2 million in FHLB advances.

Holding Company Regulation

      Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL"), discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and has adhered to the OTS' regulations and reporting requirements. In addition, the OTS may examine and supervise the Company and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

      As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted.

      The HOLA prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings associations, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

      To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a QTL. To qualify as a QTL, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Code, or with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 1998, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the prior 12 months and, therefore, met the QTL test.

      Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with Massachusetts law. The term "bank holding company," for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan associations and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution is not deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company.

Thrift Rechartering

      The Bank and the Company, as a savings and loan holding company, are extensively regulated and supervised. Such regulation, which affects the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the applicable authorities. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Commissioner, the Commonwealth of Massachusetts, the OTS, the FDIC or the Congress, could have a material impact on the Company, the Bank and their operations.

      Legislation enacted several years ago provides that the BIF and the Savings Association Insurance Fund ("SAIF") would merge on January 1, 1999 if there were no more savings associations as of that date. Several bills were introduced in the last Congress that would have eliminated the federal thrift charter and the OTS. A bill that was passed by the House of Representatives in 1998 would have subjected unitary savings and loan holding companies to the activities restrictions generally applicable to multiple savings and loan holding companies. A grandfathering provision would have allowed existing unitary savings and loan holding companies to continue to engage in activities permitted a unitary savings and loan holding company under existing law and that grandfather could be transferred to acquirers. Unless the grandfather date in that bill were changed, the Company would not have qualified for the grandfather. The Bank is unable to predict whether such legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF will eventually be merged.

Federal Securities Laws

      The Company has filed with the SEC a registration statement under the Securities Act for the registration of the common stock to be issued in the Conversion. Upon completion of the Conversion, the Company's common stock will be registered with the SEC under the Exchange Act. The Company will then have to observe the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

      The registration under the Securities Act of shares of the common stock to be issued in the Conversion does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Company and the Bank will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and must comply with federal income taxation laws and regulations in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters material to the operations of the Company and Bank is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service (the "IRS") or the Massachusetts Department of Revenue ("Massachusetts DOR") in the past five years.

      Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986, as amended (the "Code"), relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e., take into income) portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Before the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. Before the 1996 Tax Act, the Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

      The 1996 Act. Under the 1996 Act, for its current and future taxable years, as a "Small Bank" (as defined in the 1996 Act, a "small bank" is generally defined as one with assets under $500 million), the Bank is permitted to make additions to its tax bad debt reserves under the Experience Method based on total loans. The Federal income tax reserve for loan losses for the Bank's base year amounted to approximately $1.6 million. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be taxed in the fiscal year in which used. Since the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of approximately $831,000 has not been provided.

      Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. The term "non-dividend distributions" is defined as distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not cause this pre-1988 reserve to be included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

      Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be excluded.

State Taxation

      Massachusetts Taxation. Before July, 1995, the Bank had to pay an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for savings banks is currently 10.91% of federal taxable income, adjusted for certain items. This rate will be reduced over the next year so that the Bank's tax rate will become 10.5% by December 31, 1999. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. No deductions, however, are allowed for dividends received until July 1, 1999. In addition, carryforwards and carrybacks of net operating losses are not allowed.

      A financial institution or business corporation is generally entitled to special tax treatment as a "security corporation," provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a "security corporation" by the Commissioner of the Massachusetts DOR. A security corporation that is also a bank holding company under the Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Code must pay a tax equal to 1.32% of its gross income.

      Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties.

      The Bank currently conducts its business through its main office located in Westfield, Massachusetts and eleven other banking offices and one stand-alone ATM. The Company believes that the Bank's facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                         Net Book Value
                                                                                          of Property
                                                                                         or Leasehold
                                              Leased,    Original Year  Date of Lease/   Improvements
                                            Licensed or     Leased         License      at December 31,
                 Location                      Owned      or Acquired     Expiration          1998
------------------------------------------  -----------  -------------  --------------  ---------------
Main/Executive Office:                                                                  (In thousands)
31 Court Street
Westfield, Massachusetts  01085...........     Owned         1951             --           $  976

Banking Offices:
44 Little River Road
Westfield, Massachusetts 01085............     Owned         1971             --              142

185 College Highway
Southwick, Massachusetts 01077............     Owned         1988             --              625

74 Lamb Street
South Hadley, Massachusetts 01075.........     Owned         1995             --              473

119 Winsor Street
Ludlow, Massachusetts 01056...............     Owned         1997             --              541

608 College Highway
Southwick, Massachusetts 01077............    Leased         1977            2002              54

1359 Springfield Street
Feeding Hills, Massachusetts 01013........    Leased         1994          1999(1)             55

800 Boston Road
Springfield, Massachusetts 01119..........   Licensed        1994         1999(1)(2)          124

503 Memorial Avenue
West Springfield, Massachusetts 01089.....   Licensed        1994         1999(1)(2)          125

44 Willimansett Street
South Hadley, Massachusetts 01075.........   Licensed        1997         2002(1)(2)           82

175 University Drive
Amherst, MA  01002........................   Licensed        1998       2003(1)(2)(3)          --

Other Office and Properties:

177 Montgomery Road
Westfield, Massachusetts 10185............      (4)            --             --               --

2-16 Central Street
Westfield, Massachusetts 01085............   Owned(5)        1990             --               (6)

127 North Elm Street
Westfield, Massachusetts 01085............   Leased(7)       1998            2003              21
                                                                                           ------
      Total...............................                                                 $3,218
                                                                                           ======

----------
(1) The Bank has an option to renew this lease/license for three additional five-year periods.
(2) This banking office is located inside a supermarket/grocery store operated by the regionally based Big Y Foods, Inc. The Bank maintains a sublicense or, in the case of the South Hadley and Amherst offices, a license to possess the property. Generally, the holder of a license or sublicense has less property rights than the possessor of a leasehold interest.
(3)   The Amherst branch opened January 25, 1999.
(4) This office is located in a local high school and is operated by students, under the supervision of a Bank employee, for the benefit of teachers and students of the school. This office offers only retail deposit products and does not provide any other banking services. The Bank does not pay rent but does pay for its portion of the utilities. The Bank has been operating at this location since 1990.
(5) The property consists of commercial retail space which the Bank leases to a local glass and mirror company. The property also consists of vacant office space which the Bank currently utilizes as a storage facility.
(6) Net book value of the property is included in net book value for the Bank's main office.
(7) Consists of a stand-alone ATM located at a Dunkin' Donuts establishment. The ATM became operational in September 1998.

Item 3. Legal Proceedings.

      The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

      The Company's common stock is listed on the American Stock Exchange (the "AMEX") under the symbol "WRO." The stock began trading on March 19, 1999. Therefore, no information was available with respect to the high and low sales price for the equity for the quarter ended December 31, 1998. As of March 19, 1999, the Company has approximately 2,688 holders of record.

Use of Proceeds

      The following information is provided in connection with the Company's sale of its common stock as part of the Bank's conversion:

      a. The effective date of the Registration Statement on Form S-1 (File No. 333-67255) was January 13, 1999.

      b. The offering was consummated on March 19, 1999 with the sale of all securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P. acted as marketing agent for the offering.

      c. The class of securities registered was common stock, par value $.01 per share. The aggregate amount of such securities registered was 5,998,860 shares which represented an aggregate amount of $59,988,600. That amount included 5,554,500 shares (or $55,545,000)
            sold in the offering and 444,360 shares (or $4,443,600) issued to Woronoco Savings Charitable Foundation.

      d. A reasonable estimate of the expenses incurred in connection with the conversion and offering was $2,000,000, including expenses paid to or for underwriters of $734,000, attorney and accounting fees of $849,000 and other expenses of $417,000. The net proceeds resulting from the offering after deducting expenses was $53,545,000.

      e. The net proceeds are temporarily invested in short- to intermediate-term mortgage-backed securities.

Item 6.  Selected Financial Data.

      We have derived the following selected consolidated financial and other data of Woronoco Savings in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

                                                            At December 31,
                                          ------------------------------------------------
                                            1998       1997      1996      1995     1994
                                          --------  --------  --------  --------  --------
                                                           (In thousands)
Selected Financial Data:
  Total assets .........................  $426,826  $341,909  $316,708  $275,405  $266,325
  Cash and cash equivalents ............    11,978    11,686    10,469    12,320     9,627
  Loans, net ...........................   284,043   261,723   234,135   200,189   186,781
  Debt securities:
    Available-for-sale .................        --        --       250     6,205        --
    Held-to-maturity/ held-for-
      investment .......................        --        --        --        --     7,461
  Mortgage-backed securities, net:
    Available-for-sale .................    88,764    39,913    47,531    35,561        --
    Held-to-maturity/held-for-investment        --        --        --        --    42,756
  Equity securities:
    Available-for-sale .................    22,645    15,727    13,845    12,271    11,425
    Held-for-investment ................        --        --        --        --        --
  Deposits .............................   275,041   262,679   248,982   231,689   218,856
  FHLB advances ........................   111,163    41,726    35,441    14,472    22,000
  Total surplus ........................    35,773    33,332    29,074    26,221    22,261
  Other real estate owned, net .........       241       381       423       641       955
  Nonperforming assets and
    troubled debt restructurings .......     1,320     1,540       675     3,154     3,476

                                                  For the Year Ended December 31,
                                          ------------------------------------------------
                                            1998       1997      1996      1995     1994
                                          --------  --------  --------  --------  --------
                                                           (In thousands)
Selected Operating Data:
  Total interest and dividend income ...  $ 25,265  $ 23,658  $ 21,734  $ 19,869  $ 16,980
  Interest expense .....................    13,477    12,500    11,022     9,823     7,035
                                          --------  --------  --------  --------  --------
    Net interest income ................    11,788    11,158    10,712    10,046     9,945
  Provision for loan losses ............       240       180       180       210       300
                                          --------  --------  --------  --------  --------
    Net interest income after provision
      for loan losses ..................    11,548    10,978    10,532     9,836     9,645
  Noninterest income ...................     3,342     3,324     1,896     1,592       949
  Noninterest expense ..................    10,087     9,743     8,372     7,693     7,139
                                          --------  --------  --------  --------  --------
  Income before income taxes ...........     4,803     4,559     4,056     3,735     3,455
  Income taxes .........................     1,693     1,541     1,582     1,400     1,263
                                          --------  --------  --------  --------  --------
    Net income .........................  $  3,110  $  3,018  $  2,474  $  2,335  $  2,192
                                          ========  ========  ========  ========  ========

                                                              For the Year Ended December 31,
                                                     -----------------------------------------------
                                                       1998      1997      1996      1995      1994
                                                     -------   -------   -------   -------   -------
Selected Operating Ratios and Other Data:
Performance Ratios:
  Average yield on interest-earning assets.........    7.41%     7.62%     7.80%     7.75%     7.11%
  Average rate paid on interest-
    bearing liabilities............................    4.27      4.35      4.26      4.11      3.16
  Average interest rate spread.....................    3.14      3.27      3.54      3.64      3.95
  Net interest margin..............................    3.46      3.59      3.84      3.92      4.16
  Ratio of interest-earning assets to
    interest-bearing liabilities...................  108.18    107.96    107.70    107.35    107.37
  Net interest income after provision for loan
    losses to noninterest expense..................  114.48    112.67    125.80    127.87    135.10
  Noninterest expense as a percent of
    average assets.................................    2.79      2.96      2.84      2.85      2.85
  Return on average assets.........................    0.86      0.92      0.84      0.86      0.87
  Return on average surplus........................    8.89      9.67      9.10      9.58     10.05
  Ratio of average surplus to average assets.......    9.66      9.50      9.23      9.01      8.70
  Efficiency ratio(1)..............................   73.57%    73.04%    70.61%    69.56%    65.69%

                                                              For the Year Ended December 31,
                                                     -----------------------------------------------
                                                       1998      1997      1996      1995      1994
                                                     -------   -------   -------   -------   -------
Regulatory Capital Ratios:
  Leverage capital.................................    9.35%     9.08%     8.94%     9.28%     8.53%
  Total risk-based capital.........................   13.87     15.14     15.67     15.95     15.90
Asset Quality Ratios:
  Nonperforming loans and troubled debt
    restructurings as a percent of total loans.....    0.38      0.44      0.11      1.24      1.34
  Nonperforming assets and troubled debt
    restructurings as a percent of total assets....    0.31      0.45      0.21      1.15      1.31
  Allowance for loan losses as a percent
    of total loans.................................    0.76      0.74      0.81      0.91      0.88
  Allowance for loan losses as a percent of
    nonperforming loans and troubled debt
    restructurings.................................  200.74    168.42    758.33     73.14     65.73
  Net loans charged-off to average interest-
    earning loans..................................    0.01%     0.06%     0.05%     0.01%     0.17%
Banking offices at end of period...................      11        10         9         9         8

----------
(1) The efficiency ratio represents the ratio of noninterest expense divided by the sum of the net interest income and noninterest income. This ratio does not include realized gains on investment securities. If this ratio included realized gains on investment securities, then the efficiency ratio would be 66.67%, 63.49%, 66.40%, 66.10% and 65.53% for the years ended December 31,
     1998, 1997, 1996, 1995 and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the "Selected Consolidated Financial and Other Data of the Bank" and the Bank's Consolidated Financial Statements and notes thereto, each appearing elsewhere in this 10-K.

General

      The Company has only recently been formed and, accordingly, has no results of operations. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income such as gains (losses) on securities and loan sales and service charges and other fees. The Bank's noninterest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing expenses, data processing, professional services and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies. The Bank exceeded all of its regulatory capital requirements at December 31, 1998.

Forward-Looking Statements

      This Form 10-K contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Strategy

      The Bank operates as a community-oriented savings bank, offering traditional deposit and loan products to its customers. In recent years, the Bank's strategy has been to maintain profitability while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to:

      o Emphasize providing superior service and competitive rates to increase deposits, including commercial accounts

      o Control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit

      o Invest funds in excess of loan demand primarily in mortgage-backed and investment grade equity securities

      o Control interest rate risk by selectively utilizing off-balance sheet hedging transactions such as interest rate swaps, caps and floors

      o Originate high quality, multi-family and commercial real estate and commercial business loans which increase the yields earned on its overall loan portfolio, without incurring unnecessary risk

      o Expand its lending and deposit base through the establishment of full-service banking offices located inside supermarket/grocery stores

      Beginning in 1994, the Bank began opening full-service banking offices in supermarket/grocery stores operated by the regionally based Big Y Foods, Inc. Since 1994, the Bank has established three such banking offices and on January 25, 1999 opened a fourth banking office at a Big Y supermarket located in Amherst, Massachusetts. The Bank will continue to seek attractive opportunities to expand its branching activities through supermarket facilities as such opportunities arise.

      The Bank intends to continue its current operating strategy in an effort to enhance its long-term profitability while maintaining a reasonable level of interest rate risk. The Bank also intends to enhance its current operating strategy by expanding the products and services that it offers, as necessary, to improve its market share in its primary market area. In this regard, the Bank has begun to offer new consumer and commercial deposit products and various other customer improvement services and intends to expand its trust services and invest in technological enhancements, such as PC banking, to better serve its customers in the future. In addition, and consistent with its plan to increase its loan portfolio, the Bank intends to hire additional loan originators, a commercial loan officer and an additional credit analyst to assist the loan department.

Analysis of Net Interest Income

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

         Average Balance Sheet. The following table sets forth information relating to the Bank for the years ended December 31, 1998, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

                                                   For the Year Ended December 31,
                                       ----------------------------------------------------------
                                                   1998                          1997
                                       ----------------------------  ----------------------------
                                                           Average                       Average
                                       Average              Yield/   Average              Yield/
                                       Balance   Interest    Rate    Balance   Interest    Rate
                                       --------  --------  --------  -------   --------  --------
                                                           (Dollars in thousands)
Assets:
  Interest-earning assets(1):
   Investments:
     Debt securities................   $     --  $    --       --%   $     --  $    --       --%
     Mortgage-backed securities.....     43,762    2,887     6.60      44,094    2,894     6.56
     Equity securities..............     19,405      885     4.56      13,707      785     5.73
     FHLB stock.....................      2,978      177     5.94       2,308      144     6.24
   Loans, net(2)....................    271,193   21,103     7.78     247,911   19,682     7.94
   Other............................      3,818      213     5.58       2,568      153     5.96
                                       --------  -------             --------  -------
     Total interest-earning assets..    341,156   25,265     7.41     310,588   23,658     7.62
Noninterest-earning assets..........     20,843                        18,050
                                       --------                      --------
     Total assets...................   $361,999                      $328,638
                                       ========                      ========
Liabilities and surplus:
  Interest-bearing liabilities:
   Deposits:
     Money market accounts..........   $ 24,465  $   707     2.89%   $ 19,238  $   407     2.12%
    Savings accounts(3).............     66,805    1,598     2.39      64,285    1,759     2.74
     NOW accounts...................     28,116      292     1.04      24,941      253     1.01
     Certificates of deposit........    140,371    7,800     5.56     139,119    7,740     5.56
                                       --------  -------             --------  -------
       Total interest-bearing
         deposits...................    259,757   10,397     4.00     247,583   10,159     4.10
   Borrowings.......................     55,617    3,080     5.54      40,099    2,341     5.84
                                       --------  -------             --------  -------
      Total interest-bearing
        liabilities.................    315,374   13,477     4.27%    287,682   12,500     4.35
                                                 -------   ------              -------   ------
   Demand deposits..................     10,184                         7,939
   Other noninterest-bearing
     liabilities....................      1,463                         1,799
                                       --------                      --------
       Total liabilities............    327,021                       297,420
   Surplus..........................     34,978                        31,218
                                       --------                      --------
       Total liabilities and surplus   $361,999                      $328,638
                                       ========                      ========
   Net interest-earning assets......   $ 25,782                      $ 22,906
                                       ========                      ========
   Net interest income/interest
     rate spread(4).................             $11,788     3.14%             $11,158     3.27%
                                                 =======   =======             =======   ======
   Net interest margin as a percentage
     of interest-earning assets(5)..                         3.46%                         3.59%
                                                           ======                        ======
   Ratio of interest-earning assets
     to interest-bearing liabilities                       108.18%                       107.96%
                                                           ======                        ======

                                                     For the Year Ended December 31,
                                       ---------------------------------------------------------
                                                   1996                          1995
                                       ----------------------------  ---------------------------
                                                           Average                       Average
                                       Average              Yield/   Average              Yield/
                                       Balance   Interest    Rate    Balance   Interest    Rate
                                       -------   --------  --------  -------   --------  -------
                                                            (Dollars in thousands)
Assets:
  Interest-earning assets(1):
   Investments:
     Debt securities................   $  2,373  $   140     5.90%   $  6,622   $   398    6.01%
     Mortgage-backed securities.....     43,123    2,743     6.36      39,322     2,428    6.17
     Equity securities..............     12,392      801     6.46      12,146       735    6.05
     FHLB stock.....................      2,009      127     6.32       1,568       127    8.10
   Loans, net(2)....................    215,613   17,732     8.22     191,903    15,856    8.26
   Other............................      3,111      191     6.19       4,757       325    6.83
                                       --------  -------             --------   -------
     Total interest-earning assets..    278,621   21,734     7.80     256,318    19,869    7.75
Noninterest-earning assets..........     15,938                        14,028
                                       --------                      --------
     Total assets...................   $294,559                      $270,346
                                       ========                      ========
Liabilities and surplus:
  Interest-bearing liabilities:
   Deposits:
     Money market accounts..........   $ 16,825  $   441     2.62%   $ 17,754   $   499    2.81%
    Savings accounts(3).............     65,042    1,684     2.59      67,221     1,707    2.54
     NOW accounts...................     22,831      243     1.06      20,920       272    1.30
     Certificates of deposit........    127,068    7,045     5.54     115,933     6,223    5.37
                                       --------  -------             --------   -------
       Total interest-bearing
         deposits...................    231,766    9,413     4.06     221,828     8,701    3.92
   Borrowings.......................     26,941    1,609     5.97      16,948     1,122    6.62
                                       --------  -------             --------   -------
      Total interest-bearing
        liabilities.................    258,707   11,022     4.26     238,776     9,823    4.11
                                                 -------   ------               -------  ------
   Demand deposits..................      6,933                         5,703
   Other noninterest-bearing
     liabilities....................      1,744                         1,501
                                       --------                      --------
       Total liabilities............    267,384                       245,980
   Surplus..........................     27,175                        24,366
                                       --------                      --------
       Total liabilities and surplus   $294,559                      $270,346
                                       ========                      ========
   Net interest-earning assets......   $ 19,914                      $ 17,542
                                       ========                      ========
   Net interest income/interest
     rate spread(4).................             $10,712     3.54%              $10,046    3.64%
                                                 =======   ======               =======  ======
   Net interest margin as a percentage
     of interest-earning assets(5)..                         3.84%                         3.92%
                                                           ======                        ======
   Ratio of interest-earning assets
     to interest-bearing liabilities                       107.70%                       107.35%
                                                           ======                        ======

----------
(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccruing loans. The Bank records interest income on nonaccruing loans on a cash basis.
(3)   Savings accounts include mortgagors' escrow deposits.
(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

      Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                           Year Ended                 Year Ended                   Year Ended
                                       December 31, 1998           December 31, 1997            December 31, 1996
                                           Compared to                Compared to                  Compared to
                                           Year Ended                 Year Ended                   Year Ended
                                       December 31, 1997           December 31, 1996            December 31, 1995
                                   -------------------------  --------------------------   -------------------------
                                       Increase                     Increase                   Increase
                                      (Decrease)                   (Decrease)                 (Decrease)
                                        Due to                       Due to                     Due to
                                   ----------------             ---------------            ----------------
                                    Volume    Rate     Net      Volume    Rate     Net     Volume     Rate     Net
                                   -------   -----   -------   -------   ------  -------   -------   ------  -------
                                                                     (In thousands)
Interest-earning assets:
  Debt securities ...............  $    --   $  --   $    --   $   (70)  $ (70)  $  (140)  $  (251)  $  (7)  $  (258)
  Mortgage-backed securities ....      (22)     15        (7)       63      88       151       240      75       315
  Equity securities .............      196     (96)      100       227    (243)      (16)       15      51        66
  FHLB stock ....................       40      (7)       33        19      (2)       17        --      --        --
  Loans, net ....................    1,802    (381)    1,421     2,537    (587)    1,950     1,950     (74)    1,876
  Other .........................       69      (9)       60       (32)     (6)      (38)     (104)    (30)     (134)
                                   -------   -----   -------   -------   -----   -------   -------   -----   -------
    Total interest-earning assets    2,085    (478)    1,607     2,744    (820)    1,924     1,850      15     1,865
                                   -------   -----   -------   -------   -----   -------   -------   -----   -------
Interest-bearing liabilities:
  Deposits:
    Money market accounts .......      128     172       300        97    (131)      (34)      (25)    (33)      (58)
    Savings accounts(1) .........       73    (234)     (161)      (19)     94        75       (58)     35       (23)
    NOW accounts ................       33       6        39        20     (10)       10        29     (58)      (29)
    Certificates of deposit .....       70     (10)       60       670      25       695       612     210       822
                                   -------   -----   -------   -------   -----   -------   -------   -----   -------
      Total deposits ............      304     (66)      238       768     (22)      746       558     154       712
  Borrowings ....................      852    (113)      739       767     (35)      732       584     (97)      487
                                   -------   -----   -------   -------   -----   -------   -------   -----   -------
      Total interest-bearing
        liabilities .............    1,156    (179)      977     1,535     (57)    1,478     1,142      57     1,199
                                   -------   -----   -------   -------   -----   -------   -------   -----   -------
  Increase (decrease) in net
    interest income .............  $   929   $(299)  $   630   $ 1,209   $(763)  $   446   $   708   $ (42)  $   666
                                   =======   =====   =======   =======   =====   =======   =======   =====   =======

----------

(1)   Includes interest on mortgagors' escrow deposits.

Comparison of Financial Condition at December 31, 1998 and December 31, 1997

      Total assets increased by $84.9 million, or 24.8%, to $426.8 million at December 31, 1998, from $341.9 million at December 31, 1997. The growth in assets was primary attributable to a $48.9 million increase in mortgage-backed securities available-for-sale, a $6.9 million increase in equity securities available-for-sale, a $22.3 million increase in net loans and a $2.4 million increase in banking premises and equipment. Mortgage-backed securities increased by $48.9 million, or 122%, to $88.8 million at December 31, 1998 from $39.9 million at December 31, 1997. The net increase in mortgage-backed securities was primarily due to the purchase of $40.5 million of mortgage-backed securities. Such securities were purchased in the fourth quarter of 1998 as management used borrowed funds in anticipation of receiving conversion proceeds to purchase them. The securitization of $19.1 million of fixed rate one- to four-family mortgage loans also contributed to this increase. Equity securities at December 31, 1998 totaled $22.6 million, an increase of $6.9 million, or 44.0%, compared to $15.7 million at December 31, 1997 attributable to net purchases of $8.1 million and a decrease in the unrealized gain of $1.2 million. Net loans increased by $22.3 million, or 8.5%, to $284.0 million at December 31, 1998, from $261.7 million at December 31, 1997, primarily due to increased originations of one- to four-family mortgage loans and home equity loans and lines of credit. The relatively low interest rate environment during 1998 increased one- to four-family refinance activity, primarily 15- and 30-year fixed-rate mortgage products. These originations were partially offset by the $19.1 million in fixed rate one- to four-family loans that were securitized and are now classified as mortgage-backed securities. Premises and equipment increased by $2.4 million, or 40.1%, due to the construction of an addition to the Bank's main office, which will provide additional office space for the Bank's administrative operations, and the renovation of a branch office. The construction on the main office is due to be completed during the second quarter of 1999.

      Asset growth was funded primarily through FHLB borrowings and deposit inflows. Borrowed funds increased $69.5 million, or 166%, to $111.2 million at December 31, 1998 from $41.7 million at December 31, 1997. Total deposits at December 31, 1998 were $275.0 million, an increase of $12.3 million, or 4.7%, compared to $262.7 million at December 31, 1997. The increase was primarily due to an increase of $17.2 million, or 14.4%, in core deposit accounts, to $136.6 million at December 31, 1998 from $119.4 million at December 31, 1997. This increase in deposits consisted of $2.1 million in demand, $6.5 million in NOW, $4.9 million in money market, and $3.7 million in savings accounts and was due in part to an active promotion to gain new checking account customers and the opening of a new banking office in 1998 which had $3.6 million of deposits at December 31, 1998. Certificates of deposit decreased $4.9 million, or 3.4%, to $138.4 million at December 31,1998 from $143.3 million at December 31, 1997. The decrease in certificates of deposit was primarily attributable to the maturing of previously offered certificate "specials" that the Bank did not actively seek to retain. To some extent, the increase in core deposits and decrease in certificate accounts is reflective of depositors' general unwillingness to commit funds to longer time periods given the current low interest rate environment.

      Total surplus increased $2.5 million, or 7.3%, to $35.8 million at December 31, 1998, from $33.3 million at December 31, 1997, primarily the result of net income of $3.1 million for the year ended December 31, 1998 which was offset by a $669,000 decrease in the after-tax net unrealized gain on available-for-sale securities during the same period. The $669,000 decrease in the after-tax net unrealized gain on available-for-sale securities, along with the increase in assets, caused a decrease in the Bank's ratio of equity capital to total assets to 8.38% at December 31, 1998 from 9.75 % at December 31, 1997.

Comparison of Operating Results for the Years Ended December 31, 1998 and December 31, 1997

      General. Net income increased $92,000, or 3.0%, to $3.1 million for the year ended December 31, 1998 from $3.0 million for the year ended December 31, 1997. This increase was due to the increase in net interest income which, despite a decrease in the average interest rate spread to 3.14% from 3.27%, increased by $630,000 due to an increase in the average balance of net interest-earning assets. This increase was partially offset by a $344,000 increase in non-interest expense, and a $152,000 increase in income taxes.

      Interest Income. Interest income amounted to $25.3 million for the year ended December 31, 1998, representing an increase of $1.6 million, or 6.8%, from 1997. The increase was the result of a $30.6 million increase in average interest-earning assets offset by a 21 basis point decrease in the yield on interest-earning assets. Interest income on loans increased by $1.4 million to $21.1 million for the year ended December 31, 1998 from $19.7 million for the same period in 1997, due to a $23.3 million increase in the average balance in loans offset by a 16 basis point decrease in the average yield to 7.78%. The decrease in the average interest rate on interest-earning assets was primarily due to the lower interest rate environment during 1998 which resulted in lower yields on all new loans originated or refinanced. Interest and dividend income on the securities portfolio increased $93,000 to $3.8 million for the year ended December 31, 1998.

      Interest Expense. Total interest expense for the year ended December 31, 1998 was $13.5 million, compared to $12.5 million for the year ended December 31, 1997, an increase of $977,000, or 7.8%. This increase reflects a $27.7 million increase in the average balance of interest-bearing liabilities in 1998 compared to 1997, offset by an 8 basis point decrease in the average rate paid on such liabilities over the same period due to a lower interest rate environment. Average interest-bearing deposits increased $12.2 million primarily attributable to an increase in the average balance of core deposit accounts to $119.4 million for the year ended December 31, 1998 from $108.5 million for the year ended December 31, 1997. To some extent, the increase in core deposits can be attributed to the maturing of previously offered certificate "specials" and the depositors' general unwillingness to commit funds to longer time periods given the current low interest rate environment. Interest expense on borrowed funds increased $739,000, or 31.6%, in the year ended December 31, 1998 to $3.1 million from $2.3 million for the same period in 1997 due to a $15.5 million increase in the average balance of such funds to $55.6 million, which was partially offset by a 30 basis point reduction in the average rate paid on borrowed funds to 5.54% for the year ended December 31, 1998. The increase in borrowed funds in 1998 reflects management's decision to increase its utilization of borrowings to fund asset growth when such borrowings are a cost effective source of funds.

      Provision for Loan Losses. The Bank's provision for loan losses increased by $60,000, or 33.3%, to $240,000 for the year ended December 31, 1998 from $180,000 for the year ended December 31, 1997. The increase in the provision was due primarily to the growth of the Bank's loan portfolio. The increased provision also reflects management's strategy to continue to emphasize the origination of commercial real estate and commercial business loans. Such loans generally bear a greater degree of risk compared to one- to four-family mortgage loans. At December 31, 1998, the Bank's allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 201%, compared to 168% at December 31, 1997, due to the increase in the provision and a decrease in non-accruing loans to $306,000 at December 31, 1998 from $885,000 at December 31, 1997. At December 31, 1998, the Bank's allowance for loan losses as a percentage of total loans, net, was 0.76% compared to 0.74% at December 31, 1997.

      Management of the Bank assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management.

      Non-interest Income. Total non-interest income was $3.3 million for both 1998 and 1997. Service charges and fees increased $220,000, or 15.6%, to $1.6 million for 1998 compared to $1.4 million for 1997. Net gains on sales of loans for 1998 totalled $290,000 compared to no net gains on sales of loans for 1997. This gain was the result of the securitization of 30 year fixed-rate mortgage loans during 1998. These increases were partially offset by a decrease in net gains on sales of securities of $475,000 to $1.4 million in 1998 from $1.9 million in 1997.

      Non-interest Expense. Total noninterest expense increased by $344,000, or 3.5%, to $10.1 million for 1998 from $9.7 million for 1997. Compensation and employee benefit expense increased $269,000 to $5.0 million for 1998 from $4.7 million for 1997 primarily due to staffing costs associated with the opening of a full-service banking office during 1998. Occupancy and equipment expenses increased $163,000, or 12.5%, primarily due to the opening of new, full-service banking offices in 1997 and 1998. Other noninterest expenses decreased $88,000, primarily due to the $549,000 contribution to the charitable foundation in 1997, offset by higher professional services expense, computer processing charges and expenses associated with growth in the Bank's core deposits. During 1997, the Bank established a private charitable foundation to provide grants to charitable organizations. The foundation was funded by a donation from the Bank of equity securities with a fair value of $549,000 at the date of transfer, the total amount of which is included in other noninterest expenses. The Bank expects that compensation and benefits expense may increase after the Conversion. In this regard, the proposed ESOP, which purchased 8% of the Common Stock issued in connection with the Offering, including shares issued to the Foundation, and the Stock Programs which, if implemented, would purchase an amount of Common Stock equal to 14% of the Common Stock issued in connection with the Offering, including shares issued to the Foundation, may result in increased compensation and benefits expense as the amortization of the ESOP loan and amortization of the Stock Program awards will be reflected as compensation expense. In addition, the Bank expects non interest expenses to increase in future periods as a result of its renovation of its headquarters and its main banking office and the opening of a new banking office in January of 1999.

      Income Taxes. Total income tax expense was $1.7 million for the year ended December 31, 1998, compared to $1.5 million in 1997, an increase of $152,000, or 9.9%. The effective tax rates were 35.2% and 33.8% for the respective periods. The transfer of $549,000 of equity securities to a charitable foundation in 1997 reduced the effective tax rate for that year. In addition, a securities corporation was formed in May 1997 to hold its remaining equity securities. Because this subsidiary's income is taxed at a lower rate than the Bank at the state level, both 1997 and 1998 state income taxes were reduced.

Comparison of Operating Results for the Years Ended December 31, 1997 and December 31, 1996

      General. Net income increased $544,000, or 22.0%, to $3.0 million for the year ended December 31, 1997 from $2.5 million for the year ended December 31, 1996. This increase was due to the increase in net interest income, which increased by $446,000, or 4.2%, an increase in noninterest income of $1.4 million, or 75.3%, which primarily resulted from gains on the sale of securities and a decrease in income tax expense of $41,000. Despite a decreasing interest rate spread for the Bank during 1997, net interest income increased due to a higher average balance of net interest-earning assets. An increase in noninterest expense of $1.4 million partially offset the above positive changes.

      Interest Income. Interest income increased $2.0 million to $23.7 million for the year ended December 31, 1997 compared to $21.7 million for the year ended December 31, 1996. This increase reflects a $32.0 million increase in total average interest-earning assets in 1997 compared to 1996 partially offset by an 18 basis point decrease in the average yield on such assets over the same period. Interest income on loans increased by $2.0 million to $19.7 million for the year ended December 31, 1997 from $17.7 million for the same period in 1996, due to a $32.3 million increase in the average balance of loans offset by a 28 basis point decrease in the average yield to 7.94%. The increase in the average balance of loans was primarily due to an increase in the Bank's one- to four-family mortgage loan and home equity loans and lines of credit portfolios. The decrease in the average yield on interest-earning assets was due primarily to a decrease in market interest rates and an increase in non-accruing loans and troubled debt restructurings, to $1.2 million from $252,000, at December 31, 1997 and 1996, respectively. Interest and dividend income on the securities portfolio decreased $5,000, or 0.1%, to $3.7 million for the year ended December 31, 1997.

      Interest Expense. Total interest expense for the year ended December 31, 1997 was $12.5 million, compared to $11.0 million for the year ended December 31, 1996, an increase of $1.5 million, or 13.4%. The increase in interest expense was due to an increase in the average costs of deposits and borrowings to 4.35% for 1997, from 4.26% for 1996. Interest on deposits increased by $746,000, or 7.9%, to $10.2 million for 1997 compared to $9.4 million for 1996. This increase reflects a $15.8 million increase in the average balance of interest-bearing deposits in 1997 compared to 1996 primarily due to an increase in the average balance of higher yielding certificates of deposit, which increased to $139.1 million for the year ended December 31, 1997 from $127.1 million for 1996. The increase in the average balance of certificates of deposit was primarily due to certificates of deposit promotions at the Bank's three banking offices at supermarkets and the opening of a new branch. These two increases resulted in the interest expense on certificates of deposit accounts increasing by $695,000, or 9.9%, to $7.7 million for the year ended December 31, 1997. These increases were partially offset by a decrease in the average rate paid on all other core deposits to 2.23% for 1997 from 2.26% for 1996.

      The Bank incurred interest expense on borrowed funds for 1997 of $2.3 million as compared to $1.6 million for 1996 reflecting management's decision to utilize borrowings to fund a portion of its asset growth. The average balance in borrowed funds increased $13.2 million to $40.1 million at December 31, 1997 compared to $26.9 million at December 31, 1996. The increase in the average balance in borrowed funds was partially offset by a decrease in the average rate paid on such borrowings to 5.84% for 1997 compared to 5.97% for 1996.

      Provision for Loan Losses. For 1997, the Bank's provision for loan losses was $180,000, the same amount as was provided in 1996. Management determined that an increase in the provision was unnecessary in light of its review of the adequacy of the balance in the allowance for loan losses, the quality of the loan portfolio, and the national and regional economies. At December 31, 1997, the allowance for loan losses totalled 168% of total nonperforming loans and troubled debt restructurings, a decrease from 758% at December 31, 1996. Net charge-offs for the year ended December 31, 1997 were $139,000 compared to $107,000 from the year ended December 31, 1996.

      Noninterest Income. Total noninterest income increased $1.4 million, or 75.3%, to $3.3 million for 1997, from $1.9 million for 1996. Net gains on sales of securities increased $1.1 million, or 152%, to $1.9 million for 1997 compared to $751,000 for 1996. Service charges and fees increased $283,000, of which $191,000 was due to an increase in certain NOW accounts which were introduced in the latter part of 1996 and aggressively promoted during 1997. Additionally, insufficient funds charges increased $146,000 due to the larger number of checking accounts serviced by the Bank.

      Noninterest Expense. Total noninterest expense increased by $1.4 million, or 16.4%, to $9.7 million for 1997 from $8.4 million for 1996. Compensation and employee benefits expense increased $421,000 to $4.7 million for 1997 from $4.3 million for 1996, primarily due to the added personnel costs associated with the opening of a new banking office and the addition of several new positions. Occupancy and equipment expense increased $172,000 primarily due to an increase in depreciation, an increase in rent expense due to the new banking office and an increase in real estate taxes due to the purchase of property adjacent to the main office building which property was purchased in anticipation of future growth and the need for greater storage capacity. Other noninterest expense increased $744,000 to $2.0 million for 1997 from $1.3 million for 1996, primarily due to the transfer of stock with a market value of $549,000 to fund the charitable foundation, and an increase in expenses associated with checking accounts of $152,000 due to increased volume.

      Income Taxes. Tax expense totalled $1.5 million for the year ended December 31, 1997 compared to $1.6 million in 1996. The decrease was attributable to the transfer of equity securities to establish the charitable foundation which decreased taxes by $126,000 in 1997 and the formation of a securities corporation in 1997 to hold equity securities, reducing the amount of state tax paid on the equity income.

Liquidity and Capital Resources

      Liquidity and funding strategies are the responsibility of the ALCO. The ALCO is responsible for establishing liquidity targets and implementing strategies to meet desired goals. Liquidity is measured by the Bank's ability to raise cash within 30 days at a reasonable cost and with a minimum of loss. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investment securities and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The primary investing activities of the Bank are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans, other types of consumer loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the years ended December 31, 1998, 1997 and 1996, the Bank's loan originations totalled $103.2 million, $79.1 million and $87.6 million, respectively. For the years ended December 31, 1998, 1997 and 1996, the Bank's investments in mortgage-backed and equity securities totalled $111.4 million, $55.6 million and $61.6 million, respectively. The Bank experienced a net increase in total deposits of $12.4 million, $13.7 million and $17.3 million for the years ended December 31, 1998. 1997 and 1996, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 1998, the Bank had $111.2 million of outstanding FHLB borrowings. Although the Bank's policies allow for the use of brokered deposits, the Bank does not currently solicit brokered deposits.

      More recently, the Bank completed the securitization (converting whole loans into mortgage-backed securities) of $19.1 million of 30 year fixed-rate one- to four-family mortgage loans with Fannie Mae. The loans are serviced as mortgage-backed securities for Fannie Mae. In addition to resulting in a decrease in loans receivable and a related increase in mortgage-backed securities, the securitization provides a liquidity related benefit to the Bank in that it adds high quality collateral to the Bank's balance sheet which can be pledged for borrowings in the secondary market and designates such loans as "available-for-sale" so that the Bank could sell or collateralize such securities.

      Outstanding commitments for all loans totalled $10.0 million at December 31, 1998. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totalled $106.4 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $34.1 million, or 9.35% of adjusted assets, which is above the required level of $14.6 million, or 4.00%, and risk-based capital of $36.2 million, or 13.87% of adjusted assets, which is above the required level of $20.9 million, or 8.00%.

Year 2000 Compliance

      As the year 2000 approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000. While the Bank maintains an internal computer system for approximately 20% of its operating functions, the substantial majority of the Bank's data processing is out-sourced to a third party vendor. The Bank's Year 2000 Project Planning Committee has identified potential problems associated with the Year 2000 issue and has implemented a Year 2000 Action Plan (the "Y2K Plan") designated to ensure that all software and hardware used in connection with the Bank's business will manage and manipulate data involved in the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Currently, 93% of the Bank's internal software and 97% of its hardware are Year 2000 compliant, with full compliance expected by June 30, 1999. The Bank has prepared a critical issues schedule which identifies timelines and responsibilities for completion of the remainder. Specifically, the remaining items consist of the Bank's file server, E-mail, safe deposit billing, voice mail and credit reporting systems. While most of the above items are expected to be completed by March 31, 1999, the voice mail and e-mail systems are now scheduled for completion in the second quarter. Our objective is to have all hardware and software fully year 2000 compliant by June 30, 1999.

      The Bank recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors and, in particular, the outside third party data processor. The Bank is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and has planned a program of testing for compliance. The Bank utilizes these representations from its computer system and software vendors for the purpose of determining the vendors' Year 2000 readiness. Upon receiving such representations, the Bank then determines the need for replacement of or remediations to each particular vendor's system. The Bank recognizes that its ability to pursue vendors for possible misrepresentations is limited in comparison to the disruption that may occur in the Bank's business and operations if a particular vendor is not Year 2000 compliant. Accordingly, rather than solely relying on representations from its vendors, the Bank also independently tests all critical vendor applications. The Bank has completed testing of its critical vendors' computer applications and all Year 2000 issues have been corrected. The Bank has received representations from its primary third party data processing vendor confirming completion of over 97% of that vendor's internally developed programs. Of the data center's internal programs, its critical banking related programs are now fully compliant. Remaining internal and external programs are presently being converted to be Year 2000 compliant. The Bank began testing the data center's completed programs in April of 1998 and is currently engaged in additional testing of remaining programs. The Bank anticipates that all of its vendors also will have resolved any Year 2000 problems in their software by March 31, 1999. All Year 2000 issues for the Bank, including testing, are expected to be addressed and any problems remedied by June 30, 1999.

      The Bank has also identified and contacted commercial borrowers that may be vulnerable to the Year 2000 date change and has also provided brochures to its customers to make them aware of the Year 2000 issue. The Bank has determined that Year 2000 readiness issues have little or no impact on the Bank's one- to four-family lending relationships. However, the Bank views Year 2000 compliance as an integral part of the commercial loan credit analysis and underwriting process. Therefore, and as warranted by the type and nature of a particular loan request, the Bank reviews and assesses the impact of Year 2000 on an applicant's business and any factors that may limit the applicant's ability to repay the debt. Additionally, an assessment is made on the potential effect that vendors, suppliers and customers, who fail to remediate Year 2000 risks, might have on the applicant's business. Based upon the results of the review and analysis, a determination is then made as to whether or not it is necessary to require the applicant to develop a formal program to address Year 2000 issues and to report the progress of such a program to the Bank. In situations that warrant formal programs and monitoring, this requirement becomes a condition of the terms for granting the loan. Additionally, the Bank has completed its efforts to contact and survey all of its existing commercial borrowers with lending relationships having aggregate exposure exceeding $500,000. The majority of credits represented by these relationships are comprised of multi-family and commercial real estate loans. All 32 borrowers in this category responded to a comprehensive questionnaire either in writing or via telephone. Based upon the responses and analysis of the type of business operations that each borrower conducts, the Bank concluded that the effect of Year 2000 issues on these credits does not pose a material risk to the Bank.

      The Bank's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those vendors that provide non-information and technology systems. The Bank has completed the process of requesting information related to the Year 2000 compliance of its significant suppliers and other vendors. Over 80% of those critical suppliers and vendors contacted are Year 2000 compliant or sufficiently progressing towards that goal. If any critical supplier or vendor is not Year 2000 compliant, the Bank will replace that supplier. In addition, the Bank is requiring a contingency plan for all critical and practical applications as part of the Year 2000 section of its Business Resumption Policy. Various department managers are assigned the responsibility for writing contingency plans for business resumption if there was a Year 2000 related failure. This project is part of a general upgrade to the Bank's existing Business Resumption Policy, which is scheduled for implementation during the second quarter of 1999. Such upgrade is scheduled for completion during the first quarter of 1999. A test plan to validate the Bank's Business Resumption Policy and related Year 2000 contingency plans is also scheduled to take place in the second quarter of 1999. With respect to significant other vendors, information has been gathered from such vendors to assess their individual Year 2000 compliance. Those vendors that are not Year 2000 compliant and who are unlikely to achieve Year 2000 compliance are being replaced. If any of the Bank's significant suppliers or other vendors do not achieve Year 2000 compliance in a timely manner, the Bank's business or operations could be adversely affected. The Bank's most likely worst case scenario relates to a possible excess amount of withdrawal requests created by depositor concerns over possible Year 2000 failures. Accordingly, the Bank has implemented a customer awareness program that informs depositors of the Bank's efforts towards Year 2000 compliance and maintaining the safety of their deposits. Additionally, as part of its Year 2000 contingency planning efforts, the Bank has developed cash and liquidity contingency plans that identifies methods for obtaining additional funds in case its cash reserves are significantly reduced.

      The Bank has budgeted approximately $235,000 from its 1998 and 1999 operating budgets in connection with achieving Year 2000 compliance and, as of December 31, 1998, had expended approximately $46,000. Approximately 16% of the $235,000 Year 2000 budget is being used for remediation. To ensure the reliability of the Bank's Year 2000 risk and cost estimates, the Bank follows the work program guidelines as provided by the Federal Financial Institutions Examination Council. These are the same guidelines used by federal examiners to determine the effectiveness of the Year 2000 efforts by the banks they examine. The Bank's Compliance Officer regularly monitors the Bank's Year 2000 progress and the Bank's internal auditor has performed regular audits of the Y2K Plan. These audits are designed to be specific to the current regulatory guidelines. In addition, the FDIC conducts regular Y2K examinations on the Bank. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Bank's third party data processing vendor or its significant suppliers and other vendors is not currently determinable. To the extent that the Bank's systems are not fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Bank's business, financial condition, results of operations, cash flows or business prospects. If the Bank's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.

Impact of Inflation and Changing Prices

      The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). This Statement establishes standards for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income is defined in FASB Concepts Statement 6 as the "change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Statement is effective for fiscal years beginning after December 15, 1997 and was adopted on January 1, 1998.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This Statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997 and was adopted on January 1, 1998.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits. This Statement supersedes FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted on January 1, 1998.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal years beginning after June 15, 1999. This Statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. In specific circumstances, an entity may elect to designate a derivative as follows: a hedge of the exposure to changes in the fair market value of a recognized asset or liability, or of an unrecognized firm commitment that are attributable to a particular risk. A hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that are attributable to a particular risk. Or, a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. This Statement generally provides for matching the timing of a gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Company will adopt the requirements of this statement during the year ended December 31, 2000, and it is not expected to have a material impact on the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Management of Interest Rate Risk and Market Risk Analysis

      The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank maintains an Asset/Liability Management Committee (the "ALCO"), responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a quarterly basis and reports trends and interest rate risk position to the Board of Trustees on a quarterly basis.

      The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank. Besides the risk that rising interest rates could cause the cost of liabilities to rise faster than the yield on assets, the Bank's interest rate spread and margin could also be negatively affected in a declining interest rate environment if prepayments were to increase and the Bank were to reinvest such proceeds at a lower rate. The Bank's spread and margin would also be negatively impacted if deposit interest rates did not decline commensurate with asset yields in such a declining interest rate environment. Similarly, spreads and margins would contract in a so-called flat- or inverse-yield curve environment, in which traditional spreads between short- and long-term interest rates were to be compressed or become negative.

      In recent years, the Bank has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination of shorter-term adjustable-rate loans, such as home equity loans and lines of credit as well as emphasizing the origination of multi-family and commercial real estate loans;
(2) emphasizing the origination of retail checking accounts and offering deposit products with a variety of interest rates; (3) preparing and monitoring static gap and asset/liability funding matrix reports; and (4) selectively utilizing off-balance sheet hedging transactions, such as interest rate swaps, caps and floors.

      The Bank periodically is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include interest rate swap, cap and floor agreements. Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal, or notional, amounts. These transactions are accounted for using the accrual method. Net interest income resulting from the differential between exchanging floating and fixed-rate payments is recorded on a current basis. Interest rate cap and floor agreements generally involve the payment of a premium in return for cash receipts if interest rates rise above or fall below a specified interest rate level. Payments are based on a notional principal amount. Swaps are generally negotiated for periods of one to five years. Caps and floors generally are not readily available for time periods longer than five years. The Bank's stated objective regarding the utilization of interest rate swaps, caps and floors is to reduce risk associated with adverse rate volatility while enabling the Bank to benefit from favorable interest rate movements. The Bank's policies provide that a rate swap is in essence a "cross hedge" and may only be undertaken if the potential correlation of the swap is reasonable. The Bank's policies also provide that the costs of caps and floors must be analyzed as they pertain to the spread, asset yield or liability cost being protected. Such costs must be viewed in light of the Bank's overall profitability. The Bank's policies further provide that swap arrangements and the purchase of caps and floors shall only be negotiated with firms which meet the Bank's investment criteria. All counter-parties to swap, cap and floor arrangements must be pre-approved by the Bank's Board of Directors. At December 31, 1998, the notional principal amounts of the Bank's outstanding interest rate cap and floor agreements were $10 million each. Under the terms of the cap agreements, the Bank paid premiums totalling $80,000 which is included in other assets and being amortized over three years which are the terms of the agreements. Amortization for the year ended December 31, 1998 totalled $16,000 and is recorded as an interest expense on advances. The agreements provide that, if the London Interbank Offered Rate ("LIBOR") increases above 6%, the Bank receives cash payments on a quarterly basis. There were no cash payments received at December 31, 1998. Under the terms of the floor agreement, the Bank paid a premium of $134,000 during 1996 which is included in other assets and is being amortized over five years which is the term of the agreement. Amortization for the year ended December 31, 1998 totalled $27,000 and is recorded as an interest expense on advances. The agreement provides that if LIBOR falls below 5.75%, the Bank receives cash payments on a quarterly basis. Cash payments received during the year ended December 31, 1998 totalled $7,000 and was recorded as a credit to interest on advances. At December 31, 1998, the Bank was not a party to any swap arrangements.

      Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1998, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 18.67%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one-year period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. Mortgage-backed securities were assumed to prepay at rates between 13.47% and 23.20% annually. The stratification of savings deposits (including NOW, savings and money market accounts) is based on management's philosophy of repricing core deposits in response to changes in the general interest rate environment. Prepayment rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan prepayment activity.

                                                                    At December 31, 1998
                                       --------------------------------------------------------------------------
                                                               More than          More than          More than
                                              1 Year           1 Year to         2 Years to         3 Years to
                                             or Less            2 Years            3 Years           4 Years
                                       ------------------ ------------------ ------------------ -----------------
                                                  Average            Average            Average           Average
                                        Balance    Rate   Balance     Rate   Balance     Rate   Balance    Rate
                                       --------   ------- -------    ------- -------    ------- -------   -------
                                                                   (Dollars in thousands)
Interest-earning assets(1):
  Mortgage-backed securities.......    $ 20,285    6.59%  $ 10,680     6.65%  $  9,360     6.66%  $ 7,915    6.66%
  Equity securities................       5,023    1.57         --       --         --       --        --      --
  FHLB stock.......................       5,648    6.40         --       --         --       --        --      --
  Loans, net.......................     140,565    7.74     46,305     7.22     24,507     7.57    24,669    7.70
  Other............................       1,607    3.50         --       --         --       --        --      --
                                       --------           --------            --------            -------
  Total interest-earning assets....    $173,128           $ 56,985            $ 33,867            $32,584
                                       ========           ========            ========            =======
Interest-bearing liabilities:
  Savings accounts.................    $  6,164    1.97%  $     --       --%  $     --       --%  $    --      --%
  Money market accounts............      27,176    3.08         --       --         --       --        --      --
  NOW accounts.....................          --      --         --       --         --       --        --      --
  Certificates of deposit..........     109,577    5.17     24,191     6.10      4,636     5.22        --      --
  Borrowings ......................     109,895    4.23         --       --         --       --        --      --
                                       --------           --------            --------            -------
      Total interest-bearing
        liabilities................    $252,812           $ 24,191            $  4,636            $    --
                                       ========           ========            ========            =======
  Interest sensitivity gap(2)......    $(79,684)          $ 32,794            $ 29,231            $32,584
                                       ========           ========            ========            =======
  Cumulative interest
    sensitivity gap................    $(79,684)          $(46,890)           $(17,659)           $14,925
                                       ========           ========            ========            =======
  Cumulative interest
    sensitivity gap as a
    percentage of
    total assets...................      (18.67)%           (10.99)%           (4.14)%             3.50%
  Cumulative interest
    sensitivity gap as a
    percentage of total
    interest-earning assets........      (19.92)%           (11.72)%           (4.41)%             3.73%
  Cumulative net interest
    earning assets as a
    percentage of
    cumulative interest-
    bearing liabilities............       68.48%             83.07%            93.73%            105.30%

                                                           At December 31, 1998
                                       -------------------------------------------------------
                                            More than
                                           4 Years to         More than       Total     Fair
                                            5 Years           5 Years        Amount   Value(3)
                                       ----------------- -----------------  --------  --------
                                                 Average           Average
                                       Balance    Rate    Balance   Rate
                                       -------   -------  -------  -------
                                                           (Dollars in thousands)
Interest-earning assets(1):
  Mortgage-backed securities.......    $ 6,686    6.66%  $ 33,047   6.66%   $ 87,973  $ 88,764
  Equity securities................         --      --     15,693   1.59      20,716    22,645
  FHLB stock.......................         --      --         --     --       5,648     5,648
  Loans, net.......................     18,320    7.68     29,677   7.11     284,043   283,031
  Other............................         --      --         --     --       1,607     1,607
                                       -------           --------           --------  --------
  Total interest-earning assets....    $25,006           $ 78,417           $399,987  $403,728
                                       =======           ========           ========  ========
Interest-bearing liabilities:
  Savings accounts.................    $    --     --%   $ 60,610   1.98%   $ 66,774  $ 66,774
  Money market accounts............         --     --          --     --      27,176    27,176
  NOW accounts.....................         --     --      32,305   1.00      32,305    32,305
  Certificates of deposit..........         --     --          --     --     138,404   139,709
  Borrowings.......................         --     --       1,368   8.51     111,263   111,261
                                       -------           --------           --------  --------
      Total interest-bearing
        liabilities................    $    --           $ 94,283           $375,922  $377,225
                                       =======           ========           ========  ========
  Interest sensitivity gap(2)......    $25,006           $(15,866)          $ 24,065
  Cumulative interest                  =======           ========           ========
    sensitivity gap................    $39,931           $ 24,065
                                       =======           ========
  Cumulative interest
    sensitivity gap as a
    percentage of
    total assets...................       9.36%              5.64%
  Cumulative interest
    sensitivity gap as a
    percentage of total
    interest-earning assets........       9.98%              6.02%
  Cumulative net interest
    earning assets as a
    percentage of
    cumulative interest-
    bearing liabilities............     114.18%            106.40%

----------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments and contractual maturities.
(2) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.
(3) Fair value of securities, including mortgage-backed securities, is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on quoted market prices of comparable instruments. Fair value of loans is, depending on the type of loan, based on carrying values or estimates based on discounted cash flow analyses. Fair value of deposit liabilities are either based on carrying amounts or estimates based on a discounted cash flow calculation. Fair values for FHLB advances are estimated using a discounted cash flow analysis that applies interest rates concurrently being offered on advances of aggregated expected monthly maturities on FHLB advances.

      Shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, some assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, if interest rates changed, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, it would become more difficult for borrowers to repay their adjustable-rate loans if interest rates increased.

Item 8. Financial Statements and Supplementary Data.

                               TABLE OF CONTENTS

                                                                  PAGE
Independent Auditors' Report                                      F-2

Consolidated Balance Sheets as of December 31,
     1998 and 1997                                                F-3

Consolidated Statements of Income for the Years
     Ended December 31, 1998, 1997 and 1996                       F-4

Consolidated Statements of Changes in Surplus for
     the Years Ended December 31, 1998, 1997 and 1996             F-5

Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996                 F-6,-F-7

Notes to Consolidated Financial Statements                        F-8,-F-35


                         INDEPENDENT AUDITORS' REPORT

The Audit Committee
Woronoco Savings Bank
Westfield, Massachusetts

We have audited the consolidated balance sheets of Woronoco Savings Bank and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in surplus and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woronoco Savings Bank and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 26, 1999

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                   ASSETS
                                                                                 December 31,
                                                                        --------------------------------
                                                                            1998              1997
                                                                        --------------    --------------
Cash and due from banks                                                      $ 10,371           $ 9,246
Interest-bearing balances                                                       1,607             2,440
                                                                        --------------    --------------
               Total cash and cash equivalents                                 11,978            11,686

Securities available for sale                                                 111,409            55,640
Federal Home Loan Bank stock, at cost                                           5,648             2,433
Loans, net                                                                    284,043           261,723
Other real estate owned, net                                                      241               381
Banking premises and equipment, net                                             8,290             5,919
Accrued interest receivable                                                     1,748             1,479
Net deferred tax asset                                                             55                 -
Cash surrender value of life insurance                                          1,917             1,716
Other assets                                                                    1,497               932
                                                                        --------------    --------------

                                                                             $426,826          $341,909
                                                                        ==============    ==============

                        LIABILITIES AND SURPLUS

Deposits                                                                     $275,041          $262,679
Federal Home Loan Bank advances                                               111,163            41,726
Repurchase agreements                                                             100                 -
Mortgagors' escrow accounts                                                       645               647
Net deferred tax liability                                                          -               452
Accrued expenses and other liabilities                                          4,104             3,073
                                                                        --------------    --------------
               Total liabilities                                              391,053           308,577
                                                                        --------------    --------------

Commitments and contingencies

Surplus:
    Surplus                                                                    34,060            30,950
   Accumulated other comprehensive income                                       1,713             2,382
                                                                        --------------    --------------
              Total surplus                                                    35,773            33,332
                                                                        --------------    --------------

                                                                             $426,826          $341,909
                                                                        ==============    ==============

See accompanying notes to consolidated financial statements.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)

                                                                           Years Ended December 31,
                                                               ----------------------------------------------
                                                                   1998             1997            1996
                                                               -------------    -------------    ------------
Interest and dividend income:
    Interest and fees on loans                                     $ 21,103         $ 19,682        $ 17,732
    Interest and dividends on investment securities:
        Interest                                                      2,887            2,894           2,883
        Dividends                                                     1,061              929             928
    Interest on federal funds sold                                       63               36             115
    Other interest income                                               151              117              76
                                                               -------------    -------------    ------------
               Total interest and dividend income                    25,265           23,658          21,734
                                                               -------------    -------------    ------------

Interest expense:
    Interest on deposits                                             10,397           10,159           9,413
    Interest on advances                                              3,080            2,341           1,609
                                                               -------------    -------------    ------------
               Total interest expense                                13,477           12,500          11,022
                                                               -------------    -------------    ------------

Net interest income                                                  11,788           11,158          10,712
Provision for loan losses                                               240              180             180
                                                               -------------    -------------    ------------

Net interest income, after provision for loan losses                 11,548           10,978          10,532
                                                               -------------    -------------    ------------

Other income:
    Customer service fees                                             1,632            1,412           1,129
    Gain on sales and disposition of securities,
        net                                                           1,420            1,895             751
    Gain on sales of property                                             -               17               -
    Gain on sales of loans, net                                         290                -              16
                                                               -------------    -------------    ------------
               Total other income                                     3,342            3,324           1,896
                                                               -------------    -------------    ------------

Other expenses:
    Salaries and employee benefits                                    4,993            4,724           4,303
    Occupancy and equipment                                           1,465            1,302           1,130
    Other real estate owned                                              96              110             211
    Marketing                                                           625              610             540
    Professional services                                               494              360             395
    Data processing                                                     658              595             524
    Deposit insurance                                                    32               31               2
    Contributions                                                       116              613              81
    Other general and administrative                                  1,608            1,398           1,186
                                                               -------------    -------------    ------------
               Total other expenses                                  10,087            9,743           8,372
                                                               -------------    -------------    ------------

Income before income taxes                                            4,803            4,559           4,056

Provision for income taxes                                            1,693            1,541           1,582
                                                               -------------    -------------    ------------

               Net income                                           $ 3,110          $ 3,018         $ 2,474
                                                               =============    =============    ============

See accompanying notes to consolidated financial statements.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN SURPLUS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS)

                                                                           Accumulated
                                                                              Other
                                                                          Comprehensive          Total
                                                          Surplus             Income            Surplus
                                                     ----------------    ---------------    ---------------
Balance at December 31, 1995                         $         25,458    $           763    $        26,221
                                                                                            ---------------

Comprehensive income:
Net income                                                      2,474                  -              2,474

Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                                          -                379                379
                                                                                            ---------------
           Total comprehensive income                                                                 2,853
                                                     ----------------    ---------------    ---------------

Balance at December 31, 1996                                   27,932              1,142             29,074
                                                                                            ---------------

Comprehensive income:
Net income                                                      3,018                  -              3,018

Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                                          -              1,240              1,240
                                                                                            ---------------
           Total comprehensive income                                                                 4,258
                                                     ----------------    ---------------    ---------------

Balance at December 31, 1997                                   30,950              2,382             33,332
                                                                                            ---------------

Comprehensive income:
Net income                                                      3,110                  -              3,110

Change in net unrealized gain on
   securities available for sale, net of
   reclassification adjustment and tax
   effects                                                          -               (669)              (669)
                                                                                            ---------------
           Total comprehensive income                                                                 2,441
                                                     ----------------    ---------------    ---------------

Balance at December 31, 1998                         $         34,060    $         1,713    $        35,773
                                                     ================    ===============    ===============

See accompanying notes to consolidated financial statements.

                     WORONOCO SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                       Years Ended December 31,
                                                                          -----------------------------------------------
                                                                               1998            1997             1996
                                                                          --------------  --------------   --------------
Cash flows from operating activities:
    Net income                                                            $       3,110    $      3,018    $       2,474
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses                                                 240             180              180
          Provision for losses on other real estate owned                            31              21               52
          Charitable contribution in the form of equity
               securities                                                           102             549                -
          Net (accretion) amortization of investments                               (15)            (12)              15
          Amortization of net deferred loan fees                                    231             152              109
          Depreciation and amortization                                             651             550              487
          Deferred tax provision (benefit)                                         (117)           (209)             222
          Gain on sales and disposition of securities, net                       (1,420)         (1,895)            (751)
          Gain on sales of loans, net                                              (290)              -              (16)
          Gain on sales of property                                                   -             (17)               -
          Loss (gain) on sales of other real estate owned                            25               7              (16)
          Changes in operating assets and liabilities:
               Accrued interest receivable                                         (269)            (52)             (61)
               Accrued expenses and other liabilities                             1,031             468              350
               Other, net                                                          (766)             53             (562)
                                                                          -------------    ------------    -------------
                          Net cash provided by operating activities               2,544           2,813            2,483
                                                                          -------------    ------------    -------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                          8,889           9,416           11,478
    Purchase of securities available for sale                                   (56,945)        (10,285)         (26,608)
    Proceeds from maturities of securities available for sale                       692           2,461            2,747
    Principal payments on mortgage-backed investments                            10,937           7,561            6,183
    Purchase of Federal Home Loan Bank stock                                     (3,215)           (332)            (202)
    Loans originated, net of loan payments received                             (41,663)        (28,201)         (35,574)
    Proceeds from the sale of loans                                                   -               -              830
    Purchases of banking premises and equipment                                  (3,022)         (2,751)            (541)
    Proceeds from sales of property                                                   -             126                -
    Proceeds from sales of foreclosed real estate                                   178             295              665
    Purchase of life insurance                                                        -               -           (1,500)
                                                                          -------------    ------------    -------------

                          Net cash used by investing
                              activities                                        (84,149)        (21,710)         (42,522)
                                                                          -------------    ------------    -------------

                                                       (continued)

See accompanying notes to consolidated financial statements.

                     WORONOCO SAVINGS BANK AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                (IN THOUSANDS)


                                                                                       Years Ended December 31,
                                                                          -----------------------------------------------
                                                                               1998            1997             1996
                                                                          --------------  --------------   --------------
Cash flows from financing activities:
    Net increase in deposits                                                    12,362           13,697          17,293
    Net increase (decrease) in mortgagors' escrow accounts                          (2)             132             (74)
    Net increase (decrease) in Federal Home Loan Bank
        advances with maturities of three months or less                        23,475            6,320          16,000
    Proceeds from Federal Home Loan Bank advances with
        maturities in excess of three months                                    81,000           22,000          19,000
    Repayment of Federal Home Loan Bank advances
        with maturities in excess of three months                              (35,038)         (22,035)        (14,031)
    Net change in repurchase agreements                                            100                -               -
                                                                          ------------    -------------    ------------
                  Net cash provided by financing activities                     81,897           20,114          38,188
                                                                          ------------    -------------    ------------

Net increase (decrease) in cash and cash equivalents                               292            1,217          (1,851)

Cash and cash equivalents at beginning of year                                  11,686           10,469          12,320
                                                                          ------------    -------------    ------------
Cash and cash equivalents at end of year                                  $     11,978    $      11,686    $     10,469
                                                                          ============    =============    ============

Supplemental cash flow information:
    Interest paid on deposits                                             $     10,385    $      10,192    $      9,450
    Interest paid on advances                                                    3,268            2,346           1,535
    Income taxes paid, net                                                       1,687            1,701           1,855
    Transfers from loans to other real estate owned                                 94              281             524
    Transfers from other real estate owned to banking
        premises and equipment                                                       -                -              41
    Securitization of loans to mortgage-backed securities                       19,068                -               -

See accompanying notes to consolidated financial statements.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                            (DOLLARS IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND CONSOLIDATION

     The consolidated financial statements include the accounts of Woronoco Savings Bank (the "Bank") and its wholly-owned subsidiaries Walshingham Enterprises, Inc., which previously held certain real estate and Woronoco Security Corporation which engages exclusively in securities transactions. All significant intercompany balances and transactions have been eliminated in consolidation.

     BUSINESS

     The Bank provides a variety of financial services, including trust and financial management services, mutual funds and various deposit and lending products to individuals and small businesses through its eleven offices in western Massachusetts. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential, commercial mortgage, consumer and home equity loans. While the Bank's chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Bank-wide basis. Accordingly, all of the Bank's operations are considered by management to be aggregated in one reportable operating segment.

     TRANSFERS OF FINANCIAL ASSETS

     Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SERVICING

     Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

     USE OF ESTIMATES

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

     CASH EQUIVALENTS

     Cash equivalents include amounts due from banks and interest-bearing balances with maturities of ninety days or less.

     INVESTMENT SECURITIES

     Investments are classified as "available for sale" and reflected on the consolidated balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of tax effects. Available for sale securities are presented net of the fair value of covered call options written.

     Purchase premiums and discounts are amortized to earnings by the interest method over the terms of the investments. Declines in the value of investments that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of investments are recorded on the trade date and determined using the specific identification method.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LOANS

     Loans, as reported, have been adjusted by unadvanced loan funds, net deferred loan costs, and the allowance for loan losses.

     Interest on loans is recognized on a simple interest basis and is generally not accrued on loans which are identified as impaired or loans which are ninety days or more past due. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on all nonaccrual loans is recognized only to the extent of interest payments received.

     Net deferred loan costs are amortized to interest income over the contractual lives of the related loans on the interest method.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for loan losses charged to earnings and is maintained at a level considered adequate by management.

     The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately losses may vary from current estimates and future additions to the allowance may be necessary.

     Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ALLOWANCE FOR LOAN LOSSES (CONCLUDED)

     Loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

     Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, and loans that are measured at fair value fall outside the scope of evaluation for impairment.

     OTHER REAL ESTATE OWNED

     Other real estate owned includes both formally foreclosed properties and repossessed properties, whereby the Bank has taken physical possession of the property without formal foreclosure proceedings.

     Foreclosed real estate is initially recorded at the lower of cost or fair value at the date of acquisition. Costs relating to the development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

     Valuations are periodically performed by management, and an allowance for losses is established through a charge to earnings if the carrying value of a property exceeds its fair value less estimated costs to sell.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BANKING PREMISES AND EQUIPMENT

     Land is carried at cost. Buildings and improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter.

     It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

     INCOME TAXES

     Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Bank's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

     PENSION PLAN

     The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that were previously required by generally accepted accounting principles. The Bank has adopted these disclosure requirements for all periods presented herein.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REPURCHASE AGREEMENTS

     The Bank enters into repurchase agreements with commercial demand deposit account customers. The funds are invested in an overnight sweep account and deposited back in customer accounts on a daily basis.

     Collateral securing repurchase agreements is required by Bank policy to be in the Form of U.S. Government mortgage-backed securities and must have a market value equal to or exceeding 125% of the value of all outstanding repurchase agreements secured by such collateral.

     ADVERTISING COSTS

     Advertising costs are charged to earnings when incurred.

     TRUST ASSETS

     Trust assets held in a fiduciary or agency capacity for others are not included in these consolidated financial statements because they are not assets of the Bank. Trust assets totaled $17,762 and $15,496 at December 31, 1998 and 1997, respectively.

     COMPREHENSIVE INCOME

     The Bank adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the surplus section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Bank's net income or surplus.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

     COMPREHENSIVE INCOME (CONCLUDED)

     The components of and changes in accumulated other comprehensive income and related tax effects are as follows:

                                                                   Years Ended December 31,
                                                            ----------------------------------
                                                              1998          1997         1996
                                                            -------       -------       -------
     Unrealized holding gains on available for
       sale securities                                      $   361       $ 3,705       $ 1,405
     Less:  Reclassification adjustment for gains
       realized in income                                    (1,420)       (1,895)         (751)
                                                            -------       -------       -------
     Change in unrealized gains                              (1,059)        1,810           654

     Tax effect                                                 390          (570)         (275)
                                                            -------       -------       -------

                                                            $  (669)      $ 1,240       $   379
                                                            =======       =======       =======

     RECENT ACCOUNTING PRONOUNCEMENT

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment that are attributable to a particular risk; (2) a hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that is attributable to a particular risk; or, (3) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. The Bank will adopt the requirements of this Statement during the year ended December 31, 2000. Management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

2.   SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

                                                          December 31, 1998
                                     ------------------------------------------------------------
                                                          Gross          Gross
                                         Amortized      Unrealized    Unrealized        Fair
                                           Cost           Gains         Losses          Value
                                     --------------  -------------  ------------   -------------
     Marketable equity
       securities                         $ 20,716        $ 3,705      $ (1,776)       $ 22,645

     Mortgage-backed:
       FHLMC                                10,310            390           (16)         10,684
       FNMA                                 34,937            545           (72)         35,410
       GNMA                                 42,726            124          (180)         42,670
                                     --------------  -------------  ------------   -------------

                                          $108,689        $ 4,764      $ (2,044)       $111,409
                                     ==============  =============  ============   =============

                                                          December 31, 1997
                                     ------------------------------------------------------------
                                                        Gross          Gross
                                       Amortized      Unrealized    Unrealized         Fair
                                         Cost           Gains         Losses          Value
                                   --------------  -------------  ------------   --------------
     Marketable equity
       securities                       $ 12,602        $ 3,399      $   (274)        $ 15,727

     Mortgage-backed:
       FHLMC                              13,765            435           (22)          14,178
       FNMA                               22,680            234          (119)          22,795
       GNMA                                2,814            126             -            2,940
                                   --------------  -------------  ------------   --------------

                                        $ 51,861        $ 4,194      $   (415)        $ 55,640
                                   ==============  =============  ============   ==============

     At December 31, 1998 and 1997, the Bank has pledged securities available for sale with an amortized cost of $1,660 and $997, and a fair value of $1,690 and $990, respectively, as collateral against its treasury, tax and loan account and sweep account.

     Proceeds from sales of securities available for sale during the years ended December 31, 1998, 1997 and 1996 amounted to $8,889, $9,416 and $11,478, respectively. Gross realized gains of $1,629, $1,601 and $758, and gross realized losses of $278, $20 and $7, were realized during the years ended December 31, 1998, 1997 and 1996, respectively.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     SECURITIES AVAILABLE FOR SALE (CONCLUDED)

     During 1997, the Bank established a private charitable foundation (the "Foundation") to provide grants to charitable organizations in the Westfield area. The Foundation, which is not a subsidiary of the Bank, was funded by a donation from the Bank of marketable equity securities with a cost basis and fair value of $235 and $549, respectively, at the date of transfer. Such securities had been classified as available for sale and, accordingly, the transfer resulted in the Bank recognizing the unrealized appreciation of the securities of $314 in the consolidated statement of income.

     During the year ended December 31, 1998, additional marketable equity securities with a cost basis and fair value of $33 and $102 , respectively, were transferred from the Bank, resulting in the Bank recognizing the unrealized appreciation of $69 in the consolidated statement of income.

3.   LOANS

     A summary of the balances of loans follows:

                                                              December 31,
                                                      ---------------------------
                                                        1998              1997
                                                      ---------         ---------
     Residential mortgage                             $ 180,660         $ 158,858
     Home equity                                         64,705            62,227
     Commercial real estate                              20,595            21,757
     Construction                                         3,464             2,868
     Consumer                                            12,914            14,578
     Commercial                                           4,613             4,319
                                                      ---------         ---------

                    Total loans                         286,951           264,607

     Net deferred loan costs                                711               934
     Unadvanced loan funds                               (1,453)           (1,866)
     Allowance for loan losses                           (2,166)           (1,952)
                                                      ---------         ---------

                    Loans, net                        $ 284,043         $ 261,723
                                                      =========         =========

                    WORONOCO SAVINGS BANK AND  SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

LOANS (CONTINUED)

An analysis of the allowance for loan losses follows:

                                                                Years Ended December 31,
                                                        -----------------------------------------
                                                           1998          1997           1996
                                                        -----------   ------------   ------------
Balance at beginning of period                              $1,952         $1,911         $1,838
Provision for loan losses                                      240            180            180
Recoveries                                                      74             32             29
Loans charged-off                                             (100)          (171)          (136)
                                                        -----------   ------------   ------------

Balance at end of period                                    $2,166         $1,952         $1,911
                                                        ===========   ============   ============

The following is a summary of the impaired and non-accrual loans:

                                                                            December 31,
                                                                   -----------------------------
                                                                       1998            1997
                                                                   -------------    ------------
Impaired loans without a valuation allowance                           $   159         $    164

Impaired loans with a valuation allowance                                1,057              989
                                                                   -------------    ------------

Total impaired loans                                                   $ 1,216         $  1,153
                                                                   =============    ============

Valuation allowance related to impaired loans                          $   283         $    200
                                                                   =============    ============

Non-accrual loans                                                      $ 1,079         $  1,159
                                                                   =============    ============

No additional funds are committed to be advanced in connection with impaired loans.

                                                               Years Ended December 31,
                                                         --------------------------------------
                                                            1998          1997         1996
                                                         -----------    ----------   ----------
Average recorded investment in
   impaired loans                                            $1,276         $ 953        $ 753
                                                         ===========    ==========   ==========

Interest income recognized on
   a cash basis on impaired loans                            $   70         $  57        $  38
                                                         ===========    ==========   ==========

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     LOANS (CONCLUDED)

     The Bank has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $41,367 and $29,868 at December 31, 1998 and 1997, respectively. Included in the $41,367 of loans serviced for others is $18,106 of loans that were securitized by the Bank and are included in investments. All loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets.

     The balance of capitalized servicing rights included in other assets at December 31, 1998, was $164. The fair values of these rights approximates carrying amounts.

4.   OTHER REAL ESTATE OWNED

     Other real estate owned consists of the following:

                                                              December 31,
                                                         --------------------
                                                          1998         1997
                                                         -----         -----
     Real estate acquired in settlement of loans         $ 810         $ 727
     Real estate in possession                               -           192
                                                         -----         -----
                                                           810           919
     Less allowance for losses                            (569)         (538)
                                                         -----         -----

                                                         $ 241         $ 381
                                                         =====         =====

     An analysis of the following for losses on other real estate owned is as follows:

                                              Years Ended December 31,
                                              ------------------------
                                               1998      1997    1996
                                              ------    -----   ------
     Balance at beginning of period           $  538    $ 517    $  613
     Provision for losses                         31       21        52
     Charge-offs                                   -        -      (148)
                                              ------    -----    ------

     Balance at end of period                 $  569    $ 538    $  517
                                              ======    =====    ======

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     OTHER REAL ESTATE OWNED (CONCLUDED)


     Expenses applicable to other real estate owned consist of the following:


                                                     Years Ended December 31,
                                                     -------------------------
                                                     1998      1997      1996
                                                     -----     -----     -----
     Net loss (gain) on sales of other
          real estate owned                          $  25     $   7     $ (16)
     Provision for losses                               31        21        52
     Operating expenses, net of rental income           40        82       175
                                                     -----     -----     -----
                                                     $  96     $ 110     $ 211
                                                     =====     =====     =====

5.   BANKING PREMISES AND EQUIPMENT

     A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives follows:


                                              December 31,                Estimated
                                        -------------------------
                                            1998         1997            Useful Lives
                                        -----------    ----------      ---------------
     Banking premises:
          Land                          $     560      $    589
          Buildings and improvements        3,845         3,893          5 - 40 years
     Equipment                              3,640         2,838          3 - 10 years
     Construction in progress               3,556         1,289
                                        -----------    ----------
                                           11,601         8,609

     Less accumulated depreciation
          and amortization                 (3,311)       (2,690)
                                        -----------    ----------
                                        $   8,290      $  5,919
                                        ===========    ==========

The balance of construction in progress represents costs incurred to date in connection with expansion of the Bank's main office. The expansion work is expected to cost approximately $4,000.

Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 amounted to $651, $550 and $487, respectively.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


6.   DEPOSITS

     A summary of deposit balances, by type, is as follows:

                                                             December 31,
                                                      ------------------------
                                                          1998         1997
                                                      ----------    ----------

     Demand                                           $   10,382    $    8,264
     NOW                                                  32,305        25,862
     Money market deposit                                 27,176        22,234
     Regular                                              66,774        63,070
                                                      ----------    ----------
          Total non-certificate accounts                 136,637       119,430
                                                      ----------    ----------

     Certificate accounts with less than $100,000        115,187       117,855
     Certificate accounts with $100,000 or more           23,217        25,394
                                                      ----------    ----------
          Total certificate accounts                     138,404       143,249
                                                      ----------    ----------
                                                      $  275,041    $  262,679
                                                      ==========    ==========

     A summary of certificate accounts, by maturity, is as follows:

                              December 31, 1998             December 31, 1997
                             -------------------           -------------------
                                        Weighted                      Weighted
                                         Average                       Average
                              Amount       Rate             Amount      Rate
                             --------- ---------           ---------  --------
     Within 1 year           $ 106,430    5.19%            $ 106,334     5.42%
     Over 1 year to 3 years     31,972    5.84                36,895     6.26
     Over 3 years to 5 years         2    2.50                    20     2.50
                             ---------                     ---------
                             $ 138,404    5.34%            $ 143,249     5.63%
                             =========                     =========



                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     DEPOSITS (CONCLUDED)

     Interest on deposits, classified by type, is as follows:

                                               Years Ended December 31,
                                          ----------------------------------
                                            1998         1997        1996
                                          --------     --------     ---------
     NOW                                  $    292      $   253     $     243
     Money market deposits                     707          407           441
     Regular                                 1,598        1,759         1,684
     Certificate accounts                    7,800        7,740         7,045
                                          --------     --------     ---------
                                          $ 10,397     $ 10,159     $   9,413
                                          ========     ========     =========

7.   FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank of Boston ("FHLB") advances consist of the following:

                               Interest                       December 31,
                                                         ----------------------
          Maturity Date          Rate                      1998          1997
        -----------------     ----------                 ---------     --------
     January 6, 1999            5.56%                    $  10,000     $      -
     February 8, 1999           4.99                        10,000            -
     February 24, 1999          4.89                        10,000            -
     March 17, 1999             5.12                        40,000            -
     March 25, 1999             5.13                         6,000            -
     April 7, 1999              5.02                         4,000            -
     April 15, 1999             4.99                         5,000            -
     April 16, 1999             5.09                         5,000            -
     April 23, 1999             5.09                         9,000            -
     June 16, 1999              4.95                         8,000            -
     January 7, 1998            5.62                                     10,000
     February 27, 1998          5.73                                      3,000
     March 9, 1998              5.77                                      4,000
     March 19, 1998             5.78                                      4,000
     March 24, 1998             5.77                                     10,000
     April 15, 1998             5.64                                      5,000
     December 30, 2004          8.51                         1,368        1,406
                                                         ---------     --------
                                                           108,368       37,406
     Line of Credit                                          2,795        4,320
                                                         ---------     --------
                                                         $ 111,163     $ 41,726
                                                         =========     ========

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     FEDERAL HOME LOAN BANK ADVANCES (concluded)

                                                    Years Ended December 31,
                                                  -----------------------------
                                                    1998                  1997
                                                  ---------           ---------
     Average amount outstanding during the year   $  55,588           $  40,099
     Maximum outstanding at any month               111,163              44,878
     Highest interest rate paid during the year        5.77%               5.88%
     Interest expense4                                3,079               2,341

     The advance due on December 30, 2004 requires monthly principal and interest payments.

     The interest rate on the line of credit adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. government and federal agency securities.

     Additionally, as a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

8.   REPURCHASE AGREEMENTS

     Securities sold under agreements to repurchase are summarized as follows:

                                                            Year Ended
                                                            December 31,
                                                                1998
                                                            ------------
     Balance at year end                                    $    100
     Average amount outstanding during year                       51
     Interest expense incurred during year                         1
     Maximum amount outstanding at any month-end                 100
     Weighted average interest rate during the year             1.97%
     Weighted average interest rate on year-end balances        1.77%

     Mortgage-backed securities available for sale, with a market value of $1,690 and an amortized cost of $1,660 are pledged to secure the repurchase agreements at December 31, 1998. The securities pledged to secure the repurchase agreements are under the Bank's control.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


9.   INCOME TAXES

     Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                   Years Ended December 31,
                                                --------------------------------
                                                 1998         1997          1996
                                                -------     -------      -------
     Current tax provision:
       Federal                                  $ 1,460     $ 1,385      $   927
       State                                        350         365          433
                                                -------     -------      -------
                                                  1,810       1,750        1,360
                                                -------     -------      -------

     Deferred tax provision (benefit):
       Federal                                      (80)       (165)         165
       State                                        (37)        (44)          57
                                                -------     -------      -------
                                                   (117)       (209)         222
                                                -------     -------      -------

                                                $ 1,693     $ 1,541      $ 1,582
                                                =======     =======      =======

     The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                            Years Ended December 31,
                                                         -------------------------------
                                                          1998        1997          1996
                                                         ------      ------        ------
     Statutory rate                                        34.0%       34.0%         34.0%
     Increase (decrease) resulting from:
       State taxes, net of federal tax benefit              4.3         4.6           8.0
       Dividends received deduction                        (3.3)       (2.6)         (3.8)
       Non-taxable appreciation of securities donated      (0.4)       (2.3)            -
       Other, net                                           0.6         0.1           0.8
                                                         ------      ------        ------
          Effective tax rates                              35.2%       33.8%         39.0%
                                                         ======      ======        ======

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


     INCOME TAXES (CONTINUED)

     The components of the net deferred tax asset (liability) are as follows:

                                                           December 31,
                                                  -----------------------------
                                                    1998                  1997
                                                  ---------           ---------
     Deferred tax asset:
       Federal                                    $   1,030           $     952
       State                                            352                 316
                                                  ---------           ---------
                                                      1,382               1,268
                                                  ---------           ---------

     Deferred tax liability:
       Federal                                       (1,134)             (1,521)
       State                                           (193)               (199)
                                                  ---------           ---------
                                                     (1,327)             (1,720)
                                                  ---------           ---------
     Net deferred tax asset (liability)           $      55           $    (452)
                                                  =========           =========

     The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                           December 31,
                                                  -----------------------------
                                                    1998                  1997
                                                  ---------           ---------
     Net unrealized gain on securities
       available for sale                         $  (1,007)          $  (1,397)
     Depreciation                                       (53)                (63)
     Deferred income                                   (247)               (221)
     Allowance for loan losses                          881                 792
     Employee benefit plans                             471                 412
     Other                                               10                  27
                                                  ---------           ---------
     Net deferred tax asset (liability)           $      55           $    (452)
                                                  =========           =========

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


     INCOME TAXES (CONCLUDED)

     A summary of the change in the net deferred tax asset (liability) is as follows:


                                                         Years Ended December 31,
                                                      ------------------------------
                                                        1998        1997       1996
                                                      ------       -------    ------
     Balance at beginning of period                   $ (452)      $   (91)   $  406
     Deferred tax (provision) benefit                    117           209      (222)
     Deferred tax effects on net unrealized gain
        on securities available for sale                 390          (570)     (275)
                                                      ------       -------    ------
     Balance at end of period                         $   55       $  (452)   $  (91)
                                                      ======       =======    ======


     There was no valuation allowance for deferred tax assets as of December 31, 1998, 1997 and 1996.

     The federal income tax reserve for loan losses at the Bank's base year is $1,551. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve to absorb only loan losses, a deferred tax liability of approximately $636 has not been provided.

10.  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swap agreements, interest rate cap agreements and interest rate floor agreements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     For interest rate swap, cap, and floor agreements, the notional amounts do not represent exposure to credit loss. Rather, the credit loss exposure relates to the net fair value to be received if such contracts were to be offset in the marketplace. The Bank controls the credit risk of such contracts through credit approvals, limits, and monitoring procedures.


     LOAN COMMITMENTS

     A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

                                                       December 31,
                                                 -------------------------
                                                    1998           1997
                                                 ----------     ----------
     Commitments to grant loans:
       Fixed                                     $    8,087     $    4,539
       Variable                                       1,943          1,261
     Unadvanced funds on lines of credit             49,530         48,324
     Standby letters of credit                           87             87

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. These financial instruments are generally collateralized by real estate or other business assets.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements and are generally written for one year terms. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are collateralized by real estate and deposit accounts.

     INTEREST RATE SWAP AGREEMENTS

     The Bank periodically enters into interest rate swap agreements with the FHLB to moderate its exposure to interest rate changes and offset deposit costs. Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal, or notional, amounts. These transactions are accounted for using the accrual method. Net interest income resulting from the differential between exchanging floating and fixed-rate payments is recorded on a current basis.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     COMMITMENTS AND CONTINGENCIES (CONTINUED)

     INTEREST RATE SWAP AGREEMENTS (CONCLUDED)

     The notional principal amount of the Bank's outstanding interest rate swaps was $5,000 at December 31, 1996. Under the terms of the swap agreement, the FHLB agreed to pay semi-annual fixed rate payments of 6.635% while the Bank must pay quarterly floating rate payments. The agreement matured on June 29, 1997 and the original term was three years. Net interest income resulting from the differential between the floating and fixed-rate interest payments amounted to $0, $20 and $53 for the years ended December 31, 1998, 1997 and 1996, respectively, and is recorded against interest expense on deposits.

     INTEREST RATE CAP AND FLOOR AGREEMENTS

     The Bank periodically enters into interest rate cap and floor agreements to moderate its exposure to interest rate changes and offset borrowing costs. Interest rate cap and floor agreements generally involve the payment of a premium in return for cash receipts if interest rates rise above or fall below a specified interest rate level. Payments are based on a notional principal amount.

     During the year ended December 31, 1998, the Bank entered into two interest rate cap agreements. The notional principal amount of the cap agreements amounted to $10,000. Under the terms of the cap agreements, the Bank paid premiums of $80 in exchange for future cash payments if LIBOR increases above 6%. Amortization for the year ended December 31, 1998 amounted to $16. The agreements have a term of three years and mature in May and June 2001.

     The notional principal amount of the Bank's outstanding interest rate floor agreement was $10,000 at December 31, 1998, 1997 and 1996. Under the terms of the floor agreement, the Bank paid a premium of $134 during 1996 which is included in other assets and is being amortized over five years which is the term of the agreement. Amortization for the years ended December 31, 1998, 1997 and 1996 totaled $27, $27 and $16, respectively, and is recorded as interest expense on advances. If LIBOR falls below 5.75%, the Bank receives cash payments on a quarterly basis. Cash payments received during the years ended December 31, 1998, 1997 and 1996 totaled $7, $12 and $4, respectively, and are recorded as a credit to interest on advances.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     COMMITMENTS AND CONTINGENCIES (CONCLUDED)

     LEASE COMMITMENTS

     Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1998 and 1997, future minimum rent commitments pertaining to banking premises are as follows:

          Years Ending                                December 31,
                                                  --------------------
          December 31,                              1998         1997
          ------------                            --------     -------
             1999                                 $    196     $   129
             2000                                      196          53
             2001                                      196          53
             2002                                      193          50
             2003                                      185          45
           Thereafter                                  858         780
                                                  --------     -------
                                                  $  1,824     $ 1,110
                                                  ========     =======

     Annual real estate taxes assessed to the leased premises will be added to the basic rental scheduled above. The leases contain options to extend for periods from five to twenty-five years. The cost of such rentals is not included above.

     Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $156, $119 and $96, respectively.

     CONTINGENCIES

     Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, these claims will have no material effect on the Bank's consolidated financial position.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

11.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998 and 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONCLUDED)

The Bank's actual capital amounts and ratios as of December 31, 1998 and 1997 are also presented in the table.

                                                                                             Minimum
                                                                                            to be Well
                                                                                         Capitalized Under
                                                        Minimum for Capital              Prompt Corrective
                                     Actual              Adequacy Purposes               Action Provisions
                             --------------------  ----------------------------     -----------------------------
                              Amount       Ratio     Amount            Ratio           Amount           Ratio
                             ---------   --------  ----------        ----------     ------------    -------------
As of December 31, 1998:
------------------------
Total Capital to Risk
  Weight Assets               $36,226      13.9%     $20,898            8.0%           $26,122         10.0%
Tier 1 Capital to Risk
  Weighted Assets              34,060      13.0       10,449            4.0             15,673          6.0
Tier 1 Capital to Average
  Assets                       34,060       9.3       10,929 -          3.0-            18,215          5.0
                                                      18,215            5.0

As of December 31, 1997:
------------------------
Total Capital to Risk
  Weighted Assets             $32,902      15.1%     $17,389            8.0%           $21,736         10.0%
Tier 1 Capital to Risk
  Weighted Assets              30,950      14.2        8,694            4.0             13,042          6.0
Tier 1 Capital to Average
  Assets                       30,950       9.2       10,225            3.0-            17,043          5.0
                                                      17,043            5.0

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

12.  PENSION PLANS

     DEFINED BENEFIT PLAN

The Bank provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association ("SBERA") Pension Plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the retirement plan.
All participants are fully vested after three years of such service.




                                               Plan Years Ended October, 31
                                         ---------------------------------------
                                           1998            1997          1996
                                         --------       ---------      ---------
Change in plan assets:
 Fair value of plan assets at
 beginning of year                       $ 3,400        $ 3,071         $ 2,497
 Actual return on plan assets                278            517             439
 Employer contribution                       187            260             242
 Benefits paid                              (121)          (448)           (107)
                                         --------       --------        --------
                                           3,744          3,400           3,071
                                         --------       --------        --------

Change in benefit obligation:
 Benefit obligation at
 beginning of year                         3,891          3,460           3,492
 Service cost                                343            282             270
 Interest cost                               282            259             244
 Actuarial loss (gain)                      (131)           338            (439)
 Benefits paid                              (121)          (448)           (107)
                                         --------      ---------       ---------
                                           4,264          3,891           3,460
                                         --------      ---------       ---------

Funded status                               (520)          (491)           (389)
Deferred gain                               (673)          (562)           (657)
Unrecognized prior service cost               41             46              50
                                         --------      ---------       ---------
Accrued pension cost                     $(1,152)       $(1,007)          $(996)
                                         ========      =========       =========

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

PENSION PLANS (CONTINUED)

DEFINED BENEFIT PLAN (CONCLUDED)

The components of net periodic pension cost are as follows:

                                              Plan Years Ended October 31,
                                         --------------------------------------
                                           1998          1997           1996
                                         -------       --------       ---------
Service cost                             $ 343         $ 282          $ 270
Interest cost                              282           259            244
Expected return on plan assets            (272)         (246)          (200)
Amortization of prior service cost           4             4              4
Recognized net actuarial (gain) loss       (25)          (28)             1
                                         -------       --------       ---------
                                         $ 332         $ 271          $ 391
                                         =======       ========       =========

Actuarial assumptions used in
accounting were:

                                           1998          1997           1996
                                         -------       --------       ---------
Discount rates on benefit obligations      7.50%         7.25%          7.50%
Rates of increase in compensation levels   6.00          6.00           6.00
Expected long-term rates of
return on plan assets                      8.00          8.00           8.00

Total pension expense for the years ended December 31, 1998, 1997 and 1996 amounted to $439, $336 and $386, respectively.


DEFINED CONTRIBUTION PLAN

In addition to the defined benefit plan, the Bank has a 401(k) plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve month period, beginning with such employee's date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 15% of their compensation, subject to certain limits based on federal tax laws. Presently, the Bank does not make matching contributions.

TRUSTEES' RETIREMENT PLAN

During 1996, the Board of Trustees voted to adopt a Trustee's Indexed Fee Continuation Program effective as of January 1, 1997. Under the terms of the plan, Trustees are eligible to participate in the plan upon election to the Board of Trustees and the retirement benefits vest over a 10 year period. During, 1996 the Bank purchased life insurance contracts for $1,500. The retirement benefit for any plan year is determined by the performance of the insurance contracts, as defined in the plan. Plan expenses for the years ended December 31, 1998 and 1997 were $20 and $50, respectively.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


PENSION PLANS (CONCLUDED)

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Bank has entered into a Split Dollar Life Insurance Arrangement with its President and Chief Executive Officer intended to provide supplemental retirement benefits. The Bank pays the annual premiums and records its share of the cash surrender value in other assets.

13.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to officers, trustees and their affiliates amounting to approximately $1,473 and $1,579 at December 31, 1998 and 1997, respectively.

An analysis of the activity of these loans is as follows:

                                                       Years Ended
                                                       December 31,
                                                    -----------------
                                                    1998         1997
                                                    -------   -------
Balance at beginning of period                      $1,579    $1,448
Additions                                              441       416
Repayments                                            (547)     (285)
                                                    -------   -------
Balance at end of period                            $1,473    $1,579
                                                    =======   =======

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts of cash and short-term
     -------------------------
     instruments approximate fair values.


     Securities available for sale: Fair values for securities available for
     -----------------------------
     sale are based on quoted market prices.

     Federal Home Loan Bank stock: The carrying value of Federal Home Loan Bank
     ----------------------------
     stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank of Boston.

     Loans receivable: Fair values for performing loans are estimated using
     ----------------
     discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using underlying collateral values, where applicable.

     Deposit liabilities: The fair values of non-certificate accounts are, by
     -------------------
     definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Federal Home Loan Bank advances: The fair values of the Bank's borrowings
     -------------------------------
     are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

     Accrued interest: The carrying amounts of accrued interest approximate
     ----------------
     fair value.

     Loan commitments: Fair values for loan commitments are based on fees
     ----------------
     currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing, and are not significant since fees charged are not material.

     Interest rate swap, cap, and floor agreements: The fair value of interest
     ---------------------------------------------
     rate swap, cap, and floor agreements are obtained from dealer quotes. These values represent the estimated amount the Bank would receive or pay to terminate agreements taking into consideration current interest rates.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

The carrying or notional amounts and estimated fair values of the Bank's financial instruments are as follows:


                                                       December 31,
                                        ---------------------------------------
                                               1998                  1997
                                        ------------------   ------------------
                                        Carrying    Fair     Carrying    Fair
                                         Amount     Value     Amount     Value
                                        --------   --------  ---------  -------
Financial assets:
 Cash and cash equivalents              $ 11,978   $ 11,978   $ 11,686  $ 11,686
 Securities available for sale           111,409    111,409     55,640    55,640
 Federal Home Loan Bank
  stock                                    5,648      5,648      2,433     2,433
 Loans, net                              248,043    283,031    261,723   263,564
 Accrued interest receivable               1,748      1,748      1,479     1,479

Financial liabilities:
 Deposits                                275,041    276,182    262,679   263,383
 Borrowings                              111,263    111,361     41,726    41,835

Other:
 Interest rate floor
   agreement                                    -       204         -        102
 Interest rate cap
 agreements                                     -        33         -          -


15.  PLAN OF CONVERSION

On August 26, 1998, the Board of Trustees of the Bank approved a Plan of Conversion, as amended, for Woronoco Savings Bank ("Plan"). The Plan provides for the conversion of the Bank from a state-chartered mutual savings bank to a state-chartered stock savings bank. It is currently intended that all of the stock of the Bank will be held by a holding company, Woronoco Bancorp, Inc. (the "Company"), a Delaware corporation. The Plan was approved by the Bank's Corporators on January 20, 1999 and various regulatory agencies.

                    WORONOCO SAVINGS BANK AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                            (DOLLARS IN THOUSANDS)

PLAN OF CONVERSION (CONCLUDED)

As part of the Conversion, the Bank will establish a liquidation account for the benefit of eligible and supplemental eligible account holders. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible and supplemental eligible account holder will be entitled to receive balances for accounts then held.

The conversion was completed on March 19, 1999, 5,554,500 shares of common stock were sold for gross proceeds of $55,545. The Company contributed 444,360 shares of common stock to the Woronoco Savings Charitable Foundation at a cost to the Company of approximately $4,400. The Bank's employee stock ownership plan purchased 479,908 shares of common stock. Costs associated with the stock conversion and offering are expected to be approximately $2,000. The Company and Bank each intend to enter into employment agreements, change in control agreements and severance agreements with certain officers.

Subsequent to the Conversion, the Company and the Bank may not declare or pay dividends on and the Company may not repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                     PART II

Item 10. Directors and Executive Officers of the Registrant.

      The Directors of the Company are also Directors of the Bank. The following table sets forth information regarding the Board of Directors.

                                                            Director    Term
Name                          Age(1)  Position(s) Held(2)   Since(3)  Expires(4)
----                          ------  -------------------   --------  ----------

James A. Adams ...............  75    Director                1962      2000
William G. Aiken .............  58    Director                1983      2001
Paul S. Allen ................  78    Director                1974      1999
Francis J. Ehrhardt ..........  71    Director                1979      2000
Joseph M. Houser, Jr. ........  59    Director                1983      1999
Joseph P. Keenan .............  50    Director                1991      2001
Cornelius D. Mahoney .........  53    Chairman of the         1985      2000
                                      Board, President
                                      and Chief Executive
                                      Officer(5)
Richard L. Pomeroy ...........  71    Director                1986      2001
Ann V. Schultz ...............  64    Director                1991      2001
Norman H. Storey .............  52    Director                1987      1999
D. Jeffrey Templeton .........  57    Director                1988      2000
Paul Tsatsos .................  51    Director                1995      2001

----------
(1)   As of December 31, 1998.
(2)   Positions listed are for the Company and the Bank unless otherwise noted.
(3) Lists date individual became trustee of the Bank. All Directors of the Company were appointed in 1998, the year of the Company's incorporation.
(4)   Expiration date is the same for the Company and the Bank.
(5) Mr. Mahoney became Chairman of the Board of Directors of the Bank on February 10, 1999 succeeding Asher Nesin who passed away on January 25, 1999. Mr. Mahoney was already serving as Chairman of the Board of the Company. Until the time of his death, Mr. Nesin served as a Director of the Company and Vice President and Chairman of the Board of the Bank.

Executive Officers Who Are Not Directors

      The following table sets forth information regarding the executive officers of the Company and Bank who are not also Directors.

Name                            Age (1)   Position(s) Held
----                            -------   ----------------

Agostino J. Calheno ...........   48      Senior Vice President - Lending of the
                                          Bank and Senior Vice President of the
                                          Company

Debra L. Murphy ...............   42      Senior Vice President and Treasurer of
                                          the Bank and Senior Vice President and
                                          Chief Financial Officer of the Company

----------
(1)   As of December 31, 1998.

Biographical Information

Directors

      James A. Adams is president and funeral director of Adams Funeral Service, Inc., located in Westfield, Massachusetts.

      William G. Aiken has been a pharmacy manager with Foodmart Pharmacy since October, 1997. From 1990 to September, 1997, Mr. Aiken was the pharmacy manager of Brooks Drug.

      Paul S. Allen is a certified public accountant. He has maintained a practice with Paul S. Allen, sole proprietorship, for over fifty years.

      Francis J. Ehrhardt is a manager of commercial real estate and a general contractor.

      Joseph M. Houser, Jr. has been a self-employed certified public accountant for the past twenty-seven years and a consultant with Data Results, Inc. for the past seven years.

      Joseph P. Keenan is a self-employed physician.

      Cornelius D. Mahoney joined Woronoco Savings Bank in 1975 after five years at First Hawaiian Bank, Honolulu, Hawaii. He became President and Chief Executive Officer of the Bank in 1986. He is the immediate Past Chairman of America's Community Bankers, Past Chairman of the Massachusetts Bankers Association and a former Director of the Federal Home Loan Bank of Boston. Mr. Mahoney holds an MBA from Western New England College.

      Richard L. Pomeroy was, until his retirement in 1987, the owner of and an insurance agent with Pomeroy Insurance, Inc.

      Ann V. Schultz served as a vice president of the Bank from 1987 to 1990.

      Norman H. Storey has been a real estate broker with Storey Real Estate for the past 30 years. In addition, Mr. Storey has been a reserve police officer for the past 30 years and Justice of the Peace for the past eight years with the Town of Southwick, Massachusetts.

      D. Jeffrey Templeton is the owner and President of The Mosher Company, Inc. of Chicopee, Massachusetts, a manufacturer of buffing and polishing compounds, abrasive slurries and distributor of related grinding, polishing and lapping machinery.

      Paul Tsatsos is a self-employed certified public accountant.

Executive Officers Who Are Not Directors

      Agostino J. Calheno joined the Bank in 1992 as Senior Vice President of Lending. He operates as the chief lending officer of the Bank, overseeing all lending operations. Mr. Calheno has over twenty-four years of bank lending experience in the local area. He is a member of the Mortgage Markets and Lending Technology Committee of America's Community Bankers and serves on numerous boards of local charitable organizations. Mr. Calheno received a B.B.A. from the University of Massachusetts and is a graduate of the National School of Finance & Management and Executive Development Program at Fairfield University.

      Debra L. Murphy, CPA joined the Bank in 1988 as Senior Vice President and Treasurer. She operates as the chief financial officer of the Bank and is responsible for all regulatory financial reporting and management of the investment portfolio, in addition to overseeing the human resource and training areas of the Bank. She has ten years previous experience with KPMG Peat Marwick LLP as senior audit manager specializing in the audits of financial institutions. Ms. Murphy received a B.B.A. from the University of Massachusetts and is a graduate of the National School of Finance & Management and the Executive Development Program at Fairfield University. She also serves on several boards of charitable organization within the local community.

Honorary Directors

      The Bank also maintains three Honorary Directors. Under the Bank's Bylaws, persons who have served as a Director at the Bank for at least ten years may be elected for an indefinite term. Honorary Directors are not officers nor members of the Board of Directors and therefore are not included in determining whether a quorum is present. Such persons receive no compensation nor are they entitled to vote.

Item 11. Executive Compensation.

      Summary Compensation Table. The following table sets forth the cash compensation paid by the Bank as well as other compensation paid or accrued for services rendered in all capacities during the year ended December 31, 1998 to the Chief Executive Officer and to other officers of the Bank who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                       Long-Term Compensation(3)
                                                                    -------------------------------
                                         Annual Compensation (1)            Awards          Payouts
                                     ------------------------------ ----------------------  -------
                                                                    Restricted Securities
                                                       Other Annual    Stock   Underlying    LTIP      All Other
                             Fiscal    Salary   Bonus  Compensation   Awards   Option/SARs  Payouts  Compensation
Executive                    Year(2)    ($)      ($)      ($)(3)      ($)(4)     (#)(5)     ($)(6)      ($)(7)
---------                    ------- --------  ------- ------------ ---------- -----------  -------  ------------
Cornelius D. Mahoney .......  1998   $189,950  $32,300      --          --         --          --      $121,000
   President and Chief        1997    171,572   32,200      --          --         --          --       121,000
   Executive Officer

Agostino J. Calheno ........  1998    $99,400  $18,012      --          --         --          --        $1,621
   Senior Vice                1997     94,800   17,940      --          --         --          --            --
   President-Lending

Debra L. Murphy ............  1998    $99,400  $18,012      --          --         --          --         1,599
   Senior Vice President      1997     94,800   17,800      --          --         --          --            --
   and Treasurer

James E. Gardner ...........  1998    $99,000  $16,048      --          --         --          --         1,555
   Vice President             1997     94,400    9,060      --          --         --          --            --

----------
(1) Under Annual Compensation, the column titled "Salary" includes amounts deferred by the Named Executive Officers under the Bank's 401(k) Plan. "Bonus" consists of Board approved discretionary bonus.
(2) Neither the Company nor its predecessor, the Bank, was a reporting company with respect to the 1996 fiscal year.
(3) For 1998 and 1997, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year;
      (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans before settlement or maturation; (d) tax payment reimbursements; or
      (e) preferential discounts on stock. For 1998, the Bank had no restricted stock or stock related plans in existence.
(4)   No stock awards were granted or earned in 1998 or 1997.
(5)   No stock options or SARs were earned or granted in 1998 or 1997.
(6) For 1998 and 1997, there were no payouts or awards under any long-term incentive plan.
(7) Other compensation includes insurance premiums paid by the Bank under a split-dollar life insurance arrangement for Mr. Mahoney and the Bank's matching contributions under the Bank's 401(k) Plan to Messrs. Calheno and Gardner and Ms. Murphy.

Employment Agreements

      The Bank and the Company each intend to enter into employment agreements with Messrs. Mahoney and Calheno and Ms. Murphy (individually, the "Executive") (collectively, the "Employment Agreements"). The Employment Agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base after the Conversion. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of the above referenced officers.

      The Employment Agreements will provide for a three-year term. The term of the Company Employment Agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors and the term of the Bank Employment Agreements shall be renewable on an annual basis. The Employment Agreements provide that the Executive's base salary will be reviewed annually. The base salaries effective for such Employment Agreements for Messrs. Mahoney and Calheno and Ms. Murphy are $215,000, $115,000 and $115,000, respectively. In addition to the base salary, the Employment Agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The Employment Agreements provide for termination by the Bank or the Company for cause, as defined in the Employment Agreements, at any time. If the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or if the Executive resigns from the Bank and the Company after a: (1) failure to re-elect the Executive to his/her current offices; (2) material change in the Executive's functions, duties or responsibilities; (3) relocation of the Executive's principal place of employment by more than 25 miles; (4) reduction in the benefits and perquisites being provided to the Executive in the Employment Agreement; (5) liquidation or dissolution of the Bank or the Company; or (6) breach of the Employment Agreement by the Bank or the Company, the Executive or, if the Executive dies, his/her beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due to the Executive for the remaining term of the Employment Agreement and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank and the Company during the remaining term of the Employment Agreement. The Bank and the Company would also continue and/or pay for the Executive's life, health, dental and disability coverage for the remaining term of the Employment Agreement. Upon any termination of the Executive, the Executive must adhere to a one year non-competition agreement.

      Under the Employment Agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the Executive or, if the Executive dies, his/her beneficiary, would be entitled to a severance payment equal to the greater of: (1) the payments due for the remaining terms of the agreement; or (2) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months. Even though both the Bank and Company Employment Agreements provide for a severance payment if a change in control occurs, the Executive would only be entitled to receive a severance payment under one agreement.

      Payments to the Executive under the Bank's Employment Agreement will be guaranteed by the Company if payments or benefits are not paid by the Bank. Payment under the Company's Employment Agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive under any dispute or question of interpretation relating to the Employment Agreements shall be paid by the Bank or Company, respectively, if the Executive is successful on the merits in a legal judgment, arbitration or settlement. The Employment Agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent legally allowable. If a change in control of the Bank or the Company occurred, the total amount of payments due under the Agreements, based solely on the base salaries of the officers who will receive Employment Agreements excluding any benefits under any employee benefit plan which may be payable, would equal approximately $1.4 million.

Change in Control Agreements

      The Bank intends to enter into three-year Change in Control Agreements with six officers, all of whom are not covered by an employment agreement. The Change in Control Agreement shall be renewable on an annual basis. The Change in Control Agreements will provide that if voluntary or involuntary termination follows a change in control of the Company or the Bank, the officers would be entitled to receive a severance payment equal to three times their average annual compensation for the five most recent taxable years. The Bank would also continue and pay for the officers' life, health and disability coverage for thirty-six months following termination. If a change in control of the Company or the Bank occurred, the total payments that would be due under the Change in Control Agreements, based solely on the current annual compensation paid to the officers covered by the Change in Control Agreements and excluding any benefits under any employee benefit plan which may be payable, would equal approximately $1.3 million.

      Supplemental Executive Retirement Plan. The Code limits the amount of compensation the Bank may consider in providing benefits under its tax-qualified retirement plans, such as the 401(k) Plan, the Pension Plan and the ESOP. The Code further limits the amount of benefit accruals and annual contributions under such plans on behalf of any employee. The Bank intends to implement a non-qualified deferred compensation arrangement known as a Supplemental Executive Retirement Plan (the "SERP"). The SERP will generally provide benefits to eligible individuals (designated by the Board of Directors of the Bank or its affiliates) that cannot be provided under the ESOP as a result of the limitations imposed by the Code, but that would have been provided under the ESOP but for such limitations. In addition to providing for benefits lost under the ESOP as a result of limitations imposed by the Code, the SERP will also make up lost ESOP benefits to designated individuals who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP in connection with a change in control before the complete scheduled repayment of the ESOP loan. Generally, upon the retirement of an eligible individual or upon a change in control of the Bank or the Company before complete repayment of the ESOP Loan, the SERP provides the individual with a benefit equal to what the individual would have received under the ESOP had he remained employed throughout the term of the ESOP or had the ESOP not been terminated before the scheduled repayment of the ESOP loan less the benefits actually provided under the ESOP on behalf of such individual. An individual's benefits under the SERP will generally become payable upon the participant's retirement (in accordance with the standard retirement policies of the Bank), upon the change in control of the Bank or the Company, or as determined under the ESOP.

      The Bank may establish a grantor trust in connection with the SERP to satisfy the obligations of the Bank with respect to the SERP. Until paid to plan participants, creditors may make claims against the trust's assets if the Bank becomes insolvent.

      Split Dollar Life Insurance Arrangement. In 1995, the Bank established a split-dollar life insurance arrangement for Mr. Mahoney primarily to restore retirement benefits lost under the Pension Plan due to limitations imposed by the Code. Under the terms of the arrangement, the Bank pays the premiums on the life insurance policy, which is owned by Mr. Mahoney. Upon Mr. Mahoney's death, or upon liquidation of the policy's cash surrender value, the Bank will recover all of the payments it made with respect to the policy. In connection with the split-dollar arrangement, the Bank also agreed to reimburse Mr. Mahoney each year for the tax obligations arising from any federal or state taxable income he recognizes as a result of the reportable economic benefit of the arrangement and as a result of the Bank's reimbursement for such tax liabilities.

Director Compensation

      The Bank provides all non-employee Directors of the Bank with an annual retainer of $3,600 and a fee of $500 for all regular monthly and special meetings attended. All members of the Board committees receive a fee of $300 for each meeting attended, except that no committee member receives committee fees which aggregate more than $1,200. There are no annual retainers for committee members or chairpersons and no fees associated with serving as a clerk or secretary of the Board of Directors or of any committee.

      The Bank currently sponsors the Trustee Indexed Fee Continuation Plan (the "Trustee Plan") for members of its Board of Directors. The Trustee Plan provides an annual retirement benefit to each Director upon the Director's retirement from the Board. To qualify for benefits under the Trustee Plan, a director must be 65 years old and have completed ten years of continuous service with the Board at the time of his or her retirement. If the director has completed at least five but less than ten continuous years of service with the Board at the time of retirement, his or her benefits will be reduced. The retirement benefit provided to each director is based on an indexed formula, which is tied to the earnings on a specific life insurance policy. The Bank has funded the Trustee Plan through the purchase of split-dollar life insurance on the lives of the directors. The life insurance is designed to offset annual expenses associated with the Trustee Plan. The Bank generally expects to offset all of the expenses of the Trustee Plan during the life of each director, and recover all of the plan's costs at the director's death. However, the Bank does not anticipate recovering all of the plan's expenses in the case of the two eldest directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

      The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, who owns more than 5% of the Company's Common Stock as of the Record Date.

                          Name and Address of         Number
Title of Class              Beneficial Owner        of Shares   Percent of Class
--------------     ------------------------------   ----------  ----------------

Common Stock       Woronoco Savings Bank            479,908(1)        8.0%
                   Employee Stock Ownership Plan
                   and Trust
                   31 Court Street
                   Westfield, Massachusetts 01085

Common Stock       Woronoco Savings Charitable      444,360(2)        7.4%
                   Foundation (the "Foundation")
                   31 Court Street
                   Westfield, Massachusetts 01085

----------
(1) Shares of Common Stock were acquired by the ESOP in the Bank's Conversion. The ESOP Committee administers the ESOP. Eastern Bank and Trust Company has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of December 31, 1998, no shares had been allocated under the ESOP. Under the ESOP, unallocated shares and allocated shares as to which voting instructions are not given by participants are to be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

(2) The Foundation was established and funded by the Company in connection with the Bank's Conversion with an amount of the Company's Common Stock equal to 7.4% of the total amount of Common Stock issued in the Conversion. The Foundation is a Delaware non-stock corporation and is dedicated to the promotion of charitable purposes within the communities in which the Bank maintains a banking office. The Foundation is governed by a board of directors with seven members, all of whom are directors or officers of the Company and the Bank. Pursuant to the terms of the contribution of Common Stock, as mandated by the Federal Deposit Insurance Corporation, all shares of Common Stock held by the Foundation must be voted in the same ratio as all other shares of the Company's Common Stock on all proposals considered by shareholders of the Company.

Security Ownership of Management

      The following table sets forth as of March 19, 1999, the number of shares of Common Stock that the directors and Named Executive Officers own and that all directors and executive officers own as a group.

                                                            Number of   Percent
Name                                       Title of Class   Shares(1)   of Class
----                                       --------------   ---------   --------

James A. Adams ..........................   Common Stock      4,000        *
William G. Aiken ........................   Common Stock      1,500        *
Paul S. Allen ...........................   Common Stock      5,000        *
Francis J. Ehrhardt .....................   Common Stock      2,000        *
Joseph M. Houser, Jr. ...................   Common Stock      1,000        *
Joseph P. Keenan ........................   Common Stock     20,000        *
Cornelius D. Mahoney ....................   Common Stock     10,052        *
Richard L. Pomeroy ......................   Common Stock      1,000        *
Ann V. Schultz ..........................   Common Stock      2,100        *
Norman H. Storey ........................   Common Stock      5,000        *
D. Jeffrey Templeton ....................   Common Stock      5,000        *
Paul Tsatsos ............................   Common Stock      4,000        *
Agostino J. Calheno .....................   Common Stock      1,408        *
Debra L. Murphy .........................   Common Stock      4,012        *
James G. Gardner ........................   Common Stock      5,117        *
                                                             ------
All Directors and Executive Officers
  as a Group (15 persons) ...............   Common Stock     71,189       1.19%
                                                             ======      ======
----------
*Does not exceed 1.0% of the Company's voting securities.
(1) Each person effectively exercises sole (or shares with spouse or other immediate family members) voting or dispositive powers as to shares reported.

Item 13. Certain Relationships and Related Transactions.

Federal regulations require that all loans or extensions of credit to executive officers and Directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Massachusetts law regulates the granting of loans to officers and Directors of the Bank. Loans made to a Director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

      The Bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The Bank's policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1998, 11 of the Bank's executive officers or directors had loans with outstanding balances totaling $723,000 in the aggregate. All such loans were made by the Bank in the ordinary course of business, with no favorable terms and such loans do not involve more than the normal risk of collectibility or present unfavorable features.

      The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) 1.      Financial Statements

      The following consolidated financial statements of the Bank and its subsidiaries are filed as part of this document under Item 8:

      -     Consolidated Balance Sheets at December 31, 1998 and 1997

      - Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

      - Consolidated Statements of Changes in Surplus for the Years Ended December 31, 1998, 1997 and 1996

      - Consolidated Statements of Cash Flows for each of the Years Ended December 31, 1998, 1997 and 1996

      -     Notes to Consolidated Financial Statements

      -     Independent Auditors' Report

(a) 2.      Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 1998

      None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

    Exhibit
    Number

    2.1     Amended Plan of Conversion of Woronoco Savings Bank (1)
    3.1     Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
    3.2     Bylaws of Woronoco Bancorp, Inc. (1)
    4.0     Draft Stock Certificate of Woronoco Bancorp, Inc. (1)
    10.1 Form of Employment Agreement between Woronoco Savings Bank and certain executive officers (1)
    10.2 Form of Employment Agreement between Woronoco Bancorp, Inc. and certain executive officers (1)
    10.3 Form of Change in Control Agreement between Woronoco Savings Bank and certain executive officers (1)
    10.4 Form of Change in Control Agreement between Woronoco Bancorp, Inc. and certain executive officers (1)
    10.5    Form of Woronoco Savings Bank Employee Severance Compensation Plan
            (1)
    10.6    Form of Woronoco Savings Bank Supplemental Executive Retirement Plan
            (1)
    11.0    Statement Re:  Computation of Per Share Earnings(2)
    21.0    Subsidiaries Information Incorporated Herein By Reference to Part
            1 - Subsidiaries
    27.0    Financial Data Schedule

----------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(2)   Not applicable as the Company did not have earnings in 1998.

CONFORMED

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woronoco Bancorp, Inc.


By:  /s/ Cornelius D. Mahoney                                     March 29, 1999
     ---------------------------
     Cornelius D. Mahoney
     Chairman of the Board, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

      Name                     Title                                   Date
      ----                     -----                                   ----

/s/Cornelius D. Mahoney        Chairman of the Board, President   March 29, 1999
-----------------------        and Chief Executive Officer
Cornelius D. Mahoney           (principal executive officer)


/s/Debra L. Murphy             Senior Vice President and Chief    March 29, 1999
-----------------------        Financial Officer
Debra L. Murphy                (principal accounting and
                               financial officer)


/s/James A. Adams              Director                           March 29, 1999
-----------------------
James A. Adams


/s/William G. Aiken            Director                           March 29, 1999
-----------------------
William G. Aiken


/s/Paul S. Allen               Director                           March 29, 1999
-----------------------
Paul S. Allen


/s/Francis J. Ehrhardt         Director                           March 29, 1999
-----------------------
Francis J. Ehrhardt


/s/Joseph M. Houser, Jr.       Director                           March 29, 1999
-----------------------
Joseph M. Houser, Jr.


/s/Joseph P. Keenan            Director                           March 29, 1999
-----------------------
Joseph P. Keenan

/s/Richard L. Pomeroy          Director                           March 29, 1999
-----------------------
Richard L. Pomeroy


/s/Norman H. Storey            Director                           March 29, 1999
-----------------------
Norman H. Storey


/s/Ann V. Schultz              Director                           March 29, 1999
-----------------------
Ann V. Schultz


/s/D. Jeffrey Templeton        Director                           March 29, 1999
-----------------------
D. Jeffrey Templeton


/s/Paul Tsatos                 Director                           March 29, 1999
-----------------------
Paul Tsatsos