Form 10-K/A
period 1998-12-31
WORONOCO BANCORP INC
filed 1999-04-02
CIK 1072886

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-14671

                             WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                     04-3444269
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)

31 Court Street, Westfield, Massachusetts                      01085
---------------------------------------------          ----------------------
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:                                 (413) 568-9141
                                                       ----------------------

Securities registered pursuant to Section 12(b) of the Act:


       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
    Common Stock, par value                  The American Stock Exchange
        $0.01 per share

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
YES   X      NO
    ----        ----
YES          NO   X
    ----        ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   X
                             ------

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 1999 was $57,053,833.

      As of March 24, 1999, there were 5,998,860 shares of the Registrant's Common Stock outstanding.

CONFORMED
                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed by the undersigned, thereunto duly authorized.

Woronoco Bancorp, Inc.

By:  /s/ Cornelius D. Mahoney                                     April 2, 1999
     -------------------------------
     Cornelius D. Mahoney
     Chairman of the Board, President and Chief Executive Officer