Form 10-Q
period 1999-03-31
WORONOCO BANCORP INC
filed 1999-05-17
CIK 1072886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-14671


                             WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           04-3444269
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification  No.)

31 Court Street, Westfield, Massachusetts                                01085
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (413) 568-9141
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 5,998,860 shares of common stock, par value $0.01 per share, outstanding as of May 10, 1999.

                             WORONOCO BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page
PART I.        FINANCIAL INFORMATION                                        ----

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at
           March 31, 1999 and December 31, 1998...........................    1

           Consolidated Statements of Operations for the Three
           Months Ended March 31, 1999 and 1998...........................    2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Three Months Ended March 31, 1999 and 1998.............    3

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998.....................    4

           Notes to Unaudited Consolidated Financial Statements...........    5


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................    7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....   24

PART II:       OTHER INFORMATION

Item 1.    Legal Proceedings..............................................   25
Item 2.    Changes in Securities and Use of Proceeds......................   25
Item 3.    Defaults Upon Senior Securities................................   25
Item 4.    Submission of Matters to a Vote of Security Holders............   25
Item 5.    Other Information .............................................   25
Item 6.    Exhibits and Reports on Form 8-K...............................   26

SIGNATURES................................................................   27

Item 1.   Financial Statements (unaudited)



                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                          Unaudited
                                                                    March 31,    December 31,
Assets                                                                 1999          1998
                                                                   -----------   ------------
Cash and due from banks                                             $  10,024      $  10,371
Interest-bearing balances                                               2,292          1,607
Federal funds sold                                                      2,180           --
                                                                    ---------      ---------
         Total cash and cash equivalents                               14,496         11,978

Securities available for sale                                         106,116        111,409
Federal Home Loan Bank stock, at cost                                   5,733          5,648
Loans, net of allowance for loan losses ($2,208 at March 31, 1999
   and $2,166 at December 31, 1998)                                   290,733        284,043
Other real estate owned, net                                              168            241
Banking premises and equipment, net                                     8,807          8,290
Accrued interest receivable                                             1,841          1,748
Net deferred tax asset                                                  2,335             55
Cash surrender value of life insurance                                  1,957          1,917
Other assets                                                            1,104          1,497
                                                                    ---------      ---------
         Total assets                                               $ 433,290      $ 426,826
                                                                    =========      =========

Liabilities and Stockholders' Equity

Deposits                                                            $ 273,186      $ 275,041
Federal Home Loan Bank advances                                        68,358        111,163
Repurchase agreements                                                     116            100
Mortgagors' escrow accounts                                             1,165            645
Accrued expenses and other liabilities                                  4,294          4,104
                                                                    ---------      ---------
         Total liabilities                                            347,119        391,053
                                                                    ---------      ---------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                      --             --
    Common stock ($.01 par value; 16,000,000 shares
      authorized; shares issued and outstanding:
      5,998,860 at March 31, 1999)                                         60           --
    Additional paid-in capital                                         57,891           --
    Unearned compensation - ESOP                                       (4,596)          --
    Retained earnings                                                  32,412         34,060
    Accumulated other comprehensive income - net
      unrealized gain on investment securities available
      for sale, net of tax effects                                        404          1,713
                                                                    ---------      ---------
         Total stockholders' equity                                    86,171         35,773
                                                                    ---------      ---------
         Total liabilities and stockholders' equity                 $ 433,290      $ 426,826
                                                                    =========      =========


       See accompanying Notes to the Unaudited Consolidated Financial Statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                             Unaudited
                                                                         Three Months Ended
                                                                    March 31,          March 31,
                                                                      1999               1998
                                                                 ----------------   ----------------
Interest and dividend income:
    Interest and fees on loans                                            $5,382             $5,176
    Interest and dividends on investment securities:
      Interest                                                             1,488                675
      Dividends                                                              284                206
    Interest on federal funds sold                                           306                 45
    Other interest income                                                     14                 25
                                                                 ----------------   ----------------
          Total interest and dividend income                               7,474              6,127
                                                                 ----------------   ----------------

Interest expense:
    Interest on deposits                                                   2,386              2,567
    Interest on borrowings                                                 1,347                690
                                                                 ----------------   ----------------
          Total interest expense                                           3,733              3,257
                                                                 ----------------   ----------------

Net interest income                                                        3,741              2,870
Provision for loan losses                                                     60                 60
                                                                 ----------------   ----------------

Net interest income, after provision for loan losses                       3,681              2,810
                                                                 ----------------   ----------------

Other income:
    Customer service fees                                                    442                356
    Gain on sales and disposition of securities, net                         448                205
    Other income                                                              29                 41
                                                                 ----------------   ----------------
          Total other income                                                 919                602
                                                                 ----------------   ----------------

Other expenses:
    Salaries and employee benefits                                         1,399              1,281
    Occupancy and equipment                                                  450                359
    Marketing                                                                203                226
    Professional services                                                    145                105
    Data processing                                                          176                157
    Deposit insurance                                                         16                 16
    Contributions                                                          4,445                  2
    Other general and administrative                                         450                372
                                                                 ----------------   ----------------
          Total other expenses                                             7,284              2,518
                                                                 ----------------   ----------------

(Loss) income before income taxes                                         (2,684)               894

Income tax (benefit) expense                                              (1,036)               294
                                                                 ----------------   ----------------

          Net (loss) income                                              ($1,648)              $600
                                                                 ================   ================


    See accompanying Notes to the Unaudited Consolidated Financial Statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In Thousands)

                                                                                                   Accumulated
                                                          Additional                                  Other
                                               Common      Paid-in      Unearned      Retained    Comprehensive
                                                Stock      Capital     Compensation   Earnings       Income        Total
                                             ----------   ----------   ------------   ---------   -------------  ----------
Balance at December 31, 1998                       $ -          $ -           $ -      $ 34,060       $ 1,713      $ 35,773

Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                               60       57,891        (4,609)            -             -        53,342

Decrease in unearned compensation                    -            -            13             -             -            13

Comprehensive income:
Net loss                                             -            -             -        (1,648)            -        (1,648)

Change in net unrealized gain on
   investment securities available
   for sale, net of tax effects                      -            -             -             -        (1,309)       (1,309)
                                                                                                                  ----------
           Total comprehensive loss                                                                                  (2,957)
                                             ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1999                          $60      $57,891       ($4,596)      $32,412          $404       $86,171
                                             ==========   ==========    ==========    ==========    ==========    ==========


Balance at December 31, 1997                       $ -          $ -           $ -      $ 30,950       $ 2,382      $ 33,332

Comprehensive income:
Net income                                           -            -             -           600             -           600

Change in net unrealized gain on
   investment securities available
   for sale, net of tax effects                      -            -             -             -           407           407
                                                                                                                  ----------
           Total comprehensive income                                                                                 1,007
                                             ----------   ----------    ----------    ----------    ----------    ----------

Balance at March 31, 1998                          $ -          $ -           $ -       $31,550        $2,789       $34,339
                                             ==========   ==========    ==========    ==========    ==========    ==========

  See accompanying Notes to the Unaudited Consolidated Financial Statements.

                WORONOCO BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)


                                                                                                     Unaudited
                                                                                                Three Months Ended
                                                                                          March 31,             March 31,
                                                                                            1999                   1998
                                                                                       ----------------      -----------------
Cash flows from operating activities:
    Net (loss) income                                                                          ($1,648)                  $600
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses                                                                 60                     60
          Charitable contribution in the form of equity securities                               4,444                      -
          Net amortization (accretion) of investments                                                3                     (4)
          Depreciation and amortization                                                            169                    170
          Deferred taxes                                                                        (1,511)                     -
          Gain on sales and disposition of securities, net                                        (448)                  (205)
          Changes in operating assets and liabilities:
               Accrued interest receivable                                                         (93)                   (62)
               Accrued expenses and other liabilities                                              190                  1,192
               Other, net                                                                          348                   (254)
                                                                                       ----------------      -----------------
                          Net cash provided by operating activities                              1,514                  1,497
                                                                                       ----------------      -----------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                         3,474                  2,575
    Purchase of securities available for sale                                                   (3,673)                (7,418)
    Proceeds from maturities of securities available for sale                                      172                    200
    Principal payments on mortgage-backed investments                                            3,705                  1,994
    Purchase of Federal Home Loan Bank stock                                                       (85)                  (482)
    Loans originated, net of loan payments received                                             (6,750)                (8,022)
    Purchases of banking premises and equipment                                                   (686)                  (878)
    Net change in other real estate owned                                                           73                     10
    Loan to fund employee stock ownership plan                                                  (4,609)                     -
                                                                                       ----------------      -----------------
                          Net cash used in investing activities                                 (8,379)               (12,021)
                                                                                       ----------------      -----------------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                         (1,855)                 6,604
    Net (decrease) increase in borrowings                                                      (42,789)                 5,671
    Net increase (decrease) in escrow                                                              520                    649
    Net proceeds from initial public offering                                                   53,507                      -
                                                                                       ----------------      -----------------
                          Net cash provided by financing activities                              9,383                 12,924
                                                                                       ----------------      -----------------

Net increase in cash & cash equivalents                                                          2,518                  2,400

Cash & cash equivalents at beginning of period                                                  11,978                 11,686

                                                                                       ----------------      -----------------
Cash & cash equivalents at end of period                                                       $14,496                $14,086
                                                                                       ================      =================

Suplemental cash flow information:
    Interest paid on deposits                                                                   $2,383                 $2,567
    Interest paid on borrowings                                                                  1,431                    645
    Income taxes paid                                                                              107                    160
    Transfers from loans to other real estate owned                                                  -                     22

     See accompanying Notes to the Unaudited Consolidated Financial Statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1999
                 (Dollars in thousands except per share amounts)

1. Consolidated Financial Statements
The Consolidated Financial Statements of Woronoco Bancorp, Inc. and Subsidiaries (the "Company") included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 1998. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2. New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal years beginning after June 15, 1999. This Statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. In specific circumstances, an entity may elect to designate a derivative as follows: (1) a hedge of the exposure to changes in the fair market value of a recognized asset or liability, or of an unrecognized firm commitment that is attributable to a particular risk;
(2) a hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that are attributable to a particular risk; or (3) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. This Statement generally provides for matching the timing of a gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Company will adopt the requirements of this statement during the year ended December 31, 2000, and it is not expected to have a material impact on the Company.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires mortgage banking enterprises to classify a mortgage-backed security retained after a securitization of mortgage loans held for sale in accordance with the provisions of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement was adopted by the Company on January 1, 1999 and did not have a material impact on its financial condition or results of operations.

3. Earnings Per Share
Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed conversion. At March 31, 1999, there were no outstanding stock options. Earnings per share data is not presented in these financial statements since shares of common stock were not issued until March 19, 1999.

4. Loan commitments
Outstanding commitments for all loans totaled $6.7 million at March 31, 1999 compared to $10.0 million at December 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 1999 and 1998, and should be read in conjunction with Woronoco Bancorp, Inc and Subsidiaries' (the "Company's") Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Examples of these assumptions may be found in the discussion of Management Strategy, Classified Assets, Nonperforming Assets and Impaired Loans, Provision for Loan Losses, Liquidity and Capital Resources, Regulatory Capital and Year 2000 Compliance. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the SEC.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Woronoco Bancorp, Inc. (the "Company") was incorporated in October 1998 under Delaware law. On March 19, 1999, the Company acquired Woronoco Savings Bank (the "Bank") as part of the Company's conversion from a Massachusetts-chartered mutual to stock savings bank (the "Conversion"). The Company acquired the Bank for 50% of the net proceeds from the conversion. The Company is currently a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS"). In connection with the Conversion, the Company issued an aggregate of 5,998,860 shares of its common stock of which 5,554,500 shares were sold at a purchase price of $10 per share in a subscription offering and 444,360 shares were issued to Woronoco Savings Charitable Foundation, a charitable foundation established by the Company. The net proceeds resulting from the offering totaled $53.5 million after deducting expenses.

The Company does not transact any material business other than through its wholly-owned subsidiary, Woronoco Savings Bank (the "Bank"). The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income such as gains on securities and loan sales and service charges and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing expenses, data processing, professional services and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Management Strategy

The Bank operates as a community-oriented savings Bank, offering traditional deposit and loan products to its customers. In recent years, the Bank's strategy has been to maintain profitability while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to:

 .        Emphasize providing superior service and competitive rates to increase deposits, including commercial accounts

 .        Control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit

 .        Invest funds in excess of loan demand primarily in mortgage-backed and investment grade equity securities

 .        Control interest rate risk by selectively utilizing off-balance sheet hedging transactions such as interest rate swaps, caps and floors

 .        Originate high quality, multi-family and commercial real estate and commercial business loans which increase the yields earned on its overall loan portfolio, without incurring unnecessary risk

 .        Expand its lending and deposit base through the establishment of full-service Banking offices located inside supermarket/grocery stores

Beginning in 1994, the Bank began opening full-service banking offices in supermarket/grocery stores operated by the regionally based Big Y Foods, Inc. Since 1994, the Bank has established four such banking offices. The Bank will continue to seek attractive opportunities to expand its branching activities through supermarket facilities as such opportunities arise.

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

Comparison of Financial Condition at March 31, 1999 and December 31, 1998

Total assets increased by $6.5 million, or 1.5%, to $433.3 million at March 31, 1999, from $426.8 million at December 31, 1998 primarily attributable to growth in net loans. Net loans increased by $6.7 million or 2.4%, to $290.7 million at March 31, 1999, from $284.0 million at December 31, 1998, as a result of increased originations of one- to four-family mortgage loans. Proceeds from the conversion were used to fund asset growth as well as to pay down Federal Home Loan Bank borrowings.

Investments
The Company generally invests in securities as a method of utilizing funds not utilized for loan origination activity, as a method of maintaining liquidity at levels deemed appropriate by management and as a method of managing interest rate risk and the gap position. The Company maintains an investment portfolio which consists primarily of mortgage-backed and equity securities. The Company purchases mortgage-backed securities to (1) achieve positive interest rate spreads with minimal administrative expense and (2) lower its credit risk as a result of guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae. Although the Company no longer invests in Real Estate Mortgage Investment Conduits ("REMICs"), the Company did maintain $7.7 million of such investments in its securities portfolio at March 31, 1999. Generally, REMICs hold commercial and/or residential real estate mortgages in trust and issue securities representing an undivided interest in such mortgages.

Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect the stockholders' equity of the Company. The Company also utilizes, from time to time, "covered" call options with respect to common stocks as a means to further supplement its revenues associated with equity investments. Such investment activity is specifically authorized by both federal and Massachusetts law.

The Company has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held-for-trading. The Company does not currently maintain a portfolio of securities categorized as held-for-trading or held-to-maturity. At March 31, 1999, the Company's securities portfolio totaled $106.1 million, or 24.5% of assets, all of which was categorized as available-for-sale.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company's investment securities.

                                                                   March 31, 1999                        December 31, 1998
                                                         ---------------------------------      ----------------------------------
                                                             Amortized            Fair              Amortized            Fair
                                                               Cost               Value               Cost               Value
                                                         --------------    ---------------      --------------    ----------------
                                                                                     (Dollars In Thousands)
Equity securities
    Preferred stock                                           $ 3,660            $ 3,677             $ 3,754             $ 3,815
    Common stock                                               16,047             16,829              15,438              17,436
    Mutual Funds                                                1,502              1,294               1,524               1,394
                                                         -------------      -------------       -------------       -------------
       Total equity securities                                 21,209             21,800              20,716              22,645

Mortgage-backed and mortgage-related securities:
    FHLMC                                                       4,740              4,824               5,459               5,546
    FNMA                                                       29,923             30,222              31,955              32,435
    GNMA                                                       42,189             41,551              42,726              42,670
    REMICS                                                      7,414              7,719               7,833               8,113
                                                         -------------      -------------       -------------       -------------
       Total mortgage-backed securities                        84,266             84,316              87,973              88,764
                                                         -------------      -------------       -------------       -------------
          Total securities (1)                              $ 105,475          $ 106,116           $ 108,689           $ 111,409
                                                         =============      =============       =============       =============

(1) Does not include $5.7 million and $5.6 million of FHLB-Boston stock held in 1999 and 1998.

Lending Activities
Federal and state laws and regulations limit the types of loans that the Company may originate. The interest rates charged by the Company on loans are affected principally by the Company's current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), legislative tax policies and governmental budgetary matters.

At March 31, 1999, the Company's total loan portfolio was $293.7 million or 67.8% of total assets. Primarily all loans in the portfolio, with the exception of home equity loans and lines of credit, are located in the Company's primary market area.

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

                                                          March 31, 1999                      December 31, 1998
                                                -----------------------------------   -----------------------------------
                                                                       Percent                               Percent
                                                    Amount            of Total            Amount            of Total
                                                ----------------   ----------------   ----------------   ----------------
                                                                          (Dollars In Thousands)

Real estate loans
    One- to four-family                                $163,146             55.56%           $157,698             54.95%
    Multi-family                                         25,825              8.79%             22,962              8.00%
    Commercial                                           19,268              6.57%             20,595              7.18%
    Construction and development                          2,717              0.93%              3,464              1.21%
                                                ----------------   ----------------   ----------------   ----------------
          Total real estate loans                       211,706             71.85%            204,719             71.34%
                                                ----------------   ----------------   ----------------   ----------------

Consumer loans
    Home equity loans                                    63,413             21.59%             64,705             22.55%
    Automobile                                            8,996              3.06%              9,460              3.30%
    Other                                                 3,439              1.17%              3,454              1.20%
                                                ----------------   ----------------   ----------------   ----------------
          Total consumer loans                           75,848             25.82%             77,619             27.05%
                                                ----------------   ----------------   ----------------   ----------------

Commercial loans                                          6,852              2.33%              4,613              1.61%
                                                ----------------   ----------------   ----------------   ----------------

          Total loans                                   293,656            100.00%            286,951            100.00%
                                                                   ================                      ================

Less:
    Unadvanced loan funds (1)                            (1,312)                               (1,453)
    Deferred loan origination costs                         597                                   711
    Allowance for loan losses                            (2,208)                               (2,166)
                                                ----------------                      ----------------

          Net loans                                   $ 290,733                             $ 284,043
                                                ================                      ================

(1) Includes committed but unadvanced loan amounts.



One- to four-family residential real estate loans increased $5.4 million during the three months ended March 31, 1999, reflecting new originations offset by prepayments and amortization of the existing portfolio.

As a result of new originations, total multi-family real estate loans increased $2.9 million for the quarter ended March 31, 1999.

Classified Assets
Federal regulations and the Company's internal policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

When the Company classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Company classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off the loan in full.

At March 31, 1999, the Company had $3.2 million, or 0.7%, of assets designated as Substandard, consisting of 21 one- to four-family loans, four commercial real estate loans, six multi-family loans, nine home equity lines of credit, twelve consumer loans and four commercial business loans. At such date, the Company had no loans classified as Doubtful or Loss. Also, at March 31, 1999, the Company had $971 thousand or 0.2% of assets designated as Special Mention, consisting of seven one- to four-family real estate loans, three commercial real estate loans, one multi-family real estate loan, two home equity lines of credit and three commercial business loans. At March 31, 1999, all of these classified assets represented 1.4% of total loans.

At March 31, 1999, the Company had two loans, each with balances of $500 thousand or more, which had been adversely classified or identified as a problem credit. The first, which is classified as substandard, was restructured in 1994 and is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts. Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties' vacancy rates. The borrower is current with respect to payments. The second loan, which was originally restructured in 1992 and, more recently in December 1997, is classified as impaired. This loan is secured by an office/retail building located in Wilbraham, Massachusetts. The borrower is current with respect to payments. As of March 31, 1999, the aggregate outstanding carrying balance of these loans was $1.4 million.

Non-performing Assets and Impaired Loans
The following table sets forth information regarding nonaccrual loans, real estate owned ("REO") and restructured loans. It is the general policy of the Company to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. If interest payments on all nonaccrual loans for the quarters ended March 31, 1999 and 1998 had been made in accordance with original loan agreements, interest income of $8 thousand and $14 thousand respectively, would have been recognized. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At March 31, 1999, the Company had a $1.2 million recorded investment in impaired loans which had specific allowances of $290 thousand. At March 31, 1998, there were $1.4 million of impaired loans with specific loan loss allowances of $290 thousand.


                                                March 31,        December 31,
                                                  1999               1998
                                             ----------------   ----------------
                                                   (Dollars in Thousands)
Non-accruing loans:
    Real estate:
       One- to four- family                          $    51            $   167
       Commercial                                         60                109
    Home equity loans and lines of credit                 51                 30
    Commercial                                            48                  -
                                             ----------------   ----------------
       Total                                             210                306
Real estate owned (REO), net (1)                         168                241
                                             ----------------   ----------------
    Total nonperforming assets                           378                547
Troubled debt restructurings                             765                773

Troubled debt restructurings and             ----------------   ----------------
    total nonperforming assets                       $ 1,143            $ 1,320
                                             ================   ================
Total nonperforming loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)                  0.33%              0.38%
Total nonperforming assets and
    troubled debt restructurings as a
    percentage of total assets (3)                     0.26%              0.31%


(1) Real estate owned balances are shown net of related allowances.

(2) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.

(3) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.



Allowance for Loan Losses
The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Company's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Company's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale.

Management calculates a loan loss allowance sufficiency analysis on a monthly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. Management believes that, based on information available at March 31, 1999, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts ("Commissioner"), as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                               Three Months Ended
                                                                    March 31,
                                                       -------------------------------------
                                                           1999                    1998
                                                       --------------          -------------
                                                              (Dollars in Thousands)
Allowance for loan losses, beginning of period                $2,166                 $1,952

Charged-off loans:
     Real estate                                                   7                      -
     Commercial                                                    -                      -
     Consumer                                                     18                     31
                                                       --------------          -------------
         Total charged-off loans                                  25                     31

Recoveries on loans previously charged-off:
     Real estate                                                   -                      -
     Commercial                                                    -                      -
     Consumer                                                      7                     11
                                                       --------------          -------------
         Total recoveries                                          7                     11
                                                       --------------          -------------
Net loans charged off                                             18                     20
Provision for loan losses                                         60                     60
                                                       --------------          -------------
Allowance for loan losses, end of period                      $2,208                 $1,992
                                                       ==============          =============
Net loans charged-off to average
     interest-earning loans                                    0.03%                  0.03%
Allowance for loan losses to total loans (1)                   0.75%                  0.73%
Allowance for loan losses to non-performing
     loans and troubled debt restructurings (2)              226.46%                184.10%
Net loans charged-off to allowance for loan losses             3.26%                  4.02%
Recoveries to charge-offs                                     28.00%                 35.48%

(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.

(2) Nonperforming loans and troubled debt restructurings consist of all loans 90 days of more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

The following table sets forth the percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.

                                                       March 31, 1999                           December 31, 1998
                                            --------------------------------------    --------------------------------------
                                                         Percent of     Percent                     Percent of     Percent
                                                          Allowance     of Loans                     Allowance     of Loans
                                                           in each       in each                      in each       in each
                                                          Category      Category                     Category      Category
                                                          to Total       to Total                    to Total       to Total
                                              Amount      Allowance       Loans         Amount       Allowance       Loans
                                            -----------   ----------   -----------    -----------   ----------   -----------
                                                                           (Dollars in Thousands)
Real estate loans                              $ 1,536       69.56%        72.10%        $ 1,543       71.24%        71.34%
Consumer loans                                     574       26.00%        25.82%            525       24.24%        27.05%
Commercial loans                                    98        4.44%         2.08%             98        4.52%         1.61%
                                            -----------   ----------   -----------    -----------   ----------   -----------

    Total allowance for loan losses            $ 2,208      100.00%       100.00%        $ 2,166      100.00%       100.00%
                                            ===========   ==========   ===========    ===========   ==========   ===========


Deposits
The following table sets forth the distribution of deposit accounts for the periods indicated.

                                                        March 31, 1999                       December 31, 1998
                                               ---------------------------------      ---------------------------------
                                                                     Percent                                 Percent
                                                                     of Total                               of Total
                                                   Balance           Deposits             Balance           Deposits
                                               -----------------   -------------      -----------------    ------------
                                                                         (Dollars In Thousands)
Demand deposits                                        $ 10,748           3.93%               $ 10,382           3.77%
Savings accounts                                         68,056          24.91%                 66,774          24.28%
Money market accounts                                    28,371          10.39%                 27,176           9.88%
NOW accounts                                             30,634          11.21%                 32,305          11.75%
Certificates of deposit                                 135,377          49.56%                138,404          50.32%
                                               -----------------   -------------      -----------------    ------------
    Total deposits                                    $ 273,186         100.00%              $ 275,041         100.00%
                                               =================   =============      =================    ============

Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

General
The Company reported a net loss of $1.6 million for the three months ended March 31, 1999 compared to net income of $600 thousand for the same period in 1998. The results for the first quarter of 1999 were affected by the Company's contribution of $4.4 million to fund the Woronoco Savings Charitable Foundation and the related tax effect of $1.5 million. Excluding these items, the Company would have earned $1.3 million for the three months ended March 31, 1999 representing an increase of $700 thousand or 114% from the same period last year. This increase was primarily due to growth in net interest income resulting from an increase in average interest-earning assets as well as an increase in gains on sales of securities, offset by an increase in other expenses.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth, for the periods indicated, average balances, interest income and expense, and yields earned or rates paid on the major categories of assets and liabilities. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

                                                                      For the Three Months Ended March 31,
                                               ---------------------------------------------------------------------------------
                                                                1999                                      1998
                                               --------------------------------------     --------------------------------------
                                                                           Average                                    Average
                                                 Average                    Yield/          Average                    Yield/
                                                 Balance      Interest       Rate           Balance      Interest       Rate
                                               -----------   ----------   -----------     -----------   ----------   -----------
                                                                             (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
       Mortgage-backed securities                $ 86,781      $ 1,488       6.86%        $ 39,182        $ 675         6.89%
       Equity securities                           22,016          229       4.16%          15,911          166         4.17%
    FHLB stock                                      5,706           55       3.86%           2,604           40         6.14%
    Loans: (2)
       Residential real estate loans              181,839        3,362       7.40%         161,586        3,171         7.85%
       Commercial real estate loans                20,891          479       9.17%          20,434          501         9.81%
       Consumer loans                              77,037        1,412       7.43%          76,938        1,393         7.34%
       Commercial loans                             7,371          129       7.00%           5,806          111         7.65%
                                               -----------   ----------                 -----------   ----------
          Loans, net                              287,138        5,382       7.50%         264,764        5,176         7.82%
    Other                                          41,131          320       3.11%           6,015           70         4.66%
                                               -----------   ----------                 -----------   ----------
          Total interest-earning assets           442,772        7,474       6.75%         328,476        6,127         7.46%
                                                             ----------                               ----------

Noninterest-earning assets                        21,159                                   19,581
                                               -----------                              -----------

          Total assets                          $ 463,931                                $ 348,057
                                               ===========                              ===========


Interest-bearing liabilities:
    Deposits:
       Money market accounts                     $ 27,624        $ 208       3.05%        $ 23,002        $ 191         3.37%
       Savings accounts (3)                       100,748          330       1.33%          65,252          370         2.30%
       NOW accounts                                31,098           77       1.00%          28,618           66         0.94%
       Certificates of deposit                    138,028        1,771       5.20%         140,565        1,940         5.60%
                                               -----------   ----------                 -----------   ----------
          Total interest-bearing deposits         297,498        2,386       3.25%         257,437        2,567         4.04%
    Borrowings                                    105,282        1,347       5.12%          48,702          690         5.67%
                                               -----------   ----------                 -----------   ----------

          Total interest-bearing liabilities      402,780        3,733       3.76%         306,139        3,257         4.31%
                                                             ----------   ---------                   ----------    ----------

    Demand deposits                                10,835                                    6,046
    Other noninterest-bearing liabilities           3,046                                    1,775
                                               -----------                              -----------

          Total liabilities                       416,661                                  313,960
    Total stockholders' equity                     47,270                                   34,097
                                               -----------                              -----------

          Total liabilities and stockholders'
           equity                               $ 463,931                                $ 348,057
                                               ===========                              ===========

    Net interest-earning assets                  $ 39,992                                 $ 22,337
                                               ===========                              ===========
    Net interest income/interest
       rate spread (4)                                         $ 3,741       2.99%                      $ 2,870         3.15%
                                                             ==========   =========                   ==========    ==========
    Net interest margin as a percentage
       of interest-earning assets (5)                                        3.38%                                      3.49%
                                                                          =========                                 ==========
    Ratio of interest-earning assets
       to interest-bearing liabilities                                     109.93%                                    107.30%
                                                                          =========                                 ==========

(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan origination fees, unadvanced loan funds and allowance for loan losses, and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(3) Savings accounts include mortgagors' escrow deposits.
(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.


Net interest income totaled $3.7 million for the three months ended March 31, 1999 compared to $2.9 million for the same period in 1998, representing an increase of $871 thousand or 30.4%. This increase was primarily due to a $114.3 million increase in average interest-earning assets offset by an 11 basis points decrease in the net interest margin.

Interest income increased $1.3 million or 22.0% to $7.5 million for the three months ended March 31, 1999. This increase was attributable to higher levels of interest-earning assets offset by lower yields on interest-earning assets. Interest-earning assets totaled $442.8 million for the quarter ended March 31, 1999 compared to $328.5 million for the same period last year, an increase of $114.3 million or 34.8%. Average investments increased $53.7 million or 97.5% as the Company utilized borrowings, in anticipation of receiving conversion proceeds, to purchase mortgage backed securities. The growth in average investments also reflects the securitization of $19.1 million of fixed rate one-to four-family residential mortgage loans in the third quarter of 1998. Average loans increased $22.4 million or 8.5%, primarily in the residential real estate portfolio, due to new originations offset by amortization and prepayments of the existing loan portfolio. Other interest- earning assets increased $35.1 million as a result of higher federal funds sold. The increase in federal funds sold reflects the temporary savings deposits of investors interested in acquiring Woronoco Bancorp stock as part of the conversion. Yields on interest-earning assets declined 71 basis points due to a lower level of interest rates as well as an increase in lower yielding mortgage backed securities and federal funds sold balances.

Total interest expense increased $476 thousand or 14.6% to $3.7 million for the three months ended March 31, 1999 resulting from an increase in interest-bearing liabilities offset by lower rates paid on such liabilities. Total interest-bearing liabilities were $402.2 million for the quarter ended March 31, 1999 as compared to $306.1 million for the same period last year, reflecting an increase of $96.0 million or 31.4%. Average deposits increased $40.1 million or 15.6% primarily due to the temporary savings deposits of investors associated with the Company's conversion. Average borrowings increased $56.0 million resulting from management's decision to increase its utilization of borrowings to fund asset growth. Rates paid on interest-bearing liabilities declined 55 basis points reflecting a lower interest rate environment as well as the effect of the temporary savings deposits of investors.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                            Three Months Ended March 31,
                                                                               1999 compared to 1998
                                                               ------------------------------------------------------
                                                                       Increase (Decrease)
                                                                             Due to
                                                               ------------------------------------------------------
                                                                    Volume              Rate                Net
                                                               ----------------   ----------------   ----------------
                                                                               (Dollars in Thousands)
Interest-earning assets:
      Mortgage-backed securities                                         $ 816               $ (3)             $ 813
      Equity securities                                                     64                 (1)                63
      FHLB stock                                                            30                (15)                15
      Loans:
           Residential real estate loans                                   374               (183)               191
           Commercial real estate loans                                     10                (32)               (22)
           Consumer loans                                                    2                 17                 19
           Commercial loans                                                 27                 (9)                18
                                                               ----------------   ----------------   ----------------
                 Total loans                                               413               (207)               206
      Other                                                                338                (88)               250
                                                               ----------------   ----------------   ----------------
                 Total interest-earning assets                         $ 1,661             $ (314)           $ 1,347
                                                               ----------------   ----------------   ----------------

Interest-bearing liabilities:
      Deposits:
           Money market accounts                                          $ 35              $ (18)              $ 17
           Savings accounts (1)                                            116               (156)               (40)
           NOW accounts                                                      6                  5                 11
           Certificates of deposit                                         (33)              (136)              (169)
                                                               ----------------   ----------------   ----------------
                 Total deposits                                            124               (305)              (181)
      Borrowings                                                           677                (20)               657
                                                               ----------------   ----------------   ----------------
                 Total interest-bearing liabilities                        801               (325)               476
                                                               ----------------   ----------------   ----------------
Increase (decrease) in net interest income                               $ 860               $ 11              $ 871
                                                               ----------------   ----------------   ----------------

(1) Includes interest on mortgagors' escrow deposits.

Provision for Loan Losses
The Company's provision for loan losses totaled $60 thousand for the quarters ended March 31, 1999 and 1998. Provisions for loan losses are based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Company's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in its loan portfolio which are deemed probable and estimable based on information currently known to management.

Other Income
Total other income increased $317 thousand or 52.7% to $919 thousand for the quarter ended March 31, 1999 compared to $602 thousand in 1998 as a result of growth in customer service fees and gains on sales of securities. Customer service fees increased $86 thousand, or 24.2%, reflecting an increase in fees associated with the Company's larger deposit base as well as higher servicing income due to the securitization of $19.1 million of residential mortgages in the third quarter of 1998.

Other Expenses
Total other expense was $7.3 million for the quarter ended March 31, 1999 compared to $2.5 million for the same period in 1998. Excluding the $4.4 million contribution to the Woronoco Savings Charitable Foundation, other expenses increased $322 thousand or 12.8% due to increases in salaries and benefits as well as occupancy and equipment expenses. Salaries and benefits increased $118 thousand or 9.2% and occupancy and equipment expenses increased $91 thousand or 25.3% as a result of the opening of new, full service banking offices in 1998 and 1999. The Company also experienced an increase in salaries and benefits due to standard wage increases.

Income Taxes
The Company recorded an income tax benefit of $1.0 million for the three months ended March 31, 1999 compared to income tax expense of $294 thousand for the same period last year. Excluding the tax affect of $1.5 million related to the Company's contribution to establish the Woronoco Savings Charitable Foundation, the Company's total provision for income taxes would have been $475 thousand in the first quarter of 1999.

Liquidity and Capital Resources

Liquidity and funding strategies are the responsibility of the Asset/Liability Management Committee (the "ALCO"). The ALCO is responsible for establishing liquidity targets and implementing strategies to meet desired goals. Liquidity is measured by the Company's ability to raise cash within 30 days at a reasonable cost and with a minimum of loss. The Company's primary sources of funds are deposits, principal and interest payments on loans and investment securities and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans, other types of consumer loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the three months ended March 31, 1999, the Company's loan originations totaled $23.8 million. At March 31, 1999, the Company's investments in mortgage-backed and equity securities totaled $106.1 million. The Company experienced a net decrease in total deposits of $1.9 million for the three months ended March 31, 1999. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At March 31, 1999, the Company had $68.4 million of outstanding FHLB borrowings. Although the Company's policies allow for the use of brokered deposits, the Company does not currently solicit brokered deposits.

Additionally, in August 1998, the Company completed the securitization (converting whole loans into mortgage-backed securities) of $19.1 million of 30 year fixed-rate one- to four-family mortgage loans with

Fannie Mae. The loans are serviced as mortgage-backed securities for Fannie Mae. In addition to resulting in a decrease in loans receivable and a related increase in mortgage-backed securities, the securitization provides a liquidity related benefit to the Company in that it adds high quality collateral to the Company's balance sheet which can be pledged for borrowings in the secondary market and designates such loans as "available-for-sale" so that the Company could sell or collateralize such securities.

Outstanding commitments for all loans totaled $6.7 million at March 31, 1999. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totaled $112.1 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk weighted assets (as defined) and to average assets (as defined). Management believes, as of March 31, 1999, that the Bank meets all adequacy requirements to which it is subject.

As of March 31, 1999 and December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank's category.


                                                                                                                  Minimum
                                                                                                                to be Well
                                                                                                             Capitalized Under
                                                                              Minimum for Capital            Prompt Corrective
                                                     Actual                    Adequacy Purposes             Action Provisions
                                       --------------------------------------------------------------    -------------------------
                                           Amount           Ratio            Amount           Ratio         Amount         Ratio
                                       -------------    -------------   ----------------    ---------    ------------    ---------
                                                                            (Dollars in Thousands)
As of March 31, 1999:
--------------------
Total Capital to Risk Weighted Assets     $ 59,681          23.2%            $ 20,580         8.0%          $ 25,725       10.0%
Tier 1 Capital to Risk Weighted Assets      57,473          22.3%              10,290         4.0%            15,435        6.0%
Tier 1 Capital to Average Assets            57,473          12.3%              14,036 -       3.0%  -         23,393        5.0%
                                                                               23,393         5.0%

As of December 31, 1998:
-----------------------
Total Capital to Risk Weighted Assets     $ 36,226          13.9%            $ 20,898         8.0%          $ 26,122       10.0%
Tier 1 Capital to Risk Weighted Assets      34,060          13.0%              10,449         4.0%            15,673        6.0%
Tier 1 Capital to Average Assets            34,060           9.3%              10,929 -       3.0%  -         18,215        5.0%
                                                                               18,215         5.0%

Year 2000 Compliance
As the Year 2000 approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results by or at the Year 2000. While the Company maintains an internal computer system for approximately 20% of its operating functions, the substantial majority of the Company's data processing is out-sourced to a third party vendor. The Company's Year 2000 Project Planning Committee has identified potential problems associated with the Year 2000 issue and has implemented a Year 2000 Action Plan (the "Y2K Plan") designated to ensure that all software and hardware used in connection with the Company's business will manage and manipulate data involved in the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Currently, 93% of the Company's internal software, and 97% of its hardware are Year 2000 compliant. The Company has prepared a critical issues schedule which identifies timelines and responsibilities for the completion of the remainder. Specifically, the remaining items consist of the Company's file server, E-mail, safe deposit billing, voice mail and credit reporting systems. While most of the above items were completed as of March 31, 1999, the Company's file server, E-mail and voice mail systems are now scheduled for completion in the second quarter. Our objective is to have all hardware and software fully year 2000 compliant by June 30, 1999.

The Company recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors and, in particular, its outside third party data processor. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant, and has planned a program of testing for compliance. The Company utilizes these representations from its computer system and software vendors for the purpose of determining the vendors' Year 2000 readiness. Upon receiving such representations, the Company then determines the need for replacement of or remediations to each particular vendor's system. The Company recognizes that its ability to pursue vendors for possible misrepresentation is limited in comparison to the disruption that may occur in the Company's business and operations if a particular vendor is not Year 2000 compliant. Accordingly, rather than solely relying on representations from its vendors, the Company also independently tests all available critical vendor applications. The Company has completed testing of its critical vendors' computer applications and their Year 2000 issues have been corrected. The Company has received representations from its primary third party data processing vendor confirming completion of over 97% of that vendor's internally developed programs. Of the data center's internal programs, its critical banking related programs are now 100% compliant. Remaining internal and external programs are presently being converted to be Year 2000 compliant. The Company began testing the data center's completed programs in April of 1998 and is currently engaged in additional testing of remaining programs. All Year 2000 issues for the Company, including testing, are expected to be addressed and any problems remedied by June 30, 1999.

The Company has also identified and contacted commercial borrowers that may be vulnerable to the Year 2000 date change and has also provided brochures to its customers to make them aware of the Year 2000 issue. The Company has determined that Year 2000 readiness issues have little or no impact on the Company's one- to four-family lending relationships. However, the Company views Year 2000 compliance as an integral part of the commercial loan credit analysis and underwriting process. Therefore, and as warranted by the type and nature of a particular loan request, the Company reviews and assesses the impact of Year 2000 on an applicant's business and any factors that may limit the applicant's ability to repay the debt. Additionally, an assessment is made on the potential effect that vendors, suppliers and customers, who fail to remediate Year 2000 risks, might have on the applicant's business. Based upon the results of the review and analysis, a determination is then made as to whether or not it is necessary to require the applicant to develop a formal program to address Year 2000 issues and to report the progress of such a program to the Company. In situations that warrant formal programs and monitoring, this requirement becomes a condition of the terms for granting the loan. Additionally, the Company has completed its efforts to contact and survey all of its existing commercial borrowers with lending relationships having aggregate exposure exceeding $500,000. The majority of credits represented by these relationships are comprised of multi-family and commercial real estate loans. All 32 borrowers in this category responded to a comprehensive questionnaire either in writing or via telephone. Based upon the responses and analysis of the type of business operations that each borrower conducts, the Company concluded that the effect of Year 2000 issues on these credits does not pose a material risk to the Company.

The Company's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those that provide non-information and technology systems. With respect to those significant suppliers and other vendors, information has been gathered to assess their individual Year 2000 compliance. Over 80% of the those critical suppliers and vendors contacted have met our expectations concerning their Year 2000 compliance progress. Those vendors that are not Year 2000 compliant and who are unlikely to achieve Year 2000 compliance, are being replaced according to established timeframes as identified in the Company's contingency plans. If any of the Company's significant suppliers or other vendors do not achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. The Company is also preparing a Business Resumption Contingency Plan for use in the unlikely event of a Year 2000 related failure affecting any of its core business processes. Various department managers are assigned the responsibility for developing appropriate contingency plans for the Company's core business processes. This project is part of a general upgrade to the Company's existing Business Resumption Policy which is scheduled for implementation during the 2nd Quarter of 1999. A test plan to validate the Company's Business Resumption Policy and related Year 2000 contingency plans is also scheduled to take place in the 2nd quarter of 1999. The Company's most likely worst case scenario relates to a possible excess amount of withdrawal requests created by depositor concerns over possible Year 2000 failures. Accordingly, the Company has implemented a customer awareness program designed to keep customers well informed of the facts relating to Year 2000 and what the Company is doing to achieve Year 2000 compliance. Our goal is to continually reassure customers concerning the safety of their deposits with Woronoco Savings Bank. Additionally, as part of its Year 2000 contingency planning efforts, the Company has developed a Cash and Liquidity Contingency Plan. This plan is designed to enable the Company to forecast and prepare for any unusual customer cash demands associated with the Year 2000 date change.

The Company has allocated approximately $235,000 from its 1998 and 1999 operating budgets in connection with achieving Year 2000 compliance and, as of March 31, 1999, has expended approximately $73,000.

Approximately 16% of the $235,000 Year 2000 budget is being used for remediation. To insure the reliability of the Company's Year 2000 risk and cost estimates, the Company follows the work program guidelines as provided by the Federal Financial Institutions Examination Council. These are the same guidelines used by federal examiners to determine the effectiveness of the Year 2000 efforts by the banks they examine. The Company's Compliance Officer regularly monitors the Company's Year 2000 progress and the Company's internal auditor has performed regular audits of the Y2K Plan. In addition, the FDIC conducts regular Y2K examinations of the Bank. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Company's third party data processing vendor or its significant suppliers and other vendors is not currently determinable. To the extent that the Company's systems are not yet fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations, cash flows or business prospects. If the Company's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.

This description of the Company's Year 2000 Action Plan is a "Year 2000 Readiness Disclosure" as defined by the Year 2000 Information and Readiness Disclosure Act (a U.S. statute enacted on October 19, 1998) and is subject to the Act's civil liability protections. This "Year 2000 Readiness Disclosure" is solely intended to inform and does not constitute an explicit or implicit representation or warranty of any kind.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 1998 (in the Company's Form 10-K) to March 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------
None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
None.

Item 5.  Other Information.
         -----------------
None.

Item 6. Exhibits and Reports on Form 8-K (S)249.308 of this Chapter).
        ------------------------------------------------------------

        (a)  Exhibits

             2.1      Amended Plan of Conversion of Woronoco Savings Bank (1)
             3.1      Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
             3.2      Bylaws of Woronoco Bancorp, Inc. (1)
             4.0      Stock Certificate of Woronoco Bancorp, Inc. (1)
             10.1     Employment Agreement between Woronoco Bancorp, Inc. and Cornelius D. Mahoney
             10.2     Employment Agreement between Woronoco Savings Bank and Cornelius D. Mahoney
             10.3     Employment Agreement between Woronoco Bancorp, Inc. and Agostino J. Calheno
             10.4     Employment Agreement between Woronoco Savings Bank and Agostino J. Calheno
             10.5     Employment Agreement between Woronoco Bancorp, Inc. and Debra L. Murphy
             10.6     Employment Agreement between Woronoco Savings Bank and Debra L. Murphy
             10.7     Change in Control Agreement between Woronoco Savings Bank and James E. Gardner
             10.8     Woronoco Savings Bank Employee Severance Compensation Plan (1)
             10.9     Woronoco Savings Bank Supplemental Executive Retirement Plan (1)
             27.0     Financial Data Schedule
        -------------------------

        (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.

        (b)  Reports on Form 8-K
                          None.

                                   SIGNATURES

          In accordance with the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           WORONOCO BANCORP, INC.


Dated:  May 14, 1999       By:      /s/ Cornelius D. Mahoney
                                    ---------------------------------
                                    Cornelius D. Mahoney
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (principal executive officer)

Dated:  May 14, 1999       By:      /s/ Debra L. Murphy
                                    ---------------------------------
                                    Debra L. Murphy
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)