Form 10-Q
period 1999-06-30
WORONOCO BANCORP INC
filed 1999-08-13
CIK 1072886

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 1-14671


                            WORONOCO BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                04-3444269
       ------------------------------               ------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


31 Court Street, Westfield, Massachusetts                 01085
-----------------------------------------           ------------------
(Address of principal executive offices)                (Zip Code)



                                (413) 568-9141
                                --------------
               (Issuer's telephone number, including area code)

                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changes since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 5,998,860 shares of common stock, par value $0.01 per share, outstanding as of August 9, 1999.

                            WORONOCO BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                  Page
PART I.        FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at
           June 30, 1999 and December 31, 1998.................................................    1

           Consolidated Statements of Operations for the Three
           And Six Months Ended June 30, 1999 and 1998.........................................    2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Six Months Ended June 30, 1999 and 1998.....................................    3

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1999 and 1998.............................................    4

           Notes to Unaudited Consolidated Financial Statements................................    5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................................    6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................    30

PART II:       OTHER INFORMATION

Item 1.    Legal Proceedings...................................................................    31
Item 2.    Changes in Securities and Use of Proceeds...........................................    31
Item 3.    Defaults Upon Senior Securities.....................................................    31
Item 4.    Submission of Matters to a Vote of Security Holders.................................    31
Item 5.    Other Information ..................................................................    31
Item 6.    Exhibits and Reports on Form 8-K....................................................    32

SIGNATURES.....................................................................................    33

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)



                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                                                     Unaudited
                                                                           June 30,              December 31,
                                                                             1999                    1998
Assets                                                               ------------------      ------------------
Cash and due from banks                                                      $   11,496              $   10,371
Interest-bearing balances                                                         1,659                   1,607
                                                                     ------------------      ------------------
          Total cash and cash equivalents                                        13,155                  11,978

Securities available for sale                                                   114,123                 111,409
Federal Home Loan Bank stock, at cost                                             5,733                   5,648
Loans, net of allowance for loan losses ($2,281 at June 30, 1999
   and $2,166 at December 31, 1998)                                             293,574                 284,043
Other real estate owned, net                                                        211                     241
Banking premises and equipment, net                                               8,910                   8,290
Accrued interest receivable                                                       1,991                   1,748
Net deferred tax asset                                                            2,564                      55
Cash surrender value of life insurance                                            1,996                   1,917
Other assets                                                                        798                   1,497
                                                                     ------------------      ------------------
          Total assets                                                       $  443,055              $  426,826
                                                                     ==================      ==================
 Liabilities and Stockholders' Equity

Deposits                                                                     $  277,380              $  275,041
Federal Home Loan Bank advances                                                  75,000                 111,163
Repurchase agreements                                                               154                     100
Mortgagors' escrow accounts                                                         657                     645
Accrued expenses and other liabilities                                            2,942                   4,104
                                                                     ------------------      ------------------
          Total liabilities                                                     356,133                 391,053
                                                                     ------------------      ------------------
Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                   -                       -
    Common stock ($.01 par value; 16,000,000 shares
      authorized; shares issued and outstanding:
      5,998,860 at June 30, 1999)                                                    60                       -
    Additional paid-in capital                                                   57,891                       -
    Unearned compensation - ESOP                                                 (4,473)                      -
    Retained earnings                                                            33,420                  34,060
    Accumulated other comprehensive income - net
      unrealized gain on securities available for sale,
      net of tax effects                                                             24                   1,713
                                                                     ------------------      ------------------
          Total stockholders' equity                                             86,922                  35,773
                                                                     ------------------      ------------------
          Total liabilities and stockholders' equity                         $  443,055              $  426,826
                                                                     ==================      ==================


   See accompanying Notes to the Unaudited Consolidated Financial Statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands Except Per Share Amounts)

                                                                   Unaudited                         Unaudited
                                                               Three Months Ended                 Six Months Ended
                                                            June 30,          June 30,        June 30,         June 30,
                                                              1999             1998             1999             1998
                                                          ------------     ------------     ------------     ------------
Interest and dividend income:
    Interest and fees on loans                                $  5,398         $  5,373        $  10,780        $  10,549
    Interest and dividends on investment securities:
      Interest                                                   1,310              595            2,798            1,270
      Dividends                                                    335              217              619              423
    Interest on federal funds sold                                  17                7              323               52
    Other interest income                                           10               32               24               57
                                                          ------------     ------------     ------------     ------------
          Total interest and dividend income                     7,070            6,224           14,544           12,351
                                                          ------------     ------------     ------------     ------------
Interest expense:
    Interest on deposits                                         2,343            2,596            4,729            5,163
    Interest on borrowings                                         839              722            2,186            1,412
                                                          ------------     ------------     ------------     ------------
          Total interest expense                                 3,182            3,318            6,915            6,575
                                                          ------------     ------------     ------------     ------------

Net interest income                                              3,888            2,906            7,629            5,776
Provision for loan losses                                           60               60              120              120
                                                          ------------     ------------     ------------     ------------
Net interest income, after provision for loan losses             3,828            2,846            7,509            5,656
                                                          ------------     ------------     ------------     ------------
Other income:
    Fee income                                                     478              407              920              763
    Gain on sales and disposition of securities, net               355              913              803            1,118
    Other income                                                    66               53               95               94
                                                          ------------     ------------     ------------     ------------
          Total other income                                       899            1,373            1,818            1,975
                                                          ------------     ------------     ------------     ------------
Other expenses:
    Salaries and employee benefits                               1,539            1,163            2,938            2,444
    Occupancy and equipment                                        430              342              880              701
    Marketing                                                      206              163              409              389
    Professional services                                          246              125              391              230
    Data processing                                                190              157              366              314
    Deposit insurance                                                9                8               25               24
    Contributions                                                    1              105            4,446              107
    Other general and administrative                               489              426              939              798
                                                          ------------     ------------     ------------     ------------
          Total other expenses                                   3,110            2,489           10,394            5,007
                                                          ------------     ------------     ------------     ------------

Income (loss) before income taxes                                1,617            1,730           (1,067)           2,624

Income tax expense (benefit)                                       609              597             (427)             891
                                                          ------------     ------------     ------------     ------------
          Net income (loss)                                   $  1,008         $  1,133            ($640)       $   1,733
                                                          ============     ============     ============     ============
Earnings per share:
     Basic                                                    $   0.18               NA               NA               NA
     Diluted                                                  $   0.18               NA               NA               NA

Weighted average shares outstanding:
     Basic                                                   5,519,062               NA               NA               NA
     Diluted                                                 5,519,062               NA               NA               NA

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (In Thousands)

                                                                                                          Accumulated
                                                              Additional                                     Other
                                                 Common        Paid-in         Unearned       Retained   Comprehensive
                                                  Stock        Capital       Compensation     Earnings      Income           Total
                                              -----------    ------------   -------------     --------   -------------   ---------
Balance at December 31, 1998                        $   -        $      -        $      -     $ 34,060         $ 1,713   $  35,773

Comprehensive income (loss):
Net loss                                                -               -               -         (640)             -         (640)
Change in net unrealized gain on securities
   available for sale, net of tax effects               -               -               -            -          (1,689)     (1,689)
                                                                                                                         ---------
           Total comprehensive loss                                                                                         (2,329)
                                                                                                                         ---------

Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                                  60          57,891          (4,609)           -               -      53,342

Decrease in unearned compensation                       -               -             136            -               -         136
                                              -----------    ------------   -------------    ---------         -------   ---------
Balance at June 30, 1999                            $  60       $  57,891        $ (4,473)    $ 33,420         $    24   $  86,922
                                              ===========    ============   =============    =========         =======   =========

Balance at December 31, 1997                        $   -        $      -        $      -     $ 30,950         $ 2,382   $  33,332

Comprehensive income:
Net income                                              -               -               -        1,733               -       1,733
Change in net unrealized gain on securities
   available for sale, net of tax effects               -               -               -            -            (549)       (549)
                                                                                                                         ---------

           Total comprehensive income                                                                                        1,184
                                              -----------    ------------   -------------    ---------         -------   ---------
Balance at June 30, 1998                            $   -        $      -        $      -     $ 32,683         $ 1,833   $  34,516
                                              ===========    ============   =============    =========         =======   =========

   See accompanying Notes to the Unaudited Consolidated Financial Statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                            Unaudited
                                                                                         Six Months Ended
                                                                                   June 30,               June 30,
                                                                                    1999                   1998
                                                                              ----------------       -----------------
Cash flows from operating activities:
 Net (loss) income                                                                       ($640)               $  1,733
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Provision for loan losses                                                              120                     120
    Charitable contribution in the form of equity securities                             4,444                     102
    Net amortization (accretion) of investments                                             36                      (8)
    Depreciation and amortization                                                          351                     327
    Employee stock ownership plan expense                                                  136                       -
    Deferred taxes                                                                      (1,511)                      -
    Gain on sales and disposition of securities, net                                      (803)                 (1,118)
    Changes in operating assets and liabilities:
      Accrued interest receivable                                                         (243)                    (93)
      Accrued expenses and other liabilities                                            (1,162)                   (131)
      Other, net                                                                           596                     178
                                                                              ----------------       -----------------
           Net cash provided by operating activities                                     1,324                   1,110
                                                                              ----------------       -----------------
 Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                   6,200                   4,974
  Purchase of securities available for sale                                            (18,252)                (10,894)
  Proceeds from maturities of securities available for sale                                433                     300
  Principal payments on mortgage-backed investments                                      7,009                   4,917
  Purchase of Federal Home Loan Bank stock                                                 (85)                   (551)
  Loans originated, net of loan payments received                                       (9,702)                (17,202)
  Purchases of banking premises and equipment                                             (971)                 (1,576)
  Net change in other real estate owned                                                     81                      80
  Loan to fund employee stock ownership plan                                            (4,609)                      -
                                                                              ----------------       -----------------
           Net cash used in investing activities                                       (19,896)                (19,952)
                                                                              ----------------       -----------------
 Cash flows from financing activities:
  Net increase in deposits                                                               2,339                   4,100
  Net (decrease) increase in borrowings                                                (36,109)                 13,543
  Net increase (decrease) in escrow                                                         12                     (76)
  Net proceeds from initial public offering                                             53,507                       -
                                                                              ----------------       -----------------
           Net cash provided by financing activities                                    19,749                  17,567
                                                                              ----------------       -----------------

Net increase (decrease) in cash & cash equivalents                                       1,177                  (1,275)

Cash & cash equivalents at beginning of period                                          11,978                  11,686
                                                                              ----------------       -----------------
Cash & cash equivalents at end of period                                              $ 13,155                $ 10,411
                                                                              ================       =================
Supplemental cash flow information:
 Interest paid on deposits                                                            $  4,732                $  5,165
 Interest paid on borrowings                                                             2,279                   1,346
 Income taxes paid                                                                       1,094                     925
 Transfers from loans to other real estate owned                                            51                      22

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1999
                (Dollars in thousands except per share amounts)

1.   Consolidated Financial Statements

The Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the "Company") included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 1998. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three and six month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal years beginning after June 15, 1999. Subsequently, in June 1999, the FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 until fiscal quarters beginning after June 15, 2000. This Statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. In specific circumstances, an entity may elect to designate a derivative as follows: (1) a hedge of the exposure to changes in the fair market value of a recognized asset or liability, or of an unrecognized firm commitment that is attributable to a particular risk;
(2) a hedge of the exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that are attributable to a particular risk; or (3) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. This Statement generally provides for matching the timing of a gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Company will adopt the requirements of this statement during the year ended December 31, 2000, and it is not expected to have a material impact on the Company.

3.   Earnings Per Share

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential shares had been issued. At June 30, 1999, the Company had no outstanding dilutive securities such as stock options or restricted stock. Earnings per share data is not presented in these financial statements for the six months ended June 30, 1999 and the three and six months ended June 30, 1998 since shares of common stock were not issued until March 19, 1999.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands except per share amounts).


                                                              Unaudited                               Unaudited
                                                          Three Months Ended                       Six Months Ended
                                                      June 30,            June 30,            June 30,            June 30,
                                                        1999                1998                1999                1998
                                                    -------------      ------------          -------------     -------------
Net income                                             $    1,008                NA                     NA                NA

Weighted average shares outstanding:
  Weighted average shares outstanding                   5,998,860                NA                     NA                NA
  Less: unearned ESOP shares                             (479,798)               NA                     NA                NA
                                                    -------------
     Basic                                              5,519,062                NA                     NA                NA

     Diluted                                            5,519,062                NA                     NA                NA

Net income per share:
    Basic                                              $     0.18                NA                     NA                NA
    Diluted                                            $     0.18                NA                     NA                NA



4.   Loan commitments
Outstanding commitments for all loans totaled $7.8 million at June 30, 1999 compared to $10.0 million at December 31, 1998.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 1999 and 1998, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Examples of these assumptions may be found in the discussion of Management Strategy, Classified Assets, Nonperforming Assets and Impaired Loans, Provision for Loan Losses, Liquidity and Capital Resources, Regulatory Capital and Year 2000 Compliance. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the SEC.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company was incorporated in October 1998 under Delaware law. On March 19, 1999, the Company acquired Woronoco Savings Bank (the "Bank") as part of the Bank's conversion from a Massachusetts-chartered mutual savings bank to a Massachusetts-chartered stock savings bank (the "Conversion"). The Company acquired the Bank for 50% of the net proceeds from the Conversion. The Company is currently a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS"). In connection with the Conversion, the Company issued an aggregate of 5,998,860 shares of its common stock of which 5,554,500 shares were sold at a purchase price of $10 per share in a subscription offering and 444,360 shares were issued to Woronoco Savings Charitable Foundation, a charitable foundation established by the Company. The net proceeds resulting from the offering totaled $53.5 million.

The Company does not transact any material business other than through its wholly-owned subsidiary, Woronoco Savings Bank (the "Bank"). The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income such as gains on sales of securities and loans, service charges and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing expenses, data processing, professional services and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Management Strategy

The Bank operates as a community-oriented savings bank, offering traditional deposit and loan products to its customers. In recent years, the Bank's strategy has been to maintain profitability while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to:

 .    Emphasize providing superior service and competitive rates to increase deposits, including commercial accounts

 .    Control credit risk by emphasizing the origination of single-family, owner-
     occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit

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

 .    Expand its lending and deposit base through the establishment of full-
     service banking offices located inside supermarket/grocery stores

Beginning in 1994, the Bank began opening full-service banking offices in supermarket/grocery stores operated by the regionally based Big Y Foods, Inc. Since 1994, the Bank has established four such banking offices. The Bank will continue to seek attractive opportunities to expand its branching activities through supermarket facilities as such opportunities arise.

Management intends to continue these operating strategies in an effort to enhance the Company's long-term profitability while maintaining a reasonable level of interest rate risk. Management also intends to enhance the Company's current operating strategy by expanding the products and services that it offers, as necessary, to improve its market share in its primary market area.
In this regard, the Company has begun to offer new consumer and commercial deposit products and customer improvement services, and it intends to expand its trust services and invest in technological enhancements, such as PC banking, to better serve its customers in the future. In addition, and consistent with its plan to increase its loan portfolio, the Company has hired a loan originator and an additional credit analyst, and it intends to hire an additional loan originator as well as a commercial loan officer. Finally, management will continue to evaluate various alternatives to increase the Company's market share and expand its core businesses.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

Total assets increased by $16.2 million, or 3.8%, to $443.1 million at June 30, 1999, from $426.8 million at December 31, 1998 due primarily to growth in net loans and to a lesser extent to increases in securities available for sale and net deferred tax assets. Net loans increased by $9.5 million or 3.4%, to $293.6 million at June 30, 1999, from $284.0 million at December 31, 1998, primarily as a result of net new originations of one- to four-family residential real estate loans. Total stockholders' equity increased $51.1 million to $86.9 million at June 30, 1999 from $35.8 million at December 31, 1998 reflecting the proceeds from the Conversion. These proceeds were used to pay down Federal Home Loan Bank borrowings and to fund the Company's growth in total assets.

Investments

The Company generally invests funds not utilized for loan origination activity in securities, as a method of maintaining liquidity at levels deemed appropriate by management and as a method of managing interest rate risk and the gap position. The Company maintains an investment portfolio which consists
primarily of mortgage-backed and equity securities.   The Company purchases
mortgage-backed securities to (1) achieve positive interest rate spreads with minimal administrative expense and (2) lower its credit risk as a result of guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae. Although the Company no longer invests in Real Estate Mortgage Investment Conduits ("REMICs"), the Company did maintain $7.4 million of such investments in its securities portfolio at June 30, 1999. Generally, REMICs hold commercial and/or residential real estate mortgages in trust and issue securities representing an undivided interest in such mortgages.

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

An investment portfolio of securities must be categorized as held-to-maturity, available-for-sale or held-for-trading. At June 30, 1999, the Company's securities portfolio totaled $114.1 million, or 25.8% of assets, all of which was categorized as available-for-sale.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company's investment securities.

                                                                   June 30, 1999                      December 31, 1998
                                                           --------------------------------     --------------------------------
                                                             Amortized           Fair            Amortized             Fair
                                                                Cost             Value              Cost              Value
                                                           --------------    --------------     --------------    --------------
                                                                                   (Dollars In Thousands)
Equity securities:
    Preferred stock                                           $     3,646       $     3,633         $    3,754        $    3,815
    Trust preferred                                                 9,901             9,612                  -                 -
    Common stock                                                   18,049            20,372             15,438            17,436
    Mutual funds                                                    1,561             1,424              1,524             1,394
                                                           --------------    --------------     --------------    --------------
       Total equity securities                                     33,157            35,041             20,716            22,645
                                                           --------------    --------------     --------------    --------------
Mortgage-backed and mortgage-related securities:
    FHLMC                                                           4,140             4,157              5,459             5,546
    FNMA                                                           28,001            27,777             31,955            32,435
    GNMA                                                           41,692            39,763             42,726            42,670
    REMIC                                                           7,095             7,385              7,833             8,113
                                                           --------------    --------------     --------------    --------------
       Total mortgage-backed securities                            80,928            79,082             87,973            88,764
                                                           --------------    --------------     --------------    --------------
          Total securities (1)                                $   114,085       $   114,123         $  108,689        $  111,409
                                                           ==============    ==============     ==============    ==============

(1) Does not include $5.7 million and $5.6 million of FHLB-Boston stock held at June 30, 1999 and December 31, 1998, respectively.

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

At June 30, 1999, the Company's total loan portfolio was $297.5 million, or 67.1%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

                                                  June 30, 1999               December 31, 1998
                                             ----------------------        -----------------------
                                                           Percent                        Percent
                                              Amount      of Total          Amount       of Total
                                             --------    ----------        --------     ----------
                                                            (Dollars In Thousands)
Real estate loans
  One- to four-family                        $167,031        56.15%        $157,698         54.95%
  Multi-family                                 24,223         8.14%          22,962          8.00%
  Commercial                                   22,370         7.52%          20,595          7.18%
  Construction and development                  2,278         0.77%           3,464          1.21%
                                             --------       -------        --------        -------
        Total real estate loans               215,902        72.58%         204,719         71.34%
                                             --------       -------        --------        -------

Consumer loans
  Home equity loans                            62,249        20.93%          64,705         22.55%
  Automobile                                    9,046         3.04%           9,460          3.30%
  Other                                         3,607         1.21%           3,454          1.20%
                                             --------       -------        --------        -------
        Total consumer loans                   74,902        25.18%          77,619         27.05%
                                             --------       -------        --------        -------

Commercial loans                                6,666         2.24%           4,613          1.61%
                                             --------                      --------        -------

        Total loans                           297,470       100.00%         286,951        100.00%
                                                            =======                        =======

Less:
  Unadvanced loan funds (1)                    (2,162)                       (1,453)
  Deferred loan origination costs                 547                           711
  Allowance for loan losses                    (2,281)                       (2,166)
                                             --------                      --------

        Net loans                            $293,574                      $284,043
                                             ========                      ========

(1) Includes committed but unadvanced loan amounts.

One- to four-family residential real estate loans increased $9.3 million during the six months ended June 30, 1999, reflecting new originations offset by prepayments and amortization of the existing portfolio.

For the six months ended June 30, 1999, multi-family real estate, commercial real estate and commercial loans increased $1.3 million, $1.8 million and $2.1 million, respectively, primarily due to new originations.

Home equity loans decreased $2.5 million as a result of the amortization of the existing portfolio partially offset by originations.

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

When the Company classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Company classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off the loan in full.

At June 30, 1999, the Company had $2.7 million, or 0.6%, of assets designated as Substandard, consisting of 17 one- to four-family loans, three commercial real estate loans, four multi-family loans, nine home equity lines of credit , 16 consumer loans and three commercial business loans. At such date, the Company
had no loans classified as Doubtful or Loss.   Also, at June 30, 1999, the
Company had $1.1 million or 0.2% of assets designated as Special Mention, consisting of eight one- to four-family real estate loans, three commercial real estate loans, three multi-family real estate loan, two home equity lines of credit and three commercial business loans. At June 30, 1999, all of these classified assets represented 1.3% of total loans.

At June 30, 1999, the Company had two loans, each with balances of $500 thousand or more, which had been adversely classified or identified as a problem credit. The first, which is classified as substandard, was restructured in 1994 and is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts. Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties' vacancy rates. The borrower is current with respect to payments. The second loan, which was originally restructured in 1992 and, more recently in December 1997, is classified as impaired. This loan is secured by an office/retail building located in Wilbraham, Massachusetts. The borrower is current with respect to payments. As of June 30, 1999, the aggregate outstanding carrying balance of these loans was $1.4 million.

Non-performing Assets and Impaired Loans

The following table sets forth information regarding nonaccrual loans, real estate owned ("REO") and restructured loans. Interest on loans is recognized on a simple interest basis and is generally not accrued on loans which are identified as impaired or loans which are ninety days or more past due.
Interest income previously accrued on such loans is reversed against current period interest income. Interest income on all nonaccrual loans is recognized only to the extent of interest payments received. If interest payments on all nonaccrual loans for the six months ended June 30, 1999 and 1998 had been made in accordance with original loan agreements, interest income of $8 thousand and $9 thousand respectively, would have been recognized. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At June 30, 1999, the Company had a $1.2 million recorded investment in impaired loans which had specific allowances of $285 thousand. At December 31, 1998, there were $1.2 million of impaired loans with specific loan loss allowances of $283 thousand.

                                                     June 30,          December 31,
                                                       1999               1998
                                                  --------------      --------------
                                                         (Dollars in Thousands)
Nonaccruing loans:
  Real estate:
    One- to four- family                          $           25      $          167
    Commercial                                                46                 109
  Home equity loans and lines of credit                       45                  30
  Commercial                                                  48                   -
                                                  --------------      --------------
    Total                                                    164                 306
Real estate owned (REO), net (1)                             211                 241
                                                  --------------      --------------
  Total nonperforming assets                                 375                 547
Troubled debt restructurings                                 758                 773
                                                  --------------      --------------
Troubled debt restructurings and
  total nonperforming assets                      $        1,133      $        1,320
                                                  ==============      ==============
Total nonperforming loans and
  troubled debt restructurings as a
  percentage of total loans (2) (3)                         0.31%               0.38%
Total nonperforming assets and
  troubled debt restructurings as a
  percentage of total assets (3)                            0.26%               0.31%

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

Allowance for Loan Losses

The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in the Company's loan portfolio, consideration of the trends in the Company's loan portfolio, national and regional economies and the real estate market in the Company's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in the Company's loan portfolio which are deemed probable and estimable based on information currently known to management. The Company's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale.

Management calculates a loan loss allowance sufficiency analysis on a monthly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors.
The analysis is compared to actual losses, peer group comparisons and economic
conditions.   Management believes that, based on information available at June
30, 1999, the Company's allowance for loan losses was sufficient to cover losses inherent in the Company's loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts ("Commissioner"), as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                                         Six Months Ended
                                                                             June 30,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
                                                                       (Dollars in Thousands)
Allowance for loan losses, beginning of period                         $2,166         $1,952

Charged-off loans:
  Real estate                                                               7              -
  Consumer                                                                 23             31
                                                                      --------       --------
      Total charged-off loans                                              30             31

Recoveries on loans previously charged-off:
  Real estate                                                               9              -
  Consumer                                                                 16             11
                                                                      --------       --------
      Total recoveries                                                     25             11
                                                                      --------       --------
Net loans charged off                                                       5             20
Provision for loan losses                                                 120            120
                                                                      --------       --------
Allowance for loan losses, end of period                               $2,281         $2,052
                                                                      ========       ========
Net loans charged-off to average
  interest-earning loans                                                    -           0.01%
Allowance for loan losses to total loans (1)                             0.77%          0.73%
Allowance for loan losses to nonperforming
  loans and troubled debt restructurings (2)                           247.40%        223.29%
Net loans charged-off to allowance for loan losses                       0.44%          1.95%
Recoveries to charge-offs                                               83.33%         35.48%

(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2) Nonperforming loans and troubled debt restructurings consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

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

                                                    June 30, 1999                            December 31, 1998
                                       ----------------------------------------     --------------------------------------
                                                      Percent of       Percent                   Percent of       Percent
                                                       Allowance      of Loans                    Allowance      of Loans
                                                        in each        in each                     in each        in each
                                                       Category       Category                     Category      Category
                                                       to Total       to Total                     to Total      to Total
                                         Amount       Allowance        Loans          Amount      Allowance        Loans
                                       ----------    -----------     ----------     ----------   -----------    ----------
                                                                      (Dollars in Thousands)
Real estate loans                      $    1,545         67.73%         72.58%     $    1,543        71.24%        71.34%
Consumer loans                                638         27.97%         25.18%            525        24.24%        27.05%
Commercial loans                               98          4.30%          2.24%             98         4.52%         1.61%
                                       ----------    -----------     ----------     ----------   -----------    ----------

  Total allowance for loan losses      $    2,281        100.00%        100.00%     $    2,166       100.00%       100.00%
                                       ==========    ===========     ==========     ==========   ===========    ==========

Deposits

The following table sets forth the distribution of deposit accounts for the periods indicated.

                                            June 30, 1999                 December 31, 1998
                                       -----------------------         -----------------------
                                                      Percent                         Percent
                                                     of Total                        of Total
                                        Balance      Deposits           Balance      Deposits
                                       ---------    ----------         ---------    ----------
                                                          (Dollars In Thousands)
Demand deposits                         $ 11,479         4.14%         $ 10,382          3.77%
Savings accounts                          69,571        25.08%           66,774         24.28%
Money market accounts                     28,804        10.38%           27,176          9.88%
NOW accounts                              34,265        12.35%           32,305         11.75%
Certificates of deposit                  133,261        48.05%          138,404         50.32%
                                        --------       -------         --------        -------
  Total deposits                        $277,380       100.00%         $275,041        100.00%
                                        ========       =======         ========        =======

The Company's core deposits, consisting of demand, savings, money market and NOW accounts, increased $7.5 million, or 5.5%, reflecting the active promotion of these products as well as increased deposits due to full service banking offices opened during 1998 and 1999.

Certificates of deposit balances declined $5.1 million, or 3.7%, primarily due to the maturing of previously offered "specials" that the Company did not actively seek to retain.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and
1998

General

The Company reported net income of $1.0 million for the three months ended June 30, 1999 compared to net income of $1.1 million for the same period in 1998. This decrease was primarily due to lower gains on sales of securities and higher other expenses, partially offset by growth in net interest income.

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

                                                                             For the Three Months Ended June 30,
                                                         --------------------------------------------------------------------------
                                                                       1999                                     1998
                                                         ----------------------------------  --------------------------------------
                                                                                 Average                                   Average
                                                          Average                 Yield/      Average                       Yield/
                                                          Balance    Interest      Rate       Balance         Interest       Rate
                                                         --------    --------   ----------   --------         --------     --------
                                                                                 (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
       Mortgage-backed securities                        $  82,329    $ 1,310      6.36%     $  36,688         $   595       6.49%
       Equity securities                                    23,695        245      4.14%        20,736             174       3.36%
    FHLB stock                                               5,733         90      6.28%         2,939              43       5.85%
    Loans: (2)
       Residential real estate loans                       186,766      3,382      7.24%       169,708           3,334       7.86%
       Commercial real estate loans                         22,051        504      9.14%        21,210             494       9.32%
       Consumer loans                                       75,737      1,390      7.44%        77,644           1,442       7.53%
       Commercial loans                                      6,597        122      7.40%         5,533             103       7.45%
                                                         ---------    -------                ---------         -------
         Loans, net                                        291,151      5,398      7.44%       274,095           5,373       7.87%
    Other                                                    3,109         27      3.47%         3,587              39       4.35%
                                                         ---------    -------                ---------         -------
         Total interest-earning assets                     406,017      7,070      6.98%       338,045           6,224       7.39%
                                                                      -------                                  -------

Noninterest-earning assets                                  27,089                              19,640
                                                         ---------                           ---------

         Total assets                                    $ 433,106                           $ 357,685
                                                         =========                           =========

Interest-bearing liabilities:
    Deposits:
       Money market accounts                             $  28,487    $   217      3.09%     $  23,404         $   204       3.54%
       Savings accounts (3)                                 69,452        350      2.04%        66,959             384       2.33%
       NOW accounts                                         33,711         88      1.06%        31,177              75       0.98%
       Certificates of deposit                             134,343      1,688      5.10%       139,269           1,933       5.63%
                                                         ---------    -------                ---------         -------
         Total interest-bearing deposits                   265,993      2,343      3.57%       260,809           2,596       4.04%
    Borrowings                                              68,115        839      4.93%        52,447             722       5.51%
                                                         ---------    -------                ---------         -------

         Total interest-bearing liabilities                334,108      3,182      3.85%       313,256           3,318       4.28%
                                                                      -------    ------                        -------     ------

    Demand deposits                                          8,278                               7,477
    Other noninterest-bearing liabilities                    3,114                               1,783
                                                         ---------                           ---------

         Total liabilities                                 345,500                             322,516
    Total stockholders' equity                              87,606                              35,169
                                                         ---------                           ---------

         Total liabilities and stockholders' equity      $ 433,106                           $ 357,685
                                                         =========                           =========

    Net interest-earning assets                          $  71,909                           $  24,789
                                                         =========                           =========
    Net interest income/interest
       rate spread (4)                                                $ 3,888      3.13%                       $ 2,906       3.11%
                                                                      =======    ======                        =======     ======
    Net interest margin as a percentage
       of interest-earning assets (5)                                              3.83%                                     3.44%
                                                                                 ======                                    ======
    Ratio of interest earning assets
       to interest-bearing liabilities                                           121.52%                                   107.91%
                                                                                 ======                                    ======

(1) Includes related assets available-for-sale and unamortized discounts and premiums.

(2) Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(3)  Savings accounts include mortgagors' escrow deposits.

(4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Net interest income totaled $3.9 million for the three months ended June 30, 1999 compared to $2.9 million for the same period in 1998, representing an increase of $1.0 million, or 33.8%. This increase was primarily due to a $68.0 million increase in average interest-earning assets and a 41 basis points increase in the net interest margin. This significant increase in the net interest margin primarily reflects the use of conversion proceeds to fund a portion of the Company's asset growth.

Interest and dividend income increased $846 thousand, or 13.6%, to $7.1 million for the three months ended June 30, 1999. This increase was attributable to higher levels of interest-earning assets offset by lower yields on interest-earning assets. Interest-earning assets totaled $406.0 million for the quarter ended June 30, 1999 compared to $338.0 million for the same period last year, an increase of $68.0 million, or 20.1%. Average investments increased $48.6 million, or 84.6%, resulting from the use of conversion proceeds to fund the purchase of mortgage-backed securities and the securitization of $19.1 million of fixed rate one-to four-family residential mortgage loans in the third quarter of 1998. Average loans increased $17.1 million, or 6.2%, primarily due to new originations of residential real estate loans, offset by amortization and prepayments of the existing loan portfolio and the loan securitization. Yields on interest-earning assets declined 41 basis points due to a lower interest rate environment, the refinancing of existing loans, and an increase in lower yielding mortgage-backed securities.

Total interest expense decreased $136 thousand, or 4.1%, to $3.2 million for the three months ended June 30, 1999 resulting primarily from lower rates paid on interest-bearing liabilities, offset by an increase in balances on such liabilities. Rates paid on interest-bearing liabilities declined 43 basis points reflecting a lower interest rate environment and the maturing of previously offered, specially priced certificates of deposits. The average balance of interest-bearing liabilities was $334.1 million for the quarter ended June 30, 1999 as compared to $313.3 million for the same period last year, reflecting an increase of $20.9 million, or 6.7%. This was primarily due to an increase of $15.7 million in average borrowings resulting from management's decision to increase its utilization of borrowings to fund asset growth. The growth in average interest-bearing liabilities was also due to an increase of $5.2 million, or 2.0%, in average interest-bearing deposits reflecting growth in money market, savings and NOW account deposits as a result of the Company's active promotion of these products, partially offset by the maturity of specially priced certificates of deposits which the Bank did not seek to retain.

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

                                                                   Three Months Ended June 30,
                                                                      1999 compared to 1998
                                                          ---------------------------------------------
                                                               Increase (Decrease)
                                                                     Due to
                                                          ---------------------------------------------
                                                              Volume           Rate              Net
                                                          --------------  --------------   ------------
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Mortgage-backed securities                               $   726        $    (11)          $  715
     Equity securities                                             31              40               71
     FHLB stock                                                    44               3               47
     Loans:
         Residential real estate loans                            309            (261)              48
         Commercial real estate loans                              19              (9)              10
         Consumer loans                                           (35)            (17)             (52)
         Commercial loans                                          20              (1)              19
                                                              -------        --------           ------
               Total loans                                        313            (288)              25
     Other                                                         20             (32)             (12)
                                                              -------        --------           ------
               Total interest-earning assets                  $ 1,134        $   (288)          $  846
                                                              -------        --------           ------

Interest-bearing liabilities:
     Deposits:
         Money market accounts                                $    39        $    (26)          $   13
         Savings accounts (1)                                      13             (47)             (34)
         NOW accounts                                               7               6               13
         Certificates of deposit                                  (62)           (183)            (245)
                                                              -------        --------           ------
               Total deposits                                      (3)           (250)            (253)
     Borrowings                                                   144             (27)             117
                                                              -------        --------           ------
               Total interest-bearing liabilities                 141            (277)            (136)
                                                              -------        --------           ------
Increase (decrease) in net interest income                    $   993        $    (11)          $  982
                                                              =======        ========           ======

(1)  Includes interest on mortgagors' escrow deposits.

Provision for Loan Losses

The Company's provision for loan losses amounted to $60 thousand for each of the quarters ended June 30, 1999 and 1998. The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in the Company's loan portfolio, consideration of the trends in the Company's loan portfolio, national and regional economies and the real estate market in the Company's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in its loan portfolio which are deemed probable and estimable based on information currently known to management.

Other Income

Total other income decreased $474 thousand, or 34.5%, to $899 thousand for the quarter ended June 30, 1999 from $1.4 million in the comparable 1998 period as a result of lower gains on sales of securities, partially offset by growth in fee income. Fee income increased $71 thousand, or 17.4%, for the three months ended June 30, 1999, reflecting an increase in fees associated with the Company's larger deposit base as well as higher servicing income due to the securitization of $19.1 million of residential mortgages in the third quarter of 1998.

Other Expenses

Total other expense increased $621 thousand, or 24.9%, to $3.1 million for the quarter ended June 30, 1999 compared to $2.5 million for the same period in 1998. Salaries and benefits increased $376 thousand, or 32.3%, reflecting expenses related to the Bank's employee stock ownership plan ("ESOP") which was established in 1999, additional staff required to support the Company's expanded branch network and growth and standard wage increases. Occupancy and equipment expenses increased $88 thousand, or 25.7%, resulting from the opening of a new, full service banking office as well as the expansion and renovation of the Company's headquarters. Professional expenses increased $121 thousand, or 96.8%, due to increased expenses related to the additional requirements of being a public company and expenses associated with achieving year 2000 compliance.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

General

The Company reported a net loss of $640 thousand for the six months ended June 30, 1999 compared to net income of $1.7 million for the same period in 1998. The results for the first six months of 1999 were affected by the Company's contribution of $4.4 million to fund the Woronoco Savings Charitable Foundation in connection with the Bank's conversion to stock form and the related tax effect of $1.5 million. Excluding these items, the Company would have earned $2.3 million for the six months ended June 30, 1999 representing an increase of $560 thousand or 32.3% from the same period last year. This increase was primarily due to growth in net interest income, partially offset by lower other income and an increase in other expenses.

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

                                                                      For the Six Months Ended June 30,
                                                   -------------------------------------------------------------------------
                                                                  1999                                 1998
                                                   ---------------------------------    ------------------------------------
                                                                             Average                                Average
                                                     Average                  Yield/      Average                    Yield/
                                                     Balance      Interest    Rate        Balance      Interest      Rate
                                                   ------------  ----------  -------    -----------    ---------    --------
                                                                              (Dollars in Thousands)
Interest-earning assets:(1)
    Investments:
       Mortgage-backed securities                   $    84,543    $  2,798    6.62%      $  37,928     $  1,270       6.70%
       Equity securities                                 22,860         474    4.15%         18,338          340       3.71%
    FHLB stock                                            5,719         145    5.07%          2,772           83       5.99%
    Loans:(2)
       Residential real estate loans                    183,946       6,744    7.33%        166,508        6,505       7.81%
       Commercial real estate loans                      22,100         983    8.90%         19,985          995       9.96%
       Consumer loans                                    76,383       2,802    7.40%         77,293        2,835       7.40%
       Commercial loans                                   6,727         251    7.42%          5,669          214       7.51%
                                                   ------------  ----------             -----------    ---------
         Loans, net                                     289,156      10,780    7.47%        269,455       10,549       7.85%
    Other                                                15,851         347    4.35%          4,795          109       4.52%
                                                   ------------  ----------             -----------    ---------
         Total interest-earning assets                  418,129      14,544    6.97%        333,288       12,351       7.42%
                                                                 ----------                            ---------

Noninterest-earning assets                               27,538                              19,610
                                                   ------------                         -----------

       Total assets                                 $   445,667                           $ 352,898
                                                   ============                         ===========

Interest-bearing liabilities:
    Deposits:
       Money market accounts                        $    28,058     $    425   3.05%      $  23,204     $    395       3.43%
       Savings accounts (3)                              85,014          680   1.61%         66,110          754       2.30%
       NOW accounts                                      32,412          165   1.03%         29,905          141       0.95%
       Certificates of deposit                          136,175        3,459   5.12%        139,914        3,873       5.58%
                                                   ------------  -----------             ----------     --------
       Total interest-bearing deposits                  281,659        4,729   3.39%        259,133        5,163       4.02%
    Borrowings                                           86,213        2,186   5.04%         50,590        1,412       5.55%
                                                   ------------  -----------             ----------     --------

       Total interest-bearing liabilities               367,872        6,915   3.77%        309,723        6,575       4.27%
                                                                 ----------- -------                    --------    --------

    Demand deposits                                       9,058                               6,760
    Other noninterest-bearing liabilities                 3,068                               1,779
                                                   ------------                         -----------

       Total liabilities                                379,998                             318,262
    Total stockholders' equity                           65,669                              34,636
                                                   ------------                         -----------

       Total liabilities and stockholders equity    $   445,667                           $ 352,898
                                                   ============                         ===========

    Net interest-earning assets                     $    50,257                           $  23,565
                                                   ============                          ==========
    Net interest income/interest
       rate spread (4)                                             $   7,629   3.20%                    $  5,776       3.15%
                                                                ============ =======                    ========    ========
    Net interest margin as a percentage
       of interest-earning assets (5)                                          3.65%                                   3.47%
                                                                             =======                                ========
    Ratio of interest earning assets
       to interest-bearing liabilities                                       113.66%                                 107.61%
                                                                             =======                                ========

 (1) Includes related assets available-for-sale and unamortized discounts and premiums.

 (2) Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

 (3)   Savings accounts include mortgagors' escrow deposits.

 (4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

 (5) Net interest margin represents net interest income divided by average interest-earning assets.

Net interest income totaled $7.6 million for the six months ended June 30, 1999 compared to $5.8 million for the same period in 1998, representing an increase of $1.9 million, or 32.1%. This increase was primarily due to a $84.8 million increase in average interest-earning assets and an 18 basis points increase in the net interest margin. This increase in the net interest margin primarily reflects the use of conversion proceeds to fund a portion of the Company's asset growth.

Interest and dividend income increased $2.2 million, or 17.8%, to $14.5 million for the six months ended June 30, 1999. This increase was attributable to higher levels of interest-earning assets offset by lower yields on interest-earning assets. Interest-earning assets totaled $418.1 million for the six months ended June 30, 1999 compared to $333.3 million for the same period last year, an increase of $84.8 million, or 25.4%. Average investments increased $51.1 million, or 90.9%, as the Company utilized borrowings and conversion proceeds to purchase mortgage-backed securities. The growth in average investments also reflects the securitization of $19.1 million of fixed rate one-to four-family residential mortgage loans in the third quarter of 1998. Average loans increased $19.7 million, or 7.3%, primarily due to new originations of residential real estate loans, offset by amortization and prepayments of the existing loan portfolio and the loan securitization. Other interest-earning assets increased $11.1 million as a result of higher federal funds sold. This increase in federal funds sold reflects the receipt of subscriptions from potential investors as part of the Conversion. Yields on interest-earning assets declined 45 basis points due to a lower interest rate environment, the refinancing of existing loans and increases in lower yielding mortgage-backed securities and federal funds sold balances.

Total interest expense increased $340 thousand, or 5.2%, to $6.9 million for the six months ended June 30, 1999 resulting from an increase in interest-bearing liabilities offset by lower rates paid on such liabilities. Total interest-bearing liabilities were $367.9 million for the six months ended June 30, 1999 as compared to $309.7 million for the same period last year, reflecting an increase of $58.1 million, or 18.8%. This was primarily due to an increase of $35.6 million in average borrowings resulting from management's decision to increase its utilization of borrowings to fund a portion of the Company's asset growth. The growth in the average balance of total interest-bearing liabilities was also due an increase of $22.5 million, or 8.7%, in average interest-bearing deposits primarily reflecting the receipt of subscription proceeds from potential investors as part of the Conversion. Rates paid on interest-bearing liabilities declined 50 basis points reflecting a lower interest rate environment as well as the effect of the subscription receipts.

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

                                                                    Six Months Ended June 30,
                                                                      1999 compared to 1998
                                                        ----------------------------------------------
                                                             Increase (Decrease)
                                                                   Due to
                                                        ----------------------------------------------
                                                           Volume           Rate             Net
                                                        -------------   ------------   ---------------
Interest-earning assets:
     Mortgage-backed securities                              $  1,543        $   (15)         $  1,528
     Equity securities                                             94             40               134
     FHLB stock                                                    75            (13)               62
     Loans:
         Residential real estate loans                            639           (400)              239
         Commercial real estate loans                              94           (106)              (12)
         Consumer loans                                           (33)             0               (33)
         Commercial loans                                          39             (2)               37
                                                        -------------  -------------   ---------------
               Total loans                                        739           (508)              231
     Other                                                        244             (6)              238
                                                        --------------  ------------   ---------------
               Total interest-earning assets                 $  2,695        $  (502)         $  2,193
                                                        --------------  ------------   ---------------

Interest-bearing liabilities:
     Deposits:
         Money market accounts                                 $   74        $   (44)         $    30
         Savings account (1)                                      150           (224)             (74)
         NOW accounts                                              13             11               24
         Certificates of deposit                                  (95)          (319)            (414)
                                                        -------------   ------------   --------------
               Total deposits                                     142           (576)            (434)
     Borrowings                                                   825            (51)             774
                                                        -------------   ------------   --------------
               Total interest-bearing liabilities                 967           (627)             340
                                                        -------------   ------------   ---------------
Increase in net interest income                              $  1,728         $  125          $ 1,853
                                                        =============   =============  ===============

 (1)  Includes interest on mortgagors' escrow deposits.

Provision for Loan Losses

The Company's provision for loan losses totaled $120 thousand for each of the six months ended June 30, 1999 and 1998. The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in the Company's loan portfolio, consideration of the trends in the Company's loan portfolio, national and regional economies and the real estate market in the Company's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in its loan portfolio which are deemed probable and estimable based on information currently known to management.

Other Income

Total other income decreased $157 thousand, or 7.9%, to $1.8 million for the six months ended June 30, 1999 from $2.0 million in the 1998 period as a result of lower gains on sales of securities, partially offset by growth in fee income. Fee income increased $157 thousand, or 20.6%, for the six months ended June 30, 1999, reflecting an increase in fees associated with the Company's larger deposit base as well as higher servicing income due to the securitization of $19.1 million of residential mortgages in the third quarter of 1998.

Other Expenses

Other expenses totaled $10.4 million for the six months ended June 30, 1999 compared to $5.0 million for the 1998 period. Excluding the $4.4 million contribution to the Woronoco Savings Charitable Foundation, other expenses for the six months ended June 30, 1999 increased $943 thousand, or 18.8%, from the comparable 1998 period primarily due to ESOP expense, the opening of a new, full service banking office, additional staff required to support the Company's expanded branch network and growth, investor related expenses and year 2000 expenses.

Income Taxes

The Company recorded an income tax benefit of $427 thousand for the six months ended June 30, 1999 compared to income tax expense of $891 thousand for the same period last year. Excluding the tax effect of $1.5 million related to the Company's contribution to establish the Woronoco Savings Charitable Foundation, the Company's total provision for income taxes would have been $1.1 million for the first six months of 1999.


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

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans, other types of consumer loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the six months ended June 30, 1999, the Company's loan originations totaled $42.0 million. At June 30, 1999, the Company's investments in mortgage-backed and equity securities totaled $114.1 million. The Company experienced a net increase in total deposits of $2.3 million for the six months ended June 30, 1999. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At June 30, 1999, the Company had $75.0 million of outstanding FHLB borrowings. Although the Company's policies allow for the use of brokered deposits, the Company does not currently solicit brokered deposits.

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

Outstanding commitments for all loans totaled $7.8 million at June 30, 1999. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1999 totaled $114.9 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk weighted assets (as defined) and to average assets (as defined). As of June 30, 1999, the Bank meets all adequacy requirements to which it is subject.

As of June 30, 1999 and December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                          Minimum
                                                                                                         to be Well
                                                                                                      Capitalized Under
                                                                            Minimum for Capital       Prompt Corrective
                                                     Actual                  Adequacy Purposes        Action Provisions
                                           -------------------------   -------------------------   -----------------------
                                              Amount        Ratio        Amount         Ratio         Amount      Ratio
                                           --------------   --------   ----------    -----------   -----------  ----------
                                                                       (Dollars in Thousands)
As of June 30, 1999:
--------------------

Total Capital to Risk Weighted Assets       $  60,882      23.0%       $  21,206        8.0%         $ 26,507       10.0%
Tier 1 Capital to Risk Weighted Assets         58,601      22.1%          10,603        4.0%           15,904        6.0%
Tier 1 Capital to Average Assets               58,601      13.2%          13,324 -      3.0%  -        22,207        5.0%
                                                                          22,207        5.0%

As of December 31, 1998:
------------------------

Total Capital to Risk Weighted Assets       $  36,226      13.9%       $  20,898        8.0%         $  26,122      10.0%
Tier 1 Capital to Risk Weighted Assets         34,060      13.0%          10,449        4.0%            15,673       6.0%
Tier 1 Capital to Average Assets               34,060       9.3%          10,929 -      3.0% -          18,215       5.0%
                                                                          18,215        5.0%



Year 2000 Compliance

As the Year 2000 approaches, an important business issue has emerged regarding how existing computer application software programs and operating systems can accommodate this date value. Many existing application software products are designed to accommodate only two digits. If not corrected, many computer applications and systems could fail or create erroneous results at or after the Year 2000. While the Company maintains an internal computer system for approximately 20% of its operating functions, the substantial majority of the Company's data processing is outsourced to a third party vendor. The Company's Year 2000 Project Planning Committee has identified potential problems associated with the Year 2000 issue and has implemented a Year 2000 Action Plan (the "Y2K Plan") designated to ensure that all software and hardware used in connection with the Company's business will manage and manipulate data involved in the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Currently, 95% of the Company's internal software, and 99% of its hardware are Year 2000 compliant. The Company's critical issues schedule identifies timelines and responsibilities for completion of the remainder. The remaining items consist of the Company's e-mail, safe deposit billing, and voice mail systems. In keeping with our schedule, compliant versions of all remaining critical issues have now been arranged. Installation Dates are currently being scheduled for the summer of 1999.

Accordingly, the Company recognizes that its ability to be Year 2000 compliant is dependent upon the cooperation of its vendors and, in particular, this third party data processor. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant, and has planned a program of testing for compliance. The Company utilizes these representations from its computer system and software vendors for the purpose of determining the vendors' Year 2000 readiness. Upon receiving such representations, the Company determines the need for replacement of or remediations to each particular vendor's system. The Company recognizes that its ability to pursue vendors for possible misrepresentation is limited in comparison to the disruption that may occur in the Company's business and operations if a particular vendor is not Year 2000 compliant. Accordingly, rather than solely relying on representations from its vendors, the Company also independently tests all available critical vendor applications. The Company has completed testing of its critical vendors' computer applications and any known Year 2000 issues have been corrected. The Company has received representations from its primary third party data processing vendor that its internally developed programs are fully compliant. Of the data processor's internal programs, its critical banking related programs are also 100% compliant. Testing of the data center's core applications by its user banks is now completed. For other appropriate applications involving multiple banks using similar services, "proxy" testing is performed with the results shared with all similarly situated banks. Proxy statements for tested applications were issued in July of 1999. The data processor's Year 2000 User Committee, on which Woronoco Savings Bank is represented, meets quarterly to address important Year 2000 issues.

The Company identified and contacted commercial borrowers that may be vulnerable to the Year 2000 date change. Additionally, the Company determined that Year 2000 readiness issues have little or no impact on the Company's one- to four-family lending relationships. The Company views Year 2000 compliance as an integral part of the commercial loan credit analysis and underwriting process.

As warranted by the type and nature of a particular loan request, the Company reviews and assesses the impact of Year 2000 on an applicant's business and any factors that may limit the applicant's ability to repay the debt. Additionally, an assessment is made on the potential effect that vendors, suppliers and customers, who fail to remediate Year 2000 risks, might have on the applicant's business. Based upon this review, a determination is made as to whether it is necessary to require the applicant to develop a formal program to address Year 2000 issues and to report the progress of such a program to the Company. In situations that warrant formal programs and monitoring, this requirement becomes a condition for granting the loan. The Company completed its efforts to contact and survey all of its existing commercial borrowers with lending relationships having aggregate exposure exceeding $500,000. The majority of these relationships are comprised of multi-family and commercial real estate loans. All 32 borrowers in this category responded to a comprehensive questionnaire either in writing or via telephone. Based upon the responses and analysis of the type of business operations that each borrower conducts, the Company concluded that the effect of Year 2000 issues on these credits does not pose a material risk to the Company.

The Company's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors, including those that provide non-information and technology systems. With respect to those significant suppliers and other vendors, information has been gathered to assess their Year 2000 compliance. Over 80% of the those critical suppliers and vendors contacted have met our expectations concerning their Year 2000 compliance progress. Those vendors that are not Year 2000 compliant and who are unlikely to achieve Year 2000 compliance are being replaced according to established timeframes as identified in the Company's contingency plans. If any of the Company's significant suppliers or other vendors do not achieve Year 2000 compliance in a timely manner, the Company's business or operations could be adversely affected. The Company also has prepared a Year 2000 Contingency Plan for use in the unlikely event of a Year 2000 related failure affecting any of its core business processes. Various department managers have completed development of appropriate contingency plans for the Company's core business processes. This project is part of a general upgrade to the Company's existing Business Resumption Policy. A test plan to validate the Company's Business Resumption Policy and related Year 2000 contingency plans is in place and testing of the plan is underway. The upgrade to the Business Resumption Plan and the Year 2000 Contingency Plan were both completed prior to June 30, 1999. Both plans were reviewed by the Executive Officers and Board of Directors. The Company's most likely worst case scenario relates to a possible excess amount of withdrawal requests created by depositor concerns over possible Year 2000 failures. Accordingly, the Company has implemented a customer awareness program designed to keep customers well informed of the facts relating to Year 2000 and what the Company is doing to achieve Year 2000 compliance. In this regard, the Company provided brochures to customers to make them aware of the Year 2000 issue. Our goal is to continually reassure customers concerning the safety of their deposits with Woronoco Savings Bank. Additionally, as part of its Year 2000 contingency planning efforts, the Company has developed a Cash and Liquidity Contingency Plan. This plan is designed to enable the Company to forecast and prepare for any unusual customer cash demands associated with the Year 2000 date change.

The Company budgeted $235,000 for achieving Year 2000 compliance. As of June 30, 1999, approximately $190,000 relating to Year 2000 compliance has been identified for payment, with $143,676 paid to date. Approximately 16% of the $235,000 Year 2000 budget is being used for remediation. To insure the reliability of the Company's Year 2000 risk and cost estimates, the Company follows the work program guidelines as provided by the Federal Financial Institutions Examination Council. These are the same guidelines used by federal examiners to determine the effectiveness of the Year 2000 efforts by the banks they examine. The Company's Compliance Officer regularly monitors the Company's Year 2000 progress and the Company's internal auditor has performed regular audits of the Y2K Plan. In addition, the FDIC conducts regular Y2K examinations of the Company. Material costs, if any, that may arise from the failure to achieve Year 2000 compliance by either the Company's third party data processing vendor or its significant suppliers and other vendors is not currently determinable. To the extent that the Company's systems are not yet fully Year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a materially adverse effect on the Company's business, financial condition, results of operations, cash flows or business prospects. If the Company's progress towards becoming Year 2000 compliant is deemed inadequate, regulatory action may be undertaken.

This description of the Company's Year 2000 Action Plan is a "Year 2000 Readiness Disclosure" as defined by the Year 2000 Information and Readiness Disclosure Act and is subject to the Act's civil liability protections. This "Year 2000 Readiness Disclosure" is solely intended to inform and does not constitute an explicit or implicit representation or warranty of any kind.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There have been no material changes in information regarding quantitative and qualitative disclosure about market risk from the information presented as of December 31, 1998 in the Company's Form 10-K.

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------
None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
None.

Item 5.  Other Information.
         -----------------
None.

Item 6.  Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
         -------------------------------------------------------------

         (a)   Exhibits

               2.1   Amended Plan of Conversion of Woronoco Savings Bank (1)
               3.1   Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
               3.2   Amended Bylaws of Woronoco Bancorp, Inc.
               4.0   Stock Certificate of Woronoco Bancorp, Inc. (1)
               27.0  Financial Data Schedule

                         -----------------------------


               (1) Incorporated by reference from the Exhibits filed with the
                   Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.


         (b)   Reports on Form 8-K
                     None.

                                  SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               WORONOCO BANCORP, INC.

Dated: August 13, 1999     By: /s/ Cornelius D. Mahoney
                               ---------------------------------------
                                   Cornelius D. Mahoney
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (principal executive officer)

Dated: August 13, 1999     By: /s/ Debra L. Murphy
                               ---------------------------------------
                                   Debra L. Murphy
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (principal financial and accounting officer)