Form 10-Q
period 1999-09-30
WORONOCO BANCORP INC
filed 1999-11-12
CIK 1072886

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

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

Yes [X]    No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 5,998,860 shares of common stock, par value $0.01 per share, outstanding as of November 9, 1999.

                            WORONOCO BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

      Consolidated Balance Sheets at
      September 30, 1999 and December 31, 1998....................       1

      Consolidated Statements of Operations for the Three
      And Nine Months Ended September 30, 1999 and 1998...........       2

      Consolidated Statements of Changes in Stockholders' Equity
      for the Nine Months Ended September 30, 1999 and 1998.......       3

      Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1999 and 1998...............       4

      Notes to Unaudited Consolidated Financial Statements........       5


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................       6

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk.........................................      29

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.........................................      30
Item 2. Changes in Securities and Use of Proceeds.................      30
Item 3. Defaults Upon Senior Securities...........................      30
Item 4. Submission of Matters to a Vote of Security Holders.......      30
Item 5. Other Information.........................................      31
Item 6. Exhibits and Reports on Form 8-K..........................      31

SIGNATURES........................................................      32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                                 Unaudited
                                                                               September 30,         December 31,
Assets                                                                           1999                     1998
                                                                           ------------------    -------------------
Cash and due from banks                                                              $11,578                $10,371
Interest-bearing balances                                                              1,018                  1,607
                                                                           ------------------    -------------------
         Total cash and cash equivalents                                              12,596                 11,978

Securities available for sale, at fair value                                         158,206                111,409
Federal Home Loan Bank stock, at cost                                                  6,597                  5,648
Loans, net of allowance for loan losses ($2,330 at September 30, 1999
   and $2,166 at December 31, 1998)                                                  297,704                284,043
Other real estate owned, net                                                             212                    241
Banking premises and equipment, net                                                    8,960                  8,290
Accrued interest receivable                                                            2,278                  1,748
Net deferred tax asset                                                                 3,789                     55
Cash surrender value of life insurance                                                 2,035                  1,917
Other assets                                                                             877                  1,497
                                                                           ------------------    -------------------
         Total assets                                                               $493,254               $426,826
                                                                           ==================    ===================

Liabilities and Stockholders' Equity

Deposits                                                                            $271,804               $275,041
Federal Home Loan Bank advances                                                      130,427                111,163
Repurchase agreements                                                                    110                    100
Mortgagors' escrow accounts                                                            1,426                    645
Accrued expenses and other liabilities                                                 3,753                  4,104
                                                                           ------------------    -------------------
         Total liabilities                                                           407,520                391,053
                                                                           ------------------    -------------------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                        -                      -
    Common stock ($.01 par value; 16,000,000 shares
      authorized; shares issued and outstanding:
      5,998,860 at September 30, 1999)                                                    60                      -
    Additional paid-in capital                                                        57,870                      -
    Unearned compensation - ESOP                                                      (4,342)                     -
    Retained earnings                                                                 34,199                 34,060
    Accumulated other comprehensive (loss) income - net
      unrealized (loss) gain on securities available for sale,
      net of tax effects                                                              (2,053)                 1,713
                                                                           ------------------    -------------------
         Total stockholders' equity                                                   85,734                 35,773
                                                                           ------------------    -------------------
         Total liabilities and stockholders' equity                                 $493,254               $426,826
                                                                           ==================    ===================

       See accompanying Notes to the Unaudited Consolidated Financial Statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands Except Per Share Amounts)


                                                           Unaudited                                Unaudited
                                                       Three Months Ended                       Nine Months Ended
                                               September 30,       September 30,        September 30,        September 30,
                                                   1999                 1998                 1999                 1998
                                            ------------------    -----------------   ------------------     ----------------
Interest and dividend income:
    Interest and fees on loans                         $5,513               $5,312              $16,293              $15,861
    Interest and dividends on investment
       securities:
      Interest                                          1,609                  684                4,407                1,954
      Dividends                                           519                  232                1,138                  655
    Interest on federal funds sold                          3                    1                  326                   53
    Other interest income                                  13                   16                   37                   73
                                            ------------------    -----------------   ------------------     ----------------
          Total interest and dividend income            7,657                6,245               22,201               18,596
                                            ------------------    -----------------   ------------------     ----------------

Interest expense:
    Interest on deposits                                2,259                2,626                6,988                7,789
    Interest on borrowings                              1,292                  782                3,478                2,194
                                            ------------------    -----------------   ------------------     ----------------
          Total interest expense                        3,551                3,408               10,466                9,983
                                            ------------------    -----------------   ------------------     ----------------

Net interest income                                     4,106                2,837               11,735                8,613
Provision for loan losses                                  60                   60                  180                  180
                                            ------------------    -----------------   ------------------     ----------------

Net interest income, after provision
    for loan losses                                     4,046                2,777               11,555                8,433
                                            ------------------    -----------------   ------------------     ----------------

Other income:
    Fee income                                            451                  400                1,371                1,163
    Gain on sales and disposition of
       securities, net                                    384                   64                1,187                1,182
    Gain on sales of loans, net                             -                  290                    -                  290
    Other income                                          103                   81                  198                  175
                                            ------------------    -----------------   ------------------     ----------------
          Total other income                              938                  835                2,756                2,810
                                            ------------------    -----------------   ------------------     ----------------
Other expenses:
    Salaries and employee benefits                      1,643                1,306                4,581                3,750
    Occupancy and equipment                               452                  363                1,332                1,064
    Marketing                                             215                   75                  624                  464
    Professional services                                 248                  131                  639                  361
    Data processing                                       196                  173                  562                  487
    Deposit insurance                                       8                    8                   33                   32
    Contributions                                           1                    7                4,447                  114
    Other general and administrative                      561                  401                1,500                1,199
                                            ------------------    -----------------   ------------------     ----------------
          Total other expenses                          3,324                2,464               13,718                7,471
                                            ------------------    -----------------   ------------------     ----------------

Income before income taxes                              1,660                1,148                  593                3,772

Income tax expense                                        646                  420                  219                1,311
                                            ------------------    -----------------   ------------------     ----------------

          Net income                                   $1,014                 $728                 $374               $2,461
                                            ==================    =================   ==================     ================

Earnings per share:
     Basic                                              $0.18                   NA                   NA                   NA
     Diluted                                            $0.18                   NA                   NA                   NA

Weighted average shares outstanding:
     Basic                                          5,529,059                   NA                   NA                   NA
     Diluted                                        5,529,059                   NA                   NA                   NA


    See accompanying Notes to the Unaudited Consolidated Financial Statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   UNAUDITED
                                (In Thousands)

                                                                                                           Accumulated
                                                           Additional                                         Other
                                              Common        Paid-in        Unearned        Retained       Comprehensive
                                              Stock         Capital       Compensation     Earnings       Income (Loss)     Total
                                           -------------  -------------  -------------   -------------   --------------  -----------
Balance at December 31, 1998                        $ -            $ -            $ -        $ 34,060          $ 1,713     $ 35,773
                                                                                                                         -----------
Comprehensive income (loss):
Net income                                            -              -              -             374                -          374
Change in net unrealized gain (loss) on
   securities available for sale, net of
    tax effects                                       -              -              -               -           (3,766)      (3,766)
                                                                                                                         -----------
           Total comprehensive loss                                                                                          (3,392)
                                                                                                                         -----------

Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                                60         57,870         (4,609)              -                -       53,321

Cash dividends declared                               -              -              -            (235)               -         (235)

Decrease in unearned compensation                     -              -            267               -                -          267
                                           -------------  -------------  -------------   -------------   --------------  -----------

Balance at September 30, 1999                      $ 60       $ 57,870       $ (4,342)       $ 34,199         $ (2,053)    $ 85,734
                                           =============  =============  =============   =============   ==============  ===========

Balance at December 31, 1997                        $ -            $ -            $ -        $ 30,950          $ 2,382     $ 33,332

Comprehensive income:
Net income                                            -              -              -           2,461                -        2,461
Change in net unrealized gain on securities
   available for sale, net of tax effects             -              -              -               -           (1,505)      (1,505)
                                                                                                                         -----------
           Total comprehensive income                                                                                           956
                                           -------------  -------------  -------------   -------------   --------------  -----------

Balance at September 30, 1998                       $ -            $ -            $ -         $33,411             $877      $34,288
                                           =============  =============  =============   =============   ==============  ===========

See accompanying Notes to the Unaudited Consolidated Financial Statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                   Unaudited
                                                                              Nine Months Ended
                                                                     September 30,         September 30,
                                                                         1999                  1998
                                                                    ---------------     ------------------
Cash flows from operating activities:
    Net income                                                                $374                 $2,461
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                            180                    180
          Provision for losses on other real estate owned                        -                     10
          Charitable contribution in the form of equity securities           4,444                    102
          Net amortization (accretion) of investments                           30                    (10)
          Depreciation and amortization                                        561                    487
          Employee stock ownership plan expense                                267                      -
          Deferred taxes                                                    (1,511)                     -
          Gain on sales and disposition of securities, net                  (1,187)                (1,182)
          Gain on sales of loans, net                                            -                   (290)
          Gain on sale of other real estate owned                                -                     (5)
          Changes in operating assets and liabilities:
               Accrued interest receivable                                    (530)                  (158)
               Accrued expenses and other liabilities                         (351)                   367
               Other, net                                                      237                    709
                                                                    ---------------     ------------------
                          Net cash provided by operating activities          2,514                  2,671
                                                                    ---------------     ------------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                     8,312                  7,156
    Purchase of securities available for sale                              (71,213)               (13,696)
    Proceeds from maturities of securities available for sale                  684                    587
    Principal payments on mortgage-backed investments                       10,618                  7,383
    Purchase of Federal Home Loan Bank stock                                  (949)                  (551)
    Loans originated, net of loan payments received                        (13,899)               (26,110)
    Purchases of banking premises and equipment                             (1,231)                (1,970)
    Proceeds from sales of foreclosed real estate                               87                     53
    Loan to fund employee stock ownership plan                              (4,609)                     -
                                                                    ---------------     ------------------
                          Net cash used in investing activities            (72,200)               (27,148)
                                                                    ---------------     ------------------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                     (3,237)                10,872
    Net increase in borrowings                                              19,274                 14,092
    Net increase in escrow                                                     781                    521
    Net proceeds from initial public offering                               53,486                      -
                                                                    ---------------     ------------------
                          Net cash provided by financing activities         70,304                 25,485
                                                                    ---------------     ------------------

Net increase in cash & cash equivalents                                        618                  1,008

Cash & cash equivalents at beginning of period                              11,978                 11,686
                                                                    ---------------     ------------------
Cash & cash equivalents at end of period                                   $12,596                $12,694
                                                                    ===============     ==================

Suplemental cash flow information:
    Interest paid on deposits                                               $6,987                 $7,788
    Interest paid on borrowings                                              3,399                  2,129
    Income taxes paid                                                        1,574                  1,055
    Transfers from loans to other real estate owned                             58                     22
    Securitization of loans to mortgage-backed securities                        -                 19,068

See accompanying Notes to the Unaudited Consolidated Financial Statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 1999
                (Dollars in thousands except per share amounts)


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

The results for the three and nine month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

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

3.  Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive shares, such as stock options or restricted stock, had been issued. At September 30, 1999, the Company had no outstanding dilutive securities. Earnings per share data is not presented in these financial statements for the nine months ended September 30, 1999 and the three and nine months ended September 30, 1998 since shares of common stock were not issued until March 19, 1999.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands except per share amounts).

                                                              Unaudited                                     Unaudited
                                                         Three Months Ended                             Nine Months Ended
                                                September 30,           September 30,         September 30,           September 30,
                                                    1999                    1998                  1999                     1998
                                              -------------------    --------------------  --------------------     ----------------
Net income                                                $1,014                NA                    NA                      NA

Weighted average shares outstanding:
     Weighted average shares outstanding               5,998,860                NA                    NA                      NA
     Less: unearned ESOP shares                         (469,801)               NA                    NA                      NA
                                              -------------------
         Basic                                         5,529,059                NA                    NA                      NA

         Diluted                                       5,529,059                NA                    NA                      NA

Net income per share:
     Basic                                                 $0.18                NA                    NA                      NA
     Diluted                                               $0.18                NA                    NA                      NA


4.  Dividends
On September 15, 1999, the Company declared a cash dividend of $0.0425 per share payable on October 12, 1999 to shareholders of record as of the close of business on September 27, 1999.

5.  Loan commitments
Outstanding commitments for all loans totaled $6.6 million at September 30, 1999 compared to $10.0 million at December 31, 1998.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 1999 and 1998, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Examples of these assumptions may be found in the discussion of Management Strategy, Classified Assets, Non-performing Assets and Impaired Loans, Allowance for Loan Losses, Liquidity and Capital Resources, Regulatory Capital and Year 2000 Compliance. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the SEC.

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

The Company does not transact any material business other than through the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income such as gains on sales of securities and loans, service charges and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing expenses, data processing, professional services and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

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

Management intends to continue these operating strategies in an effort to enhance the Company's long-term profitability while maintaining a reasonable level of interest rate risk. Management also intends to enhance the Company's current operating strategy by expanding the products and services that it offers, as necessary, to improve its market share in its primary market area.
In this regard, the Company has begun to offer new consumer and commercial deposit products and customer improvement services, and it intends to expand its trust services and invest in technological enhancements. In addition, and consistent with its plan to increase its loan portfolio, the Company has hired two loan originators and an additional credit analyst, and it intends to hire an additional commercial loan officer. Finally, management will continue to evaluate various alternatives to increase the Company's market share and expand its core businesses.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

Total assets increased by $66.4 million, or 15.6%, to $493.3 million at September 30, 1999, from $426.8 million at December 31, 1998 due primarily to growth in securities available for sale and net loans and to a lesser extent to net deferred tax assets. Securities available for sale increased $46.8 million, or 42.0%, to $158.2 million at September 30, 1999 from $111.4 million at December 31, 1998 reflecting the purchase of $49.7 million of mortgage-backed securities. Net loans increased $13.7 million, or 4.8%, to $297.7 million at September 30, 1999 from $284.0 million at December 31, 1998 primarily as a result of net new originations of one- to four-family residential real estate loans. Total stockholders' equity increased $50.0 million to $85.7 million at September 30, 1999 from $35.8 million at December 31, 1998 reflecting the $53.5 million of proceeds retained in the Conversion. These proceeds and additional Federal Home Loan Bank borrowings were used to fund the Company's growth in assets.

Investments
At September 30, 1999, the Company's securities portfolio totaled $158.2 million, or 32.1% of assets, all of which was categorized as available-for-sale.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company's investment securities.

                                                  September 30, 1999                              December 31, 1998
                                         ----------------------------------------   -------------------------------------------
                                              Amortized                 Fair                 Amortized                 Fair
                                                 Cost                  Value                    Cost                   Value
                                         -----------------  ---------------------   ---------------------   -------------------
                                                                       (Dollars In Thousands)
Equity securities:
    Preferred stock                               $ 3,831                $ 3,637                 $ 3,754                $ 3,815
    Trust preferred                                 9,901                  9,276                       -                      -
    Common stock                                   19,071                 19,372                  15,438                 17,436
    Mutual funds                                    1,603                  1,464                   1,524                  1,394
                                         -----------------  ---------------------   ---------------------   --------------------
       Total equity securities                     34,406                 33,749                  20,716                 22,645
                                         -----------------  ---------------------   ---------------------   --------------------

Mortgage-backed and mortgage-related
 securities:
    Freddie Mac                                    23,860                 23,629                   5,459                  5,546
    Fannie Mae                                     55,694                 55,232                  31,955                 32,435
    Ginnie Mae                                     40,642                 38,450                  42,726                 42,670
    REMIC                                           6,862                  7,146                   7,833                  8,113
                                         -----------------  ---------------------   ---------------------   --------------------
       Total mortgage-backed securities           127,058                124,457                  87,973                 88,764
                                         -----------------  ---------------------   ---------------------   --------------------
          Total securities (1)                  $ 161,464              $ 158,206               $ 108,689              $ 111,409
                                         =================  =====================   =====================   ====================

(1) Does not include $6.6 million and $5.6 million of FHLB-Boston stock held at September 30, 1999 and December 31, 1998, respectively.

Lending Activities

At September 30, 1999, the Company's gross loan portfolio was $301.6 million, or 61.2%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

                                                       September 30, 1999                    December 31, 1998
                                               -----------------------------------   ----------------------------------
                                                                      Percent                              Percent
                                                   Amount            of Total            Amount           of Total
                                               ----------------   ----------------   ----------------  ----------------
                                                                         (Dollars In Thousands)
Real estate loans
    One- to four-family                               $168,646             55.92%           $157,698            54.95%
    Multi-family                                        24,215              8.03%             22,962             8.00%
    Commercial                                          23,506              7.79%             20,595             7.18%
    Construction and development                         2,247              0.74%              3,464             1.21%
                                               ----------------   ----------------   ----------------  ----------------
          Total real estate loans                      218,614             72.48%            204,719            71.34%
                                               ----------------   ----------------   ----------------  ----------------

Consumer loans
    Home equity loans                                   64,156             21.27%             64,705            22.55%
    Automobile                                           9,408              3.12%              9,460             3.30%
    Other                                                3,543              1.17%              3,454             1.20%
                                               ----------------   ----------------   ----------------  ----------------
          Total consumer loans                          77,107             25.56%             77,619            27.05%
                                               ----------------   ----------------   ----------------  ----------------

Commercial loans                                         5,920              1.96%              4,613             1.61%
                                               ----------------                      ----------------  ----------------
          Total loans                                  301,641            100.00%            286,951           100.00%
                                                                  ================                     ================

Less:
    Unadvanced loan funds (1)                           (2,141)                               (1,453)
    Deferred loan origination costs                        534                                   711
    Allowance for loan losses                           (2,330)                               (2,166)
                                               ----------------                      ----------------

          Net loans                                  $ 297,704                             $ 284,043
                                               ================                      ================

(1) Includes committed but unadvanced loan amounts.

One- to four-family residential real estate loans increased $10.9 million during the nine months ended September 30, 1999, reflecting new originations offset by prepayments and amortization of the existing portfolio.

For the nine months ended September 30, 1999, multi-family real estate, commercial real estate and commercial loans increased $1.3 million, $2.9 million and $1.3 million, respectively, primarily due to new originations.

Classified Assets

Federal and state regulations and the Company's internal policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss". An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that there continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

When the Company classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for loan losses in an amount deemed prudent by management. When the Company classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off the loan in full.

At September 30, 1999, the Company had $2.5 million, or 0.5%, of assets designated as Substandard, consisting of twelve one- to four-family loans, two commercial real estate loans, four multi-family loans, eleven home equity lines of credit, eight consumer loans and four commercial business loans. At such date, the Company had no loans classified as Doubtful or Loss. Also, at September 30, 1999, the Company had $1.3 million or 0.3% of assets designated as Special Mention, consisting of eleven one- to four-family real estate loans, three commercial real estate loans, three multi-family real estate loan, two home equity lines of credit and three commercial business loans. At September 30, 1999, all of these classified assets represented 1.3% of total loans.

At September 30, 1999, the Company had two loans, each with balances of $500 thousand or more, which had been adversely classified or identified as a problem credit. The first, which is classified as substandard, was restructured in 1994 and is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts. Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties' vacancy rates. The borrower is current with respect to payments. The second loan, which was originally restructured in 1992 and, more recently in December 1997, is classified as impaired. This loan is secured by an office/retail building located in Wilbraham, Massachusetts. The borrower is current with respect to payments. As of September 30, 1999, the aggregate outstanding carrying balance of these loans was $1.4 million.


Non-performing Assets and Impaired Loans

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans. Interest on loans is recognized on a simple interest basis and is generally not accrued on loans which are identified as impaired or loans which are ninety days or more past due. Interest income previously accrued on such loans is reversed against current period interest income. Interest income on all nonaccrual loans is recognized only to the extent of interest payments received. If interest payments on all nonaccrual loans for the nine months ended September 30, 1999 and 1998 had been made in accordance with original loan agreements, interest income of $6 thousand and $14 thousand respectively, would have been recognized.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At September 30, 1999, the Company had a $1.2 million recorded investment in impaired loans which had specific allowances of $285 thousand. At December 31, 1998, there were $1.2 million of impaired loans with specific loan loss allowances of $283 thousand.

                                                  September 30,     December 31,
                                                     1999               1998
                                                 ---------------   ----------------
                                                      (Dollars in Thousands)

Nonaccruing loans:
    Real estate:
       One- to four- family                                $ 49              $ 167
       Commercial                                             -                109
    Home equity loans and lines of credit                   139                 30
    Commercial                                                -                  -
                                                 ---------------   ----------------
       Total                                                188                306
Real estate owned, net (1)                                  212                241
                                                 ---------------   ----------------
    Total non-performing assets                             400                547
Troubled debt restructurings                                750                773
                                                 ---------------   ----------------
Troubled debt restructurings and
    total non-performing assets                         $ 1,150            $ 1,320
                                                 ===============   ================
Total non-performing loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)                     0.31%              0.38%
Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets (3)                        0.23%              0.31%

(1) Real estate owned balances are shown net of related allowances.
(2) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(3) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

Management calculates a loan loss allowance sufficiency analysis on a monthly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. Management believes that, based on information available at September 30, 1999, the Company's allowance for loan losses was sufficient to cover losses inherent in the Company's loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts ("Commissioner"), as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                                Nine Months Ended
                                                                  September 30,
                                                         -------------------------------
                                                           1999                1998
                                                         -----------        ------------
                                                            (Dollars in Thousands)

Allowance for loan losses, beginning of period               $2,166              $1,952

Charged-off loans:
    Real estate                                                   7                   -
    Consumer                                                     43                  71
                                                         -----------        ------------
       Total charged-off loans                                   50                  71

Recoveries on loans previously charged-off:
    Real estate                                                   9                   3
    Consumer                                                     25                  26
                                                         -----------        ------------
       Total recoveries                                          34                  29
                                                         -----------        ------------
Net loans charged off                                            16                  42
Provision for loan losses                                       180                 180
                                                         -----------        ------------
Allowance for loan losses, end of period                     $2,330              $2,090
                                                         ===========        ============
Net loans charged-off to average
    interest-earning loans                                    0.01%               0.02%
Allowance for loan losses to total loans (1)                  0.78%               0.77%
Allowance for loan losses to non-performing
    loans and troubled debt restructurings (2)              248.40%             192.45%
Net loans charged-off to allowance for loan losses            0.92%               2.68%
Recoveries to charge-offs                                    68.00%              40.85%


(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2) Non-performing loans and troubled debt restructurings consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

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

                                                       September 30, 1999                     December 31, 1998
                                             ----------------------------------    -----------------------------------
                                                         Percent of   Percent                   Percent of   Percent
                                                          Allowance  of Loans                   Allowance   of Loans
                                                          in each     in each                   in each      in each
                                                         Category    Category                  Category     Category
                                                         to Total    to Total                  to Total     to Total
                                              Amount      Allowance    Loans        Amount      Allowance     Loans
                                             ----------  ----------------------    ----------  -----------------------
                                                                          (Dollars in Thousands)
Real estate loans                               $1,545      66.31%      72.48%        $1,543      71.24%       71.34%
Consumer loans                                     687      29.48%      25.56%           525      24.24%       27.05%
Commercial loans                                    98       4.21%       1.96%            98       4.52%        1.61%
                                             ----------  ----------  ----------    ----------  ----------   ----------

   Total allowance for loan losses              $2,330     100.00%     100.00%        $2,166     100.00%      100.00%
                                             ==========  ==========  ==========    ==========  ==========   ==========

Deposits
The following table sets forth the distribution of deposit accounts for the periods indicated.

                                                       September 30, 1999               December 31, 1998
                                                  -----------------------------    -----------------------------
                                                                    Percent                          Percent
                                                                    of Total                         of Total
                                                     Balance        Deposits          Balance        Deposits
                                                  --------------  -------------    --------------  -------------
                                                                        (Dollars In Thousands)
Demand deposits                                         $11,959          4.40%           $10,382          3.77%
Savings accounts                                         67,444         24.81%            66,774         24.28%
Money market accounts                                    31,417         11.56%            27,176          9.88%
NOW accounts                                             34,453         12.68%            32,305         11.75%
Certificates of deposit                                 126,531         46.55%           138,404         50.32%
                                                  --------------  -------------    --------------  -------------
    Total deposits                                    $ 271,804        100.00%         $ 275,041        100.00%
                                                  ==============  =============    ==============  =============

The Company's core deposits, consisting of demand, savings, money market and NOW accounts, increased $8.6 million, or 6.3%, reflecting the active promotion of these products as well as increased deposits due to the opening of full service banking offices.

Certificates of deposit balances declined $11.9 million, or 8.6%, primarily due to the maturing of previously offered "specials" that the Company did not actively seek to retain.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

General
The Company reported net income of $1.0 million for the three months ended September 30, 1999 compared to net income of $728 thousand for the same period in 1998. This increase of $286 thousand, or 39.3%, was primarily due to higher interest and dividend income on investment securities, offset by higher other expenses, mainly salaries and employee benefits.

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

                                                                 For the Three Months Ended September 30,
                                                -----------------------------------------------------------------------------
                                                                       1999                              1998
                                                ----------------------------------------     --------------------------------
                                                                               Average                                Average
                                                 Average                       Yield/          Average                Yield/
                                                 Balance        Interest        Rate           Balance     Interest    Rate
                                                ---------     ------------    --------       ----------   ----------  ------
                                                         (Dollars in Thousands)                   (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
       Mortgage-backed securities                 $ 96,407       $ 1,609          6.68%         $ 41,772     $ 684       6.55%
       Equity securities                            34,823           420          4.82%           20,333       185       3.64%
    FHLB stock                                       5,742            99          6.90%            2,984        47       6.30%
    Loans: (2)
       Residential real estate loans               188,175         3,405          7.24%          166,820     3,131       7.51%
       Commercial real estate loans                 24,558           566          9.22%           22,676       547       9.65%
       Consumer loans                               76,051         1,426          7.44%           78,509     1,524       7.70%
       Commercial loans                              6,185           116          7.34%            5,824       110       7.39%
                                              -------------   -----------                     ----------- ---------
         Loans, net                                294,969         5,513          7.46%          273,829     5,312       7.74%
    Other                                            1,815            16          3.45%            2,254        17       2.95%
                                              -------------   -----------                     ----------- ---------
         Total interest-earning assets             433,756         7,657          7.05%          341,172     6,245       7.30%
                                                              -----------                                 ---------

Noninterest-earning assets                          29,917                                        22,574
                                              -------------                                   -----------

         Total assets                            $ 463,673                                     $ 363,746
                                              =============                                   ===========

Interest-bearing liabilities:
    Deposits:
       Money market accounts                      $ 30,303         $ 237          3.10%         $ 24,530     $ 215       3.48%
       Savings accounts (3)                         69,775           342          1.94%           67,278       374       2.21%
       NOW accounts                                 34,366            68          0.79%           27,996        74       1.05%
       Certificates of deposit                     128,548         1,612          4.98%          140,346     1,963       5.55%
                                              -------------   -----------                     ----------- ---------
         Total interest-bearing deposits           262,992         2,259          3.41%          260,150     2,626       4.00%
    Borrowings                                      98,455         1,292          5.13%           56,292       782       5.44%
                                              -------------   -----------                     ----------- ---------

         Total interest-bearing liabilities        361,447         3,551          3.88%          316,442     3,408       4.26%
                                                              -----------   ------------                  ---------  ----------

    Demand deposits                                 12,225                                        10,511
    Other noninterest-bearing liabilities            3,123                                         1,878
                                              -------------                                   -----------

         Total liabilities                         376,795                                       328,831
    Total stockholders' equity                      86,878                                        34,915
                                              -------------                                   -----------

         Total liabilities and stockholders'
          equity                                 $ 463,673                                     $ 363,746
                                              =============                                   ===========

    Net interest-earning assets                   $ 72,309                                      $ 24,730
                                              =============                                   ===========
    Net interest income/interest
       rate spread (4)                                           $ 4,106          3.17%                    $ 2,837       3.04%
                                                              ===========   ============                  =========  ==========
    Net interest margin as a percentage
       of interest-earning assets (5)                                             3.79%                                  3.33%
                                                                            ============                             ==========
    Ratio of interest earning assets
       to interest-bearing liabilities                                          120.01%                                107.82%
                                                                            ============                             ==========

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

Net interest income totaled $4.1 million for the three months ended September 30, 1999 compared to $2.8 million for the same period in 1998, representing an increase of $1.3 million, or 44.7%. This increase was primarily due to a $92.6 million increase in average interest-earning assets and a 46 basis points increase in the net interest margin. This significant increase in the net interest margin primarily reflects the use of conversion proceeds to fund a portion of the Company's asset growth.

Interest and dividend income increased $1.4 million, or 22.6%, to $7.7 million for the three months ended September 30, 1999. This increase was attributable to higher levels of interest-earning assets offset by lower yields on interest-earning assets. Interest-earning assets totaled $433.8 million for the quarter ended September 30, 1999 compared to $341.2 million for the same period last year, an increase of $92.6 million, or 27.1%. Average investments increased $69.1 million, or 111.3%, resulting from the use of conversion proceeds and additional borrowings to fund the purchase of mortgage-backed and equity securities, as well as the securitization of $19.1 million of fixed rate one-to four-family residential mortgage loans in the third quarter of 1998. Average loans increased $21.1 million, or 7.7%, primarily due to new originations of residential real estate loans, offset by amortization and prepayments of the existing loan portfolio and the loan securitization. Yields on interest-earning assets declined 25 basis points due to a lower interest rate environment, the refinancing of existing loans, and an increase in lower yielding mortgage-backed securities balances.

Total interest expense increased $143 thousand, or 4.2%, to $3.6 million for the three months ended September 30, 1999 resulting primarily from an increase in borrowings, offset by lower rates paid on interest-bearing liabilities. The average balance of interest-bearing liabilities was $361.4 million for the quarter ended September 30, 1999 as compared to $316.4 million for the same period last year, reflecting an increase of $45.0 million, or 14.2%. This increase was primarily due to an increase of $42.2 million, or 74.9%, in average borrowings resulting from management's decision to increase its utilization of borrowings to fund asset growth. The growth in average interest-bearing liabilities was also due to an increase of $14.6 million, or 12.2%, in money market, savings and NOW account deposits as a result of the Company's active promotion of these products, partially offset by lower certificate of deposit balances reflecting the maturity of specially priced certificates of deposits which the Bank did not seek to retain. Rates paid on interest-bearing liabilities declined 38 basis points reflecting a lower interest rate environment and the maturing of previously offered, specially priced certificates of deposits.

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

                                                                Three Months Ended September 30,
                                                                      1999 compared to 1998
                                                       -----------------------------------------------
                                                            Increase (Decrease)
                                                                  Due to
                                                       -----------------------------------------------
                                                          Volume            Rate             Net
                                                       --------------   -------------   --------------
                                                                     (Dollars in Thousands)

Interest-earning assets:
     Mortgage-backed securities                                $ 912            $ 13            $ 925
     Equity securities                                           174              61              235
     FHLB stock                                                   48               4               52
     Loans:
         Residential real estate loans                           386            (112)             274
         Commercial real estate loans                             43             (24)              19
         Consumer loans                                          (46)            (52)             (98)
         Commercial loans                                          7              (1)               6
                                                       --------------   -------------   --------------
               Total loans                                       390            (189)             201
     Other                                                       (12)             11               (1)
                                                       --------------   -------------   --------------
               Total interest-earning assets                 $ 1,512          $ (100)         $ 1,412
                                                       --------------   -------------   --------------

Interest-bearing liabilities:
     Deposits:
         Money market accounts                                  $ 45           $ (23)            $ 22
         Savings accounts (1)                                     12             (44)             (32)
         NOW accounts                                             13             (19)              (6)
         Certificates of deposit                                (148)           (203)            (351)
                                                       --------------   -------------   --------------
               Total deposits                                    (78)           (289)            (367)
     Borrowings                                                  526             (16)             510
                                                       --------------   -------------   --------------
               Total interest-bearing liabilities                448            (305)             143
                                                       --------------   -------------   --------------
Increase in net interest income                              $ 1,064           $ 205          $ 1,269
                                                       ==============   =============   ==============

(1)  Includes interest on mortgagors' escrow deposits.

Provision for Loan Losses

The Company's provision for loan losses amounted to $60 thousand for each of the quarters ended September 30, 1999 and 1998. The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in the Company's loan portfolio, consideration of the trends in the Company's loan portfolio, national and regional economies and the real estate market in the Company's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in its loan portfolio which are deemed probable and estimable based on information currently known to management.

Other Income

Total other income increased $103 thousand, or 12.3%, to $938 thousand for the quarter ended September 30, 1999 from $835 thousand in the 1998 period primarily as a result of increases in fee income and gain on sales of securities, offset by a decrease in gain on sale of loans. Fee income increased $51 thousand, or 12.8%, for the three months ended September 30, 1999 due to an increase in fees associated with the Company's larger deposit base as well as higher servicing income resulting from the securitization of residential loans. The gain on sale of loans resulted from the securitization of $19.1 million of residential mortgages in the third quarter of 1998.

Other Expenses

Total other expenses increased $860 thousand, or 34.9%, to $3.3 million for the quarter ended September 30, 1999 compared to $2.5 million for the same period in 1998. Salaries and benefits increased $337 thousand, or 25.8%, reflecting expense related to the Company's employee stock ownership plan ("ESOP"), standard wage increases and additional staff required to support the Bank's expanded branch network and the growth of the Bank. Occupancy and equipment expenses increased $89 thousand, or 24.5%, resulting from the opening of a new, full service banking office as well as the expansion and renovation of the Bank's headquarters. Marketing expenses increased $140 thousand, or 186.7%, due to increased promotional activities. Professional expenses increased $117 thousand, or 89.3%, as a result of increased expenses related to the Company's annual meeting and the additional requirements of being a public company.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

General
The Company reported net income of $374 thousand for the nine months ended September 30, 1999 compared to $2.5 million for the same period in 1998. The results for the first nine months of 1999 were affected by the Company's contribution of $4.4 million to fund the Woronoco Savings Charitable Foundation in connection with the Bank's conversion to stock form and the related tax effect of $1.5 million. Excluding these items, the Company would have earned $3.3 million for the nine months ended September 30, 1999 representing an increase of $846 thousand, or 34.4%, from the same period last year. This increase was primarily due to an increase in interest and dividend income on investment securities, offset by higher interest expense on borrowings and other expenses, mainly salaries and benefits, occupancy and equipment, marketing and professional services expenses.

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

                                                                       For the Nine Months Ended September 30,
                                                    --------------------------------------------------------------------------------
                                                                   1999                                       1998
                                                    ---------------------------------------  ---------------------------------------
                                                                                  Average                                 Average
                                                      Average                     Yield/       Average                    Yield/
                                                      Balance     Interest         Rate        Balance     Interest        Rate
                                                    -----------  ----------   -------------  -----------  ----------   -------------
                                                          (Dollars in Thousands)                   (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
       Mortgage-backed securities                     $ 88,541     $ 4,407         6.64%     $ 39,224     $ 1,954            6.64%
       Equity securities                                26,892         894         4.43%       19,010         525            3.68%
    FHLB stock                                           5,727         244         5.68%        2,844         130            6.09%
    Loans: (2)
       Residential real estate loans                   185,378      10,149         7.30%      166,624       9,636            7.71%
       Commercial real estate loans                     22,921       1,549         9.01%       20,882       1,542            9.85%
       Consumer loans                                   76,272       4,228         7.41%       77,702       4,359            7.50%
       Commercial loans                                  6,544         367         7.40%        5,721         324            7.47%
                                                    -----------  ----------                 ----------  ----------
         Loans, net                                    291,115      16,293         7.47%      270,929      15,861            7.81%
    Other                                               11,120         363         4.30%        3,938         126            4.22%
                                                    -----------  ----------                 ----------  ----------
         Total interest-earning assets                 423,395      22,201         6.99%      335,945      18,596            7.38%
                                                                 ----------                             ----------

Noninterest-earning assets                              28,349                                 19,694
                                                    -----------                             ----------

         Total assets                                $ 451,744                              $ 355,639
                                                    ===========                             ==========

Interest-bearing liabilities:
    Deposits:
       Money market accounts                          $ 28,814       $ 662         3.07%     $ 23,651       $ 610            3.45%
       Savings accounts (3)                             79,879       1,022         1.71%       66,506       1,128            2.27%
       NOW accounts                                     33,070         233         0.94%       27,381         215            1.05%
       Certificates of deposit                         133,604       5,071         5.07%      140,059       5,836            5.57%
                                                    -----------  ----------                 ----------  ----------
         Total interest-bearing deposits               275,367       6,988         3.39%      257,597       7,789            4.04%
    Borrowings                                          90,339       3,478         5.08%       52,512       2,194            5.51%
                                                    -----------  ----------                 ----------  ----------

         Total interest-bearing liabilities            365,706      10,466         3.81%      310,109       9,983            4.29%
                                                                 ----------      --------               ----------        ---------

    Demand deposits                                     10,084                                  9,902
    Other noninterest-bearing liabilities                3,138                                    898
                                                    -----------                             ----------

         Total liabilities                             378,928                                320,909
    Total stockholders' equity                          72,816                                 34,730
                                                    -----------                             ----------

         Total liabilities and stockholders'
           equity                                    $ 451,744                              $ 355,639
                                                    ===========                             ==========


    Net interest-earning assets                       $ 57,689                               $ 25,836
                                                    ===========                             ==========
    Net interest income/interest
       rate spread (4)                                             $11,735         3.18%                  $ 8,613            3.09%
                                                                   ========      ========               ==========        =========
    Net interest margin as a percentage
       of interest-earning assets (5)                                              3.70%                                     3.42%
                                                                                 ========                                 =========
    Ratio of interest earning assets
       to interest-bearing liabilities                                           115.77%                                   108.33%
                                                                                 ========                                 =========

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

Net interest income totaled $11.7 million for the nine months ended September 30, 1999 compared to $8.6 million for the same period in 1998, representing an increase of $3.1 million, or 36.2%. This increase was primarily due to a $87.5 million increase in average interest-earning assets and a 28 basis points increase in the net interest margin. This increase in the net interest margin primarily reflects the use of conversion proceeds to fund a portion of the Company's asset growth.

Interest and dividend income increased $3.6 million, or 19.4%, to $22.2 million for the nine months ended September 30, 1999. This increase was attributable to higher levels of interest-earning assets offset by lower yields on interest-earning assets. Interest-earning assets totaled $423.4 million for the nine months ended September 30, 1999 compared to $335.9 million for the same period last year, an increase of $87.5 million, or 26.0%. Average investments increased $57.2 million, or 98.2%, as the Company utilized borrowings and conversion proceeds to purchase mortgage-backed securities and equity securities. The growth in average investments also reflects the securitization of $19.1 million of fixed rate one-to four-family residential mortgage loans in the third quarter of 1998. Average loans increased $20.2 million, or 7.5%, primarily due to new originations of residential real estate loans, offset by amortization and prepayments of the existing loan portfolio and the loan securitization. Other interest-earning assets increased $7.2 million as a result of higher federal funds sold. This increase in federal funds sold reflects the receipt of subscriptions from potential investors as part of the Conversion. Yields on interest-earning assets declined 39 basis points due to a lower interest rate environment, the refinancing of existing loans and increases in lower yielding mortgage-backed securities and federal funds sold balances.

Total interest expense increased $483 thousand, or 4.8%, to $10.5 million for the nine months ended September 30, 1999 resulting from an increase in interest-bearing liabilities offset by lower rates paid on such liabilities. Total interest-bearing liabilities increased $55.6 million, or 17.9%, to $365.7 million for the nine months ended September 30, 1999 compared to $310.1 million for the same period last year, reflecting growth in borrowings and interest-bearing deposits. Average borrowings increased $37.8 million, or 72.0%, resulting from management's decision to increase its utilization of borrowings to fund a portion of the Company's asset growth. Average interest-bearing deposits increased $17.8 million, or 6.9%, due to higher money market, savings and NOW account deposits as a result of the Company's active promotion of these products and the receipt of subscription proceeds from potential investors as part of the Conversion. This increase was partially offset by lower certificate of deposit balances reflecting the maturity of specially priced certificates of deposits which the Bank did not seek to retain. Rates paid on interest-bearing liabilities declined 48 basis points reflecting a lower interest rate environment as well as the effect of the subscription receipts.

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

                                                               Nine Months Ended September 30,
                                                                    1999 compared to 1998
                                                        -----------------------------------------------
                                                             Increase (Decrease)
                                                                   Due to
                                                        -----------------------------------------------
                                                           Volume           Rate              Net
                                                        --------------  --------------   --------------

Interest-earning assets:
     Mortgage-backed securities                               $ 2,455            $ (2)         $ 2,453
     Equity securities                                            262             107              369
     FHLB stock                                                   123              (9)             114
     Loans:
         Residential real estate loans                          1,026            (513)             513
         Commercial real estate loans                             138            (131)               7
         Consumer loans                                           (79)            (52)            (131)
         Commercial loans                                          46              (3)              43
                                                        --------------  --------------   --------------
               Total loans                                      1,131            (699)             432
     Other                                                        234               3              237
                                                        --------------  --------------   --------------
               Total interest-earning assets                  $ 4,205          $ (600)         $ 3,605
                                                        --------------  --------------   --------------

Interest-bearing liabilities:
     Deposits:
         Money market accounts                                  $ 119           $ (67)            $ 52
         Savings accounts (1)                                     171            (277)            (106)
         NOW accounts                                              40             (22)              18
         Certificates of deposit                                 (245)           (520)            (765)
                                                        --------------  --------------   --------------
               Total deposits                                      85            (886)            (801)
     Borrowings                                                 1,353             (69)           1,284
                                                        --------------  --------------   --------------
               Total interest-bearing liabilities               1,438            (955)             483
                                                        --------------  --------------   --------------
Increase in net interest income                               $ 2,767           $ 355          $ 3,122
                                                        ==============  ==============   ==============

(1) Includes interest on mortgagors' escrow deposits.

Provision for Loan Losses

The Company's provision for loan losses totaled $180 thousand for each of the nine months ended September 30, 1999 and 1998. The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in the Company's loan portfolio, consideration of the trends in the Company's loan portfolio, national and regional economies and the real estate market in the Company's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in its loan portfolio which are deemed probable and estimable based on information currently known to management.

Other Income

Total other income was $2.8 million for the nine month periods ended September 30, 1999 and 1998 reflecting higher fee income offset by lower gain on sales of loans. Fee income increased $208 thousand, or 17.9%, for the nine months ended September 30, 1999 due to an increase in fees associated with the Company's larger deposit base as well as higher servicing income resulting from the securitization of $19.1 million of residential loans in the third quarter of 1998. The gain on sale of loans in 1998 resulted from the securitization of residential mortgages. The Company sold no loans in the nine months ended September 30, 1999.

Other Expenses

Other expenses totaled $13.7 million for the nine months ended September 30, 1999 compared to $7.5 million for the 1998 period. Excluding the $4.4 million contribution to establish the Woronoco Savings Charitable Foundation, other expenses for the nine months ended September 30, 1999 increased $1.8 million, or 24.1%, from the comparable 1998 period. This increase was primarily due to ESOP expense, the opening of a new, full service banking office, additional staff required to support the Bank's expanded branch network, investor related expenses and annual meeting expenses.


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

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans, other types of consumer loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the nine months ended September 30, 1999, the Company's loan originations totaled $62.5 million. At September 30, 1999, the Company's investments in mortgage-backed and equity securities totaled $158.2 million. The Company experienced a net decrease in total deposits of $3.2 million for the nine months ended September 30, 1999. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the

Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At September 30, 1999, the Company had $130.4 million of outstanding FHLB borrowings. Although the Company's policies allow for the use of brokered deposits, the Company does not currently solicit brokered deposits.

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

Outstanding commitments for all loans totaled $6.6 million at September 30, 1999. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1999 totaled $113.1 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.
From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk weighted assets (as defined) and to average assets (as defined). As of September 30, 1999, the Bank meets all adequacy requirements to which it is subject.

As of September 30, 1999 and December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                                  Minimum
                                                                                                                 to be Well
                                                                                                              Capitalized Under
                                                                                  Minimum for Capital         Prompt Corrective
                                                               Actual              Adequacy Purposes           Action Provisons
                                                       --------------------     ----------------------       --------------------
                                                        Amount       Ratio         Amount       Ratio         Amount       Ratio
                                                       ---------   --------     -----------   --------       ---------   --------
                                                                                (Dollars in Thousands)
As of September 30, 1999
------------------------
Total Capital to Risk Weighted Assets                $  59,950        19.4%     $  24,721         8.0%      $ 30,901         10.0%
Tier 1 Capital to Risk Weighted Assets                  57,620        12.4%        12,361         4.0%        23,160          5.0%
Tier 1 Capital to Average Assets                        57,620        18.6%        13,896 -       3.0% -      18,541          6.0%
                                                                                   23,160         5.0%

As of December 31, 1998
-----------------------

Total Capital to Risk Weighted Assets                $  36,226        13.9%     $  20,898         8.0%      $ 26,122         10.0%
Tier 1 Capital to Risk Weighted Assets                  34,060        13.0%        10,449         4.0%        15,673          6.0%
Tier 1 Capital to Average Assets                        34,060         9.3%        10,929 -       3.0% -      18,215          5.0%
                                                                                   18,215         5.0%

Year 2000 Compliance

The Company has now achieved the stated compliance objective of its Year 2000 Action Plan. In 1998, the Company implemented this plan to ensure that all software and hardware used in connection with the Company's business would manage and manipulate data involved in the transition from 1999 to 2000 without functional or date abnormality and without inaccurate results related to such data. A schedule of critical issues identified timelines and responsibilities for achieving this objective. With the recent installation of Year 2000 compliant versions of its e-mail, voice mail, and safe deposit systems, all of the Company's critical Year 2000 issues are now resolved.

In order to achieve total Year 2000 compliance, the Company also depends upon critical vendors and suppliers, especially its third party data processing center. Having recently completed testing of all critical vendor and supplier applications, the Company has now verified the Year 2000 compliance of its critical third party banking applications.

The Company has also identified and contacted commercial borrowers that may be vulnerable to the Year 2000 date change and has also provided brochures to its customers to make them aware of the Year 2000 issue. The Company has determined that Year 2000 readiness issues have little or no impact on the Bank's one-to four-family lending relationships. However, the Company views Year 2000 compliance as an integral part of the commercial loan credit analysis and underwriting process. Therefore, and as warranted by the type and nature of a particular loan request, the Company reviews and assesses the impact of Year 2000 on an applicant's business and any factors that may limit the applicant's ability to repay the debt. Additionally, an assessment is made on the potential effect that vendors, suppliers and customers, who fail to remediate

Year 2000 risks, might have on the applicant's business. Based upon the results of the review and analysis, a determination is then made as to whether or not it is necessary to require the applicant to develop a formal program to address Year 2000 issues and to report the progress of such a program to the Company. In situations that warrant formal programs and monitoring, this requirement becomes a condition of the terms for granting the loan. Additionally, the Company has completed its efforts to contact and survey all of its existing commercial borrowers with lending relationships having aggregate exposure exceeding $500,000. The majority of credits represented by these relationships are comprised of multi-family and commercial real estate loans. All 32 borrowers in this category responded to a comprehensive questionnaire either in writing or via telephone. Based upon the responses and analysis of the type of business operations that each borrower conducts, the Company concluded that the effect of Year 2000 issues on these credits does not pose a material risk to the Company.

The Company's operations may also be affected by the Year 2000 compliance of its significant suppliers and other vendors that provide non-information and technology systems. With respect to those parties, information has been gathered to assess their Year 2000 compliance. Based on the responses received by the Company, all of these other vendors and suppliers have now met our expectations concerning their Year 2000 compliance progress.

The Company has also prepared a Year 2000 Contingency Plan for use in the unlikely event of a Y2K related failure affecting any of its core business processes. Various department managers have completed development of appropriate test plans for all of the Company's core business processes. This project is part of a general upgrade to the Company's Business Resumption Plan. An overall test plan to validate the Company's Business Resumption capabilities is in place. The testing which addresses Y2K contingencies also covers all of the Company's critical processes as well as the manual procedures associated with each critical process. The Company has established a Contingency Back-Up Site and is conducting all Business Resumption Tests at that site. All test results are formally documented by the Business Resumption Coordinator and by the Company's Internal Auditor. To date, three successful tests of the plan have been conducted and monthly tests will continue throughout the remainder of 1999.

The Company's most likely worst case scenario relates to a possible excess amount of withdrawal requests created by depositor concerns over possible Year 2000 failures. Accordingly, the Company has implemented a customer awareness program designed to keep customers well informed of the facts relating to Year 2000 and what the Company is doing to achieve Year 2000 compliance. Our goal is to continually reassure customers concerning the safety of their deposits with the Bank. Additionally, as part of its Year 2000 contingency planning efforts, the Company has developed a Cash and Liquidity Plan. This plan is designed to enable the Company to forecast and prepare for any unusual customer cash demands associated with the Year 2000 date change.

The Company's total budget for expenditures relating to Year 2000 compliance is $235,000. As of September 30, 1999, known expenditures of approximately $191,000 relating to Year 2000 compliance have been identified for payment, with $153,000 paid to date. Approximately 16% of the $235,000 Year 2000 budget was utilized for remediation. To insure the reliability of the Company's Year 2000 risk and cost estimates, the Company follows the work program guidelines as provided by the Federal Financial Institutions Examination Council. These are the same guidelines used by federal examiners to determine the effectiveness of the Year 2000 efforts by the banks they examine. The Company's Compliance Officer monitors the Company's Year 2000 progress and the Company's Internal Auditor performs regular audits of the Y2K Plan. In addition, the FDIC conducts regular examinations of the Bank.

Material costs, if any, that may arise from the failure of the Company's third party data processing vendor or its other significant suppliers and vendors is not currently determinable. While the Company has achieved its compliance objectives as defined in its Year 2000 Action Plan, there can be no assurance that potential systems interruptions or costs associated with same would not have a materially adverse effect on the Company's business, financial condition, results of operations, cash flows or business prospects. If the Company's progress toward becoming Year 2000 compliant was ever deemed inadequate, regulatory action would be undertaken.


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

None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

a. An annual meeting of shareholders of the Company was held on October 6, 1999 ("Annual Meeting").

b.  Not applicable.

c. There were 5,998,860 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 5,475,804 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:


    1.  Election of directors for a three-year term

        Director Nominees Elected
        For Three Year Term:                   For                   Withheld
        ------------------------          -----------                --------

        Paul S. Allen                      5,267,611                  208,193
        Joseph M. Houser, Jr.              5,257,206                  218,598
        Norman H. Storey                   5,247,366                  228,438
        William G. Aiken                   5,247,882                  227,922


    2.  The approval of the Woronoco Bancorp, Inc. 1999 Stock-Based Incentive
        Plan

             For            Against        Abstain       Non-Vote
          ---------         -------        -------       --------

          3,437,463         576,009         35,954       1,426,378


    3. The ratification of the appointment of Wolf & Company, P.C. as independent auditors of Woronoco Bancorp, Inc. for the year ending December 31, 1999.

             For            Against        Abstain
          ---------         -------        -------

          5,262,232         102,342        111,230

Item 5.  Other Information.
         -----------------

None.

Item 6.  Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
         -------------------------------------------------------------

         (a)  Exhibits
              --------

              2.1  Amended Plan of Conversion of Woronoco Savings Bank (1)
              3.1  Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
              3.2  Amended Bylaws (2)
              4.0  Stock Certificate of Woronoco Bancorp, Inc. (1)
              10.1 Woronoco Bancorp, Inc. 1999 Stock Based Incentive Plan (3)
              27.0 Financial Data Schedule

     _____________________________

              (1) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.

              (2) Incorporated by reference to the Exhibits filed with the Company's Form 10-Q on August 13, 1999.

              (3) Incorporated by reference to the Proxy Statement for the 1999 Annual Meeting of Shareholders filed on August 23, 1999.


         (b)  Reports on Form 8-K
                     None

                                 SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         WORONOCO BANCORP, INC.


Dated:  November 12, 1999       By:  /s/ Cornelius D. Mahoney
                                     ---------------------------------------
                                     Cornelius D. Mahoney
                                     Chairman of the Board, President and
                                     Chief Executive Officer
                                     (principal executive officer)

Dated:  November 12, 1999       By:  /s/ Debra L. Murphy
                                     -------------------------------------
                                     Debra L. Murphy
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (principal financial and accounting
                                     officer)