Form 10-K
period 1999-12-31
WORONOCO BANCORP INC
filed 2000-03-20
CIK 1072886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1999

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission File Number: 1-14671

                            WORONOCO BANCORP, INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      04-3444269
--------------------------------              --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


31 Court Street, Westfield,  Massachusetts               01085
--------------------------------------------  --------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number:                       (413) 568-9141
                                              --------------------------------


Securities registered pursuant to Section 12(b) of the Act:

        Title of each class               Name of each exchange on which registered
---------------------------------------   -----------------------------------------
Common Stock, par value $0.01 per share        The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----       --------
YES   X      NO
    ------      --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 29, 2000 was $51,705,250.

     As of February 29, 2000, there were 5,698,860 shares of the Registrant's Common Stock outstanding.

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


                                     INDEX

PART I                                                                           Page No.
                                                                                 --------
     Item 1.   Business..........................................................    1

     Item 2.   Properties........................................................   29

     Item 3.   Legal Proceedings.................................................   30

     Item 4.   Submission of Matters to a Vote of Security Holders...............   30

PART II

     Item 5.   Market for the Registrant's Common Equity
                and Related Stockholder Matters..................................   31

     Item 6.   Selected Financial Data...........................................   32

     Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................   34

     Item 7a.  Quantitative and Qualitative Disclosures About Market Risk........   44

     Item 8.   Financial Statements and Supplementary Data.......................   48

     Item 9.   Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure..............................   49

PART III

     Item 10.  Directors and Executive Officers of the Registrant................   49

     Item 11.  Executive Compensation............................................   49

     Item 12.  Security Ownership of Certain Beneficial Owners and Management....   50

     Item 13.  Certain Relationships and Related Transactions....................   50

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   50

SIGNATURES.......................................................................   52

PART I

Item 1. Business.
----------------

     Woronoco Bancorp, Inc. (the "Corporation") was incorporated in October 1998 under Delaware law. On March 19, 1999, the Corporation acquired Woronoco Savings Bank (the "Bank") as part of the Bank's conversion from a Massachusetts-chartered mutual savings bank to a Massachusetts-chartered stock savings bank (the "Conversion"). The Corporation acquired the Bank for 50% of the net proceeds from the Conversion. The Corporation is currently a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS"). In connection with the Conversion, the Corporation issued an aggregate of 5,998,860 shares of its common stock, par value $0.01 per share, of which 5,554,500 shares were sold at a purchase price of $10 per share in a subscription offering and 444,360 shares were issued to Woronoco Savings Charitable Foundation, a charitable foundation established by the Bank. The net proceeds resulting from the offering totaled $53.5 million.

     Woronoco Bancorp, Inc. and its subsidiaries (the "Company") does not transact any material business other than through the Bank. The Bank is a community-oriented Massachusetts savings bank which was organized in 1871. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its 11 banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one-to four-family residential loans and consumer loans, mainly home equity loans and lines of credit. The Bank, to a lesser extent, also invests those funds in multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, primarily automobile and personal loans. The Bank originates loans primarily for investment. However, the Bank may sell some loans in the secondary market, while generally retaining the servicing rights. The Bank also invests in mortgage-backed securities, equity securities and other permissible investments. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investment securities and advances from the Federal Home Loan Bank (the "FHLB").

Market Area

     The Company is headquartered in Westfield, Massachusetts. The Company's primary lending and deposit market areas include Hampden and Hampshire Counties in western Massachusetts and parts of northern Connecticut. The city of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Westfield's estimated 1996 population was approximately 38,194 and the estimated 1996 population for Hampden and Hampshire Counties was 441,280 and 150,373, respectively. The economy in the Company's primary market area has benefitted from the presence of large employers such as the University of Massachusetts, Baystate Medical Center, MassMutual Life Insurance Company, Big Y Foods, Inc., Friendly Ice Cream Corporation, Old Colony Envelope, Hamilton Standard, Pratt and Whitney and Strathmore Paper Company. Other employment and economic activity is provided by financial institutions, eight other colleges and universities, seven other hospitals and a variety of wholesale and retail trade businesses.

Competition

     The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, other savings banks, co-operative banks, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, co-operative and commercial banks. In addition, the Company faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. The Company has also experienced significant competition from credit unions which have a competitive advantage as they are not required to pay state or federal income taxes. Such competitive advantage has placed increased pressure on the Company with respect to its loan and deposit pricing.

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

     At December, 31, 1999, the Company's total loan portfolio was $311.5 million, of which $170.8 million were one- to four-family residential mortgage loans, or 54.8% of total loans. At such date, the remainder of the loan portfolio consisted of $26.1 million of multi-family loans, or 8.4% of total loans; $23.8 million of commercial real estate loans, or 7.6% of total loans; $2.9 million of construction and development loans, or 0.9% of total loans; $83.0 million of consumer loans, or 26.7% of total loans consisting primarily of $69.8 million of home equity loans, or 84.1% of consumer loans; and $4.9 million of commercial loans, or 1.6% of total loans. Primarily all loans in the Company's portfolio, with the exception of home equity loans and lines of credit, are located in the Company's primary market area.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.



                                                                                    At December 31,
                                            ----------------------------------------------------------------------------------------
                                                       1999                          1998                         1997
                                            ---------------------------   ---------------------------  ---------------------------
                                                             Percent                       Percent                      Percent
                                               Amount        of Total        Amount        of Total       Amount        of Total
                                            -------------   -----------   -------------   -----------  -------------   -----------
                                                                             (Dollars In Thousands)
Real estate loans
    One- to four-family                         $170,808        54.83%        $157,698        54.95%       $139,811        52.84%
    Multi-family                                  26,104         8.38%          22,962         8.00%         19,047         7.20%
    Commercial                                    23,796         7.64%          20,595         7.18%         21,757         8.22%
    Construction and development                   2,873         0.92%           3,464         1.21%          2,868         1.08%
                                            -------------   -----------   -------------   -----------  -------------   -----------
          Total real estate loans                223,581        71.77%         204,719        71.34%        183,483        69.34%
                                            -------------   -----------   -------------   -----------  -------------   -----------

Consumer loans
    Home equity loans                             69,821        22.41%          64,705        22.55%         62,227        23.52%
    Automobile                                     9,653         3.10%           9,460         3.30%         10,287         3.89%
    Other                                          3,551         1.14%           3,454         1.20%          4,291         1.62%
                                            -------------   -----------   -------------   -----------  -------------   -----------
          Total consumer loans                    83,025        26.65%          77,619        27.05%         76,805        29.03%
                                            -------------   -----------   -------------   -----------  -------------   -----------

Commercial loans                                   4,907         1.58%           4,613         1.61%          4,319         1.63%
                                            -------------   -----------   -------------   -----------  -------------   -----------

          Total loans                            311,513       100.00%         286,951       100.00%        264,607       100.00%
                                                            ===========                   ===========                  ===========

Less:
    Unadvanced loan funds (1)                     (2,350)                       (1,453)                      (1,866)
    Net deferred loan origination costs              553                           711                          934
    Allowance for loan losses                     (2,309)                       (2,166)                      (1,952)
                                            -------------                 -------------                -------------
          Loans, net                            $307,407                      $284,043                     $261,723
                                            =============                 =============                =============


                                                                 At December 31,
                                             --------------------------------------------------------
                                                        1996                         1995
                                             ---------------------------  ---------------------------
                                                              Percent                      Percent
                                                Amount        of Total       Amount        of Total
                                             -------------   -----------  --------------  -----------
                                                              (Dollars In Thousands)
Real estate loans
    One- to four-family                          $138,289        58.39%        $127,811       62.73%
    Multi-family                                   17,826         7.53%          11,843        5.81%
    Commercial                                     19,697         8.32%           3,032        1.49%
    Construction and development                    1,124         0.47%          18,580        9.12%
                                             -------------   -----------  --------------  -----------
          Total real estate loans                 176,936        74.71%         161,266       79.15%
                                             -------------   -----------  --------------  -----------

Consumer loans
    Home equity loans                              43,662        18.43%          29,305       14.39%
    Automobile                                      7,969         3.36%           5,507        2.70%
    Other                                           4,397         1.86%           4,286        2.10%
                                             -------------   -----------  --------------  -----------
          Total consumer loans                     56,028        23.65%          39,098       19.19%
                                             -------------   -----------  --------------  -----------

Commercial loans                                    3,879         1.64%           3,382        1.66%
                                             -------------   -----------  --------------  -----------

          Total loans                             236,843       100.00%         203,746      100.00%
                                                             ===========                  ===========

Less:
    Unadvanced loan funds (1)                      (1,395)                       (2,089)
    Net deferred loan origination costs               598                           370
    Allowance for loan losses                      (1,911)                       (1,838)
                                             -------------                --------------

          Loans, net                             $234,135                      $200,189
                                             =============                ==============

(1) Includes committed but unadvanced loan amounts.


     Origination, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its salaried loan representatives operating at its eleven full service banking offices. All loans originated by the Company are underwritten by the Company under the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans. The Company's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. The Company hired two commissioned loan officers in 1999 with the primary responsibility of originating one- to four-family mortgage loans for the Company. The Company may hire additional loan officers in the future consistent with its business plan.

     The Company is primarily a portfolio lender, originating substantially all of its loans for investment. In August 1998, however, the Company completed the securitization of $19.1 million of 30-year fixed-rate one- to four-family mortgage loans with Fannie Mae. Such loans are serviced as mortgage-backed securities for Fannie Mae. The Company may continue to securitize a portion of its loans, mostly 30-year fixed-rate one- to four-family mortgage loans, in the future. Any loans originated for sale by the Company conform to the underwriting standards specified by Fannie Mae and Freddie Mac. The Company generally retains the servicing rights on any mortgage loans which it sells or securitizes.

     At December 31, 1999, the Company was servicing $35.1 million of loans for others, consisting of conforming fixed-rate mortgage loans sold or securitized by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points of the total balance of the loan being serviced.

     During the years ended December 31, 1999, December 31, 1998 and December 31, 1997, the Company originated $26.5 million, $53.3 million and $9.9 million of fixed-rate one- to four-family loans, respectively, of which

$26.5 million, $45.9 million and $5.1 million, respectively, were retained by the Company. During these same periods, the Company also originated $8.6 million, $5.6 million and $8.6 million of adjustable-rate one- to four-family loans, respectively, all of which were retained by the Company. The Company recognizes, at the time of sale, the cash gain or loss on the sale of loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The Company has, from time-to-time, participated in loans, primarily multi-family and commercial real estate loans and commercial business loans and, at December 31, 1999, had $3.9 million in loan participation interests.

     The following table sets forth the Company's loan originations and purchases, sales and principal repayments for the periods indicated.


                                                                                For the Years Ended December 31,
                                                                         -----------------------------------------------
                                                                             1999             1998            1997
                                                                         --------------  ---------------  --------------
                                                                                          (In Thousands)
Loans, net, beginning of period                                              $ 284,043        $ 261,723       $ 234,135
                                                                         --------------  ---------------  --------------
    Loans originated and purchased:
       Real estate                                                              49,648           67,216          25,233
       Consumer:
         Home equity                                                            23,808           23,286          40,976
         Automobile                                                              5,842            4,774           6,829
         Other                                                                   3,245            3,196           2,980
                                                                         --------------  ---------------  --------------
           Total consumer                                                       32,895           31,256          50,785
       Commercial                                                                4,688            4,717           3,131
                                                                         --------------  ---------------  --------------
           Total loans originated and purchased                                 87,231          103,189          79,149
                                                                         --------------  ---------------  --------------

    Principal repayments, unadvanced
       funds and other, net                                                    (62,985)         (61,681)        (51,141)
    Sale/securitization of mortgage loans, principal balance                         -          (19,068)              -
    Loan charge-offs, net                                                          (37)             (26)           (139)
    Transfers to REO                                                              (845)             (94)           (281)
                                                                         --------------  ---------------  --------------
         Total deductions                                                      (63,867)         (80,869)        (51,561)
                                                                         --------------  ---------------  --------------
Net loan activity                                                               23,364           22,320          27,588
                                                                         --------------  ---------------  --------------
       Loans, net, end of period                                             $ 307,407        $ 284,043       $ 261,723
                                                                         ==============  ===============  ==============

Loan Maturity. The following table shows the remaining contractual maturity of the Company's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $82.2 million, $83.0 million and $52.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                             At December 31, 1999
                                            ------------------------------------------------------------------------------------

                                              One- to                                  Construction
                                               Four-         Multi-      Commercial        and         Home Equity
                                               Family        Family      Real estate    Development      Loans       Automobile
                                            -------------  ------------  -----------   -------------  ------------   -----------
                                                                                (In Thousands)
Amounts due:
    One year or less                                $ 62           $ -         $ 35       $ 1,252           $ -         $ 494
    After one year:
       More than one year to three years           1,185            12          246         1,045           196         4,616
       More than three years to five years         1,881             -          236            96         4,500         4,543
       More than five years to 10 years           30,934         2,844        2,939           480         6,602             -
       More than ten years to 15 years            47,093         7,020        6,488             -         5,465             -
       More than 15 years                         89,653        16,228       13,852             -        53,058             -
                                            -------------  ------------  -----------   -----------   -----------   -----------

         Total amount due                      $ 170,808      $ 26,104     $ 23,796       $ 2,873      $ 69,821       $ 9,653
                                            =============  ============  ===========   ===========   ===========   ===========

Less:
    Unadvanced loan funds
    Net deferred loan origination costs
    Allowance for loan losses


Loans, net


                                                            At December 31, 1999
                                               --------------------------------------------

                                                                                 Total
                                                  Other                          Loans
                                                Consumer       Commercial      Receivable
                                               ------------   --------------  -------------
                                                              (In Thousands)
Amounts due:
    One year or less                                 $ 670         $ 137         $ 2,650
    After one year:
       More than one year to three years             1,792         1,033          10,125
       More than three years to five years             177         1,709          13,142
       More than five years to 10 years                 48           590          44,437
       More than ten years to 15 years                  79             -          66,145
       More than 15 years                              785         1,438         175,014
                                               ------------   -----------  --------------

         Total amount due                          $ 3,551       $ 4,907         311,513
                                               ============   ===========

Less:
    Unadvanced loan funds                                                         (2,350)
    Net deferred loan origination costs                                              553
    Allowance for loan losses                                                     (2,309)
                                                                           --------------

Loans, net                                                                      $307,407
                                                                           ==============


     The following table sets forth at December 31, 1999, the dollar amount of gross loans receivable contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                          Due After December 31, 2000
                                                ------------------------------------------------
                                                    Fixed         Adjustable          Total
                                                --------------   --------------   --------------
                                                                 (In Thousands)
Real estate loans:
    One- to four-family                             $ 117,497         $ 53,249        $ 170,746
    Multi-family and commercial real estate             1,925           47,940           49,865
    Construction and development                            -            1,621            1,621
                                                --------------   --------------   --------------
       Total real estate loans                        119,422          102,810          222,232
                                                --------------   --------------   --------------

Consumer loans:
    Home equity                                        15,111           54,710           69,821
    Automobile                                          9,159                -            9,159
    Other                                               2,611              270            2,881
Commercial loans                                        2,699            2,071            4,770
                                                --------------   --------------   --------------

       Total loans                                  $ 149,002        $ 159,861        $ 308,863
                                                ==============   ==============   ==============

     One- to Four-Family Loans. The Company currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans which are secured by one- to four-family residences located mainly in the Company's primary market area. One- to four-family mortgage loan originations are generally obtained from the Company's in-house and commissioned offsite loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. The Company also purchases from time to time ARM loans from various financial institutions. At December 31, 1999, the Company's one- to four-family mortgage loans totaled $170.8 million, or 54.8% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 68.8% were fixed-rate mortgage loans and 31.2% were ARM loans.

     The Company currently offers a variety of fixed-rate and variable-rate mortgage loan products to meet the needs of our customers, which includes flexible lending terms suited for variable interest rate conditions. For example, during periods of rising longer-term rates, customers typically choose variable rate products to finance the purchase of a home. Conversely, as rates decline, customers are more likely to use a fixed rate mortgage to finance a purchase or to refinance an existing fixed-rate or variable-rate mortgage. The Company currently offers fixed-rate mortgage loans with terms of up to 30 years. The Company also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year or seven year initial fixed period. The interest rates for the Company's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury ("CMT") Index.
The Company originates ARM loans with initially discounted rates. The Company's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Company retains for its portfolio substantially all loans originated, while, from time to time, it sells or securitizes, 30-year fixed-rate mortgage loans. Loans are generally sold to Freddie Mac and Fannie Mae. The Company generally retains the servicing on all loans sold. The Company's purchased ARM loans generally have terms of up to 30 years and interest rates which adjust annually after three and five years and provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

     The origination or purchase of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Company's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower also rise, thereby increasing the potential for default. The Company attempts to minimize such risk, particularly on one-year adjustable-rate mortgages, by assuming a 200 basis point increase in the loan's interest rate when evaluating a borrower's creditworthiness. Periodic and lifetime caps on interest rate increases also help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

     All one- to four-family mortgage loans are underwritten according to the Company's policies and secondary market underwriting guidelines. Generally, the Company originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the lesser of the appraised value or selling price if private mortgage insurance ("PMI") is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable if a borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the yields on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses. The Company requires fire, casualty, title and flood insurance, if applicable, on all properties securing real estate loans made by the Company.

     In an effort to provide financing for first-time home buyers, the Company offers its own first-time home buyer loan program. This program offers one- and two-family owner-occupied residential mortgage loans to qualified low-to-moderate income individuals. These loans are offered with initial five year fixed-rates of interest which adjust annually thereafter with terms of up to 30 years. The program includes initially discounted rates, periodic (not more than 1%) and overall (not more than 4%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan and reduced loan origination fees and closing costs. These loans are originated using more liberal underwriting guidelines than the Company's other one- to four-family mortgage loans. Such loans are originated in amounts of up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ("LTV") ratios of over 80%.

     Home Equity Loans and Lines of Credit. The Company offers home equity revolving lines of credit, substantially all of which are secured by second mortgages on owner-occupied one- to four-family residences located in the Company's primary market area and, to a lesser extent, by properties in northern Connecticut and in Franklin County, Massachusetts. The lines of credit maintained outside of the Company's primary market were generated through the services of a third party telemarketing firm and later approved by the Company. Such third party completed limited solicitation on behalf of the Company in 1999. At December 31, 1999, home equity loans and lines of credit totaled $69.8 million, or 22.4% of the Company's total loans and 84.1% of consumer loans.
Home equity lines of credit have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum LTV ratio on home equity lines of credit is 80% of the assessed value of the property less the outstanding balance of the first mortgage up to a maximum of $100,000. The underwriting standards employed by the Company for home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.

     The home equity line of credit may be drawn down by the borrower for a period of ten years from the date of the loan agreement (the "draw period"). During the draw period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. Following the draw period, the borrower has fifteen years in which to pay back the line of credit (the "repayment period"). A borrower is precluded from accessing the home equity line of credit during the repayment period unless terms are renegotiated with the Company. At any time during the draw period, all, or a portion of the outstanding balance of a home equity line of credit, may be converted into a fixed-rate, home equity loan with terms of five, ten or 15 years.

     Multi-Family and Commercial Real Estate Lending. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Company's primary market area. The Company's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, 75% if the property is being refinanced, provided such loan complies with the Company's current loans-to-one-borrower limit, which at December 31, 1999 was $5.0 million. The Company's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will also consider the term of the lease and the quality of the tenants. The Company has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x. Environmental impact surveys are generally required for commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Company's multi-family real estate loan portfolio at December 31, 1999 was $26.1 million, or 8.4% of total loans, and the Company's commercial real estate loan portfolio at such date was $23.8 million, or 7.6% of total loans. The largest multi-family or commercial real estate loan in the Company's portfolio at December 31, 1999 was a $2.9 million multi-family real estate loan secured by a 126-unit apartment building located in West Springfield, Massachusetts.

     Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

     Construction and Development Lending. The Company originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate and commercial real estate properties located in the Company's primary market area. Commercial real estate construction loans typically convert into permanent financing. Construction and development loans are generally offered to customers and experienced builders with whom the Company has an established relationship. Construction and development loans are typically offered with terms of up to 12 months; however, terms may be extended up to four years under certain circumstances. The maximum loan-to-value limit applicable to such loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Company's lending officers or, on larger projects, independent architects or engineering firms, warrant. At December 31, 1999, the Company's largest construction and development loan was a performing revolving line of credit for $1.4 million secured by a condominium development project in Easthampton, Massachusetts. At December 31, 1999, construction and development loans totaled $2.9 million, or 0.9%, of the Company's total loans.

     The Company originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are generally limited to 60% of the lower of the acquisition price or the appraised value of the land and have a term of up to three years with a floating interest rate based on the prime rate as reported in The Wall Street Journal. The Company's land loans are generally secured by property in its primary market area. The Company requires title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

     Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Automobile and Other Consumer Lending. The Company offers automobile loans with term of up to 60 months and loan-to-value ratios of 90% for new cars. For used cars, the maximum loan-to-value ratio is 90% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the terms for used automobile loans range between 36 months (for older vehicles) to 60 months (for automobiles up to four years old). The interest rates offered are the same for new and used automobile loans. At December 31, 1999, automobile loans totaled $9.7 million, or 3.1% of the Company's total loans and 11.6% of consumer loans. Other consumer loans at December 31, 1999 amounted to $3.6 million, or 1.1% of the Company's total loans and 4.3% of consumer loans. These loans include education, second mortgages, collateral, motorcycle, boat, mobile home and unsecured personal loans. Motorcycle, boat and mobile home loans are generally made in amounts of up to 80% of the fair market value of the property securing the loan. Collateral loans are generally secured by a passbook account, a certificate of deposit, securities or life insurance. Unsecured personal loans generally have a maximum borrowing limitation of $5,000 and a maximum term of three years.

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

     Commercial Lending. At December 31, 1999, the Company had $4.9 million in commercial loans which amounted to 1.6% of total loans. In addition, at such date, the Company had $1.8 million of unadvanced commercial lines of credit.
The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Company offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. The maximum amount of a commercial business loan is limited by the Company's loans-to-one-borrower
limit which at December 31, 1999, was $5.0 million.   Term loans are generally
offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in The Wall Street Journal.

     In making commercial business loans, the Company considers the financial statements of the borrower, the Company's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the adjusted value of the collateral securing the loan. The Company generally does not make unsecured commercial loans. In addition, the Company participates in loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 1999, $695,000, or 12.0% of the commercial loan portfolio, were participation loans of this nature. In an effort to increase its emphasis on commercial loans, in December 1999, the Company hired an experienced commercial loan officer with the primary responsibility of increasing commercial business and real estate loan volume.

     Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 1999, the Company's largest commercial loan was a $500,000 revolving line of credit to a consortium of physicians located in Westfield, Massachusetts.

     Loan Approval Procedures and Authority. The lending policies and loan approval limits of the Company are established by the Executive Committee and ratified by the Board of Directors. In connection with one- to four-family mortgage loans, the Executive Committee has authorized the following persons to approve the loans up to the amounts indicated: one assistant vice president and each vice president of commercial lending may approve loans up to $150,000 and $200,000, respectively; the vice president of residential lending and all loan origination and underwriting officers may approve loans up to $240,000; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $400,000.

     With respect to consumer loans, the Executive Committee has authorized the following persons to approve loans up to the amounts indicated: one assistant branch manager and all branch supervisors may approve secured and unsecured loans of up to $15,000 and $5,000, respectively; branch managers, loan originators and underwriting officers and the vice president of operations may approve secured and unsecured loans of up to $25,000 and $10,000, respectively; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $75,000 and $50,000, respectively.

     The Executive Committee has authorized the following individuals to approve home equity loans and lines of credit up to the amounts indicated: lending vice presidents, assistant vice presidents and loan origination and underwriting officers may approve loans up to $100,000; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $200,000.

     All loans in excess of these amounts must be approved by either the Senior Vice President, Lending, the Officers' Loan Committee and/or the Executive Committee. The Officers' Loan Committee, which currently consists of three lending officers, is selected by the Executive Committee and ratified by the Board of Directors. Specifically, all loans, commitments or other extensions of credit, which either alone or in the aggregate total up to $400,000 may be approved by the Senior Vice President, Lending. Those loan commitments or other extensions of credit, either alone or in the aggregate, which are greater than $400,000 but are less than $1,000,000 must be approved by the Officers' Loan Committee and those loans commitments or other extensions of credit, either alone or in the aggregate, which exceed $1,000,000 must be approved by the Executive Committee. Additionally, those loans less than $1,000,000 must be ratified by the Executive Committee. All loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers' Loan Committee.

     With respect to commercial loans, the Executive Committee has authorized the following persons to approve loans up to the amounts indicated: the Assistant Vice President, Loan Servicing and Collection may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $150,000, $100,000 and $20,000, respectively; the vice president/commercial lending officer may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $300,000, $250,000 and $125,000, respectively; and the Chief Executive Officer and the Senior Vice President, Lending may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $400,000, $300,000 and $150,000, respectively.

     All loans in excess of these amounts must be approved by either the Officers' Loan Committee and/or the Executive Committee. Specifically, all loans, commitments or other extensions of credit, either alone or in the aggregate which exceed $400,000 or $1,000,000 must be approved by the Officers' Loan Committee and the Executive Committee, respectively. Additionally, all loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers' Loan Committee.


Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquent Loans. Reports listing all delinquent accounts are generated and reviewed by management and the Executive Committee on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent.
When a borrower fails to make a required payment on a loan, the Company generally sends the borrower a written notice of non-payment after the loan is 15 days past due. The Company's guidelines provide that telephone and written correspondence will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time before foreclosure, the Company will offer to work out a repayment schedule with the borrower to avoid foreclosure. If payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Company to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Company will demand the loan and then commence foreclosure proceedings against any real property that secured the loan or accept a deed in lieu of foreclosure. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Company, becomes real estate owned.

     Classified Assets. Federal regulations and the Company's internal policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

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

     The Company determines the classification of its assets and the amount of its valuation allowances. These determinations can be reviewed by the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks for the Commonwealth of Massachusetts (the "Commissioner"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase at that time its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     Management of the Company and the Executive Committee review and classify the assets of the Company on a monthly basis and the Board of Directors reviews the results of the reports on a monthly basis. The Company classifies its assets in accordance with the management guidelines described above. At December 31, 1999, the Company had $2.3 million, or 0.5%, of assets designated as Substandard, consisting of ten one- to four-family loans, three commercial real estate loans, four multi-family loans, ten home equity lines of credit, nine consumer loans and one commercial business loan. At such date, the Company
had no loans classified as Doubtful or Loss.   Also, at December 31, 1999, the
Company had $934,000, or 0.2% of assets, designated as Special Mention, consisting of seven one- to four-family loans, two commercial real estate loans, three multi-family real estate loans and three commercial business loans. At December 31, 1999, all of these classified assets represented 1.0% of total loans.

     At December 31, 1999, the Company had one loan, classified as Substandard, with a balance of $689,000. The loan is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts. Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties' vacancy rates. The borrower is current with respect to payments.

     The following table sets forth the delinquencies in the Company's loan portfolio as of the dates indicated.



                                          December 31, 1999                                      December 31, 1998
                         -----------------------------------------------------  ----------------------------------------------------
                                60-89 Days               90 Days or More               60-89 Days              90 Days or More
                         -------------------------   -------------------------  -------------------------  -------------------------
                            Number      Principal      Number      Principal      Number      Principal       Number      Principal
                             of         Balance of      of         Balance of      of         Balance of       of         Balance of
                            Loans         Loans        Loans         Loans        Loans         Loans         Loans          Loans
                         ------------  -----------   -----------  ------------  -----------   -----------  ------------  -----------
                                                                  (Dollars in Thousands)

One- to four- family               1          $77             1           $49            1           $74             2         $167
Commercial real estate             -            -             1            12            -             -             2          109
Home equity                        1           24             2           114            1             6             1           30
Other consumer                     3            6             -             -            3             5             -            -
                         ------------  -----------   -----------  ------------  -----------   -----------  ------------  -----------

Total loans                        5         $107             4          $175            5           $85             5         $306
                         ============  ===========   ===========  ============  ===========   ===========  ============  ===========

Delinquent loans to
    total loans (1)                         0.03%                       0.06%                      0.03%                      0.11%


                                          December 31, 1997                                      December 31, 1996
                         -----------------------------------------------------  ----------------------------------------------------
                                60-89 Days               90 Days or More               60-89 Days              90 Days or More
                         -------------------------   -------------------------  -------------------------  -------------------------
                            Number      Principal      Number      Principal      Number      Principal      Number      Principal
                             of         Balance of      of         Balance of      of         Balance of      of         Balance of
                            Loans        Loans         Loans         Loans        Loans         Loans        Loans         Loans
                         ------------  -----------   -----------  ------------  -----------   -----------  ------------  -----------
                                                                  (Dollars in Thousands)

One- to four- family               2          $80             1           $95            2           $51             1          $71
Commercial real estate             2          192             1           790            1            43             2          124
Home equity                        1           30             -             -            -             -             1           30
Other consumer                     6           38             -             -            1             4             4           27
                         ------------  -----------   -----------  ------------  -----------   -----------  ------------  -----------

Total loans                       11         $340             2          $885            4           $98             8         $252
                         ============  ===========   ===========  ============  ===========   ===========  ============  ===========

Delinquent loans to
    total loans (1)                         0.13%                       0.34%                      0.04%                      0.11%


                                          December 31, 1995
                         -----------------------------------------------------
                                60-89 Days               90 Days or More
                         -------------------------   -------------------------
                           Number      Principal       Number      Principal
                            of         Balance of       of         Balance of
                           Loans         Loans         Loans         Loans
                         ------------  -----------   -----------  ------------
                                          (Dollars in Thousands)

One- to four- family               6         $340             4          $384
Commercial real estate             1           43             1            61
Home equity                        2           39             -             -
Other consumer                     4           22             1            93
Commercial                         -            -             1            28
                         ------------  -----------   -----------  ------------

Total loans                       13         $444             7          $566
                         ============  ===========   ===========  ============

Delinquent loans to
    total loans (1)                         0.22%                       0.28%

(1) Total loans includes gross loans, less unadvanced loan funds, plus net deferred loan costs

     Nonperforming Assets and Impaired Loans.   The following table sets forth
information regarding nonaccrual loans and real estate owned ("REO"). At December 31, 1999, nonaccrual loans totaled $175,000, consisting of four loans. It is the general policy of the Company to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. If interest payments on all nonaccrual loans for the years ended December 31, 1999, 1998 and 1997 had been made in accordance with original loan agreements, interest income of $9,000, $11,000 and $48,000, respectively, would have been recognized. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At December 31, 1999, the Company had a $126,000 recorded investment in impaired loans which had specific allowances of $81,000. At December 31, 1998, there were $1.2 million of impaired loans with specific loan loss allowances of $283,000. At December 31, 1999, REO totaled $879,000, consisting of an office/retail building, two residential building lots, a 25 lot residential subdivision and a single-family residence. The Company sold the office/retail building, which had a book value of $738,000, for $736,000 in January, 2000. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific allowance and charges operations for the diminution in value.



                                                                          At December 31,
                                          ----------------------------------------------------------------------------------
                                              1999             1998             1997             1996             1995
                                          --------------   --------------   --------------   --------------  ---------------
                                                                       (Dollars in Thousands)
Non-accrual loans:
    Real estate:
       One- to four- family                         $49             $167              $95              $71             $412
       Commercial                                    12              109              790              124               61
    Home equity                                     114               30                -               30               93
    Other consumer                                    -                -                -               27                -
                                          --------------   --------------   --------------   --------------  ---------------
       Total                                        175              306              885              252              566
Real estate owned, net (1)                          879              241              189              348              534
Other repossessed assets                              4                -              192               75              107
                                          --------------   --------------   --------------   --------------  ---------------
    Total nonperforming assets                    1,058              547            1,266              675            1,207
Troubled debt restructurings                          -              773              274                -            1,947
Troubled debt restructurings and
                                          --------------   --------------   --------------   --------------  ---------------
    total nonperforming assets                   $1,058           $1,320           $1,540             $675           $3,154
                                          ==============   ==============   ==============   ==============  ===============
Total nonperforming loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)             0.06%            0.38%            0.44%            0.11%            1.24%
Total nonperforming assets and
    troubled debt restructurings as a
    percentage of total assets (3)                0.21%            0.31%            0.45%            0.21%            1.15%

(1) REO balances are shown net of related loss allowances.
(2) Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3) Nonperforming assets consist of nonperforming loans, REO and other repossessed assets. Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Allowance for Loan Losses

     Management completes a loan loss allowance sufficiency analysis on a monthly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group data and economic conditions. The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio, consideration of the trends in the Company's loan portfolio, the national and regional economies and the real estate market in the Company's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Company's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale.

     At December 31, 1999, the Company's allowance for loan losses was $2.3 million, or 0.75% of total loans, and 1319% of nonperforming loans and troubled debt restructurings as compared to $2.2 million, or 0.76% of total loans, and 201% of nonperforming loans and troubled debt restructurings as of December 31, 1998. Management believes that, based on information available at December 31, 1999, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.


                                                                           At or for the Year Ended December 31,
                                                               ------------------------------------------------------
                                                                    1999               1998               1997
                                                               ----------------   ----------------   ----------------
                                                                                (Dollars in Thousands)

Allowance for loan losses, beginning of period                          $2,166             $1,952             $1,911
Charged-off loans:
    Real estate                                                              8                  -                 52
    Consumer                                                                78                100                 10
    Commercial                                                               -                  -                109
                                                               ----------------   ----------------   ----------------
       Total charged-off loans                                              86                100                171
                                                               ----------------   ----------------   ----------------
Recoveries on loans previously charged-off:
    Real estate                                                             12                 37                 11
    Consumer                                                                37                 37                  -
    Commercial                                                               -                  -                 21
                                                               ----------------   ----------------   ----------------
       Total recoveries                                                     49                 74                 32
                                                               ----------------   ----------------   ----------------
Net loans charged-off                                                       37                 26                139
Provision for loan losses                                                  180                240                180
                                                               ----------------   ----------------   ----------------
Allowance for loan losses, end of period                                $2,309             $2,166             $1,952
                                                               ================   ================   ================

Net loans charged-off to average loans, net                              0.01%              0.01%              0.06%
Allowance for loan losses to total loans (1)                             0.75%              0.76%              0.74%
Allowance for loan losses to nonperforming
    loans and troubled debt restructuring (2)                        1,319.43%            200.74%            168.42%
Net loans charged-off to allowance for loan losses                       1.60%              1.20%              7.12%
Recoveries to charge-offs                                               56.98%             74.00%             18.71%

                                                               At or for the Year Ended December 31,
                                                               -------------------------------------
                                                                    1996                1995
                                                               ----------------   ----------------
                                                                     (Dollars in Thousands)

Allowance for loan losses, beginning of period                          $1,838             $1,657
Charged-off loans:
    Real estate                                                             34                 30
    Consumer                                                                30                  -
    Commercial                                                              72                 45
                                                               ----------------   ----------------
       Total charged-off loans                                             136                 75
                                                               ----------------   ----------------
Recoveries on loans previously charged-off:
    Real estate                                                             10                 24
    Consumer                                                                 -                  -
    Commercial                                                              19                 22
                                                               ----------------   ----------------
       Total recoveries                                                     29                 46
                                                               ----------------   ----------------
Net loans charged-off                                                      107                 29
Provision for loan losses                                                  180                210
                                                               ----------------   ----------------
Allowance for loan losses, end of period                                $1,911             $1,838
                                                               ================   ================

Net loans charged-off to average loans, net                              0.05%              0.01%
Allowance for loan losses to total loans (1)                             0.81%              0.91%
Allowance for loan losses to nonperforming
    loans and troubled debt restructuring (2)                          758.33%             73.14%
Net loans charged-off to allowance for loan losses                       5.60%              1.58%
Recoveries to charge-offs                                               21.32%             61.33%

(1) Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2) Nonperforming loans and troubled debt restructuring consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

     The following table sets forth the Company's percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.


                                                     1999                                           1998
                                --------------------------------------------   ---------------------------------------------
                                                    % of          Percent                          % of          Percent
                                                 Allowance       of Loans                       Allowance        of Loans
                                                  in each         in each                        in each         in each
                                                  Category       Category                        Category        Category
                                                  to Total       to Total                        to Total        to Total
                                   Amount        Allowance         Loans          Amount        Allowance         Loans
                                -------------   -------------   ------------   -------------   -------------   -------------
                                                                 (Dollars in Thousands)

Real estate loans                     $1,547          67.00%         71.77%          $1,543          71.24%          71.34%
Consumer loans                           664          28.76%         26.65%             525          24.24%          27.05%
Commercial loans                          98           4.24%          1.58%              98           4.52%           1.61%
                                -------------   -------------   ------------   -------------   -------------   -------------
    Total allowance
       for loan losses                $2,309         100.00%        100.00%          $2,166         100.00%         100.00%
                                =============   =============   ============   =============   =============   =============

                                                      1997                                         1996
                                ---------------------------------------------   --------------------------------------------
                                                    % of          Percent                           % of          Percent
                                                 Allowance        of Loans                       Allowance       of Loans
                                                  in each         in each                         in each         in each
                                                  Category        Category                        Category       Category
                                                  to Total        to Total                        to Total       to Total
                                   Amount        Allowance         Loans           Amount        Allowance         Loans
                                -------------   -------------   -------------   -------------   -------------   ------------

Real estate loans                     $1,506          77.15%          69.34%          $1,547          80.95%         74.71%
Consumer loans                           348          17.83%          29.03%             256          13.40%         23.65%
Commercial loans                          98           5.02%           1.63%             108           5.65%          1.64%
                                -------------   -------------   -------------   -------------   -------------   ------------
    Total allowance
      for loan losses                 $1,952         100.00%         100.00%         $1,911         100.00%        100.00%
                                =============   =============   =============   =============   =============   ============


                                                     1995
                                  ---------------------------------------------
                                                      % of          Percent
                                                   Allowance        of Loans
                                                    in each         in each
                                                    Category        Category
                                                    to Total        to Total
                                     Amount        Allowance         Loans
                                  -------------   -------------   -------------
                                             (Dollars in Thousands)

Real estate loans                       $1,555          84.60%          79.15%
Consumer loans                             145           7.89%          19.19%
Commercial loans                           138           7.51%           1.66%
                                  -------------   -------------   -------------
    Total allowance
       for loan losses                  $1,838         100.00%         100.00%
                                  =============   =============   =============

Investment Activities

     The Board of Directors establishes the investment policy and procedures of the Company. It is the general policy of the Company that all investment transactions be conducted in a safe and sound manner. The Company's investment policy further provides that investment decisions be based upon a thorough analysis of each proposed investment to determine its quality, inherent risks, fit within the Company's overall asset/liability management objectives, the effect on the Company's risk-based capital and prospects for yield and/or appreciation. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific investment actions and the day-to-day oversight of the Company's investment portfolio rests with the Chief Executive Officer and Senior Vice President/Chief Financial Officer. These officers are authorized to execute investment transactions of up to $5 million without the prior approval of the Executive Committee if such transactions are within the scope of the Company's established investment policy. On a monthly basis, the Board of Directors reviews and evaluates all investment activities for safety and soundness, adherence to the Company's investment policy and assurance that authority levels are maintained.

     As required by SFAS No. 115, the Company has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held-for-trading. The Company generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. At December 31, 1999, the Company's securities portfolio totaled $150.0 million, or 29.9% of assets, all of which was categorized as available-for-sale.

     Mortgage-Backed Securities. The Company purchases mortgage-backed securities to (1) achieve positive interest rate spreads with minimal administrative expense and (2) lower its credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae. Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize specific liabilities and obligations of the Company.

     At December 31, 1999, mortgage-backed securities totaled $120.0 million, or 24.0% of assets and 25.7% of interest earning assets, all of which were classified as available-for-sale. At December 31, 1999, 6.0% of the mortgage-backed securities were backed by adjustable-rate loans and 94.0% were backed by fixed-rate loans. The mortgage-backed securities portfolio had a stated rate of 6.7% at December 31, 1999. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     Although the Company no longer invests in Real Estate Mortgage Investment Conduits ("REMICs"), the Company did maintain $7.0 million of such investments in its securities portfolio at December 31, 1999. Generally, REMICs hold commercial and/or residential real estate mortgages in trust and issue securities representing an undivided interest in such mortgages. A REMIC, which can be a corporation, trust, association or partnership, assembles mortgages into pools and issues pass-through certificates, multiclass bonds (similar to a collateralized mortgage obligation) or other securities to investors in the secondary mortgage market.

     Equity Securities. The Company currently maintains a diversified equity security portfolio, which includes common, preferred and trust preferred stock. Trust preferred securities are corporate debt securities issued by bank and savings and loan holding companies. The Company's current policies generally provide that the maximum investment in the common stock or preferred stock of any one corporation shall not exceed $500,000 and the maximum investment in the trust preferred stock of any one corporation shall not exceed $2,000,000. The maximum aggregate investment in equity securities shall not exceed 10% of the Company's total assets.

     Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations. Such investments are carried at their market value and can directly affect the net surplus of the Company. The Company also utilizes, from time to time, "covered" call options with respect to common stocks as a means to further supplement its revenues associated with equity investments. Such investment activity is specifically authorized by both federal and Massachusetts law.

     The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company's investment securities.


                                                                        At December 31,
                                     --------------------------------------------------------------------------------------
                                                1999                          1998                         1997
                                      Amortized        Fair         Amortized        Fair        Amortized        Fair
                                         Cost          Value          Cost          Value           Cost          Value
                                     -------------  ------------   ------------  -------------  -------------  ------------
                                                                        (In Thousands)
Equity securities available-
    for-sale:
      Preferred stock                      $4,358        $3,924         $3,754         $3,815         $3,177        $3,345
      Common stock                         14,270        13,683         15,438         17,436          9,425        12,382
      Trust preferred stock                13,353        12,345              -              -              -             -
      Mutual funds                              -             -          1,524          1,394              -             -
                                     -------------  ------------   ------------  -------------  -------------  ------------
        Total equity securities            31,981        29,952         20,716         22,645         12,602        15,727
                                     -------------  ------------   ------------  -------------  -------------  ------------
Mortgage-backed securities
    available-for-sale:
      Freddie Mac                          23,502        23,081          5,459          5,546          7,923         8,059
      Fannie Mae                           54,001        52,916         31,955         32,435         18,353        18,476
      Ginnie Mae                           39,912        37,049         42,726         42,670          2,814         2,941
      REMICS                                6,712         6,959          7,833          8,113         10,169        10,437
                                     -------------  ------------   ------------  -------------  -------------  ------------
        Total mortgage-backed
           securities                     124,127       120,005         87,973         88,764         39,259        39,913
                                     -------------  ------------   ------------  -------------  -------------  ------------

        Total securities (1)             $156,108      $149,957       $108,689       $111,409        $51,861       $55,640
                                     =============  ============   ============  =============  =============  ============

(1) Does not include $7.5 million, $5.6 million and $2.4 million of FHLB-Boston stock held by the Company in 1999, 1998 and 1997, respectively.

     The following table sets forth the Company's securities activities for the periods indicated. This table does not include FHLB stock held by the Company.


                                                                               For the Year Ended December 31,
                                                                          -------------------------------------
                                                                             1999         1998         1997
                                                                          -----------  -----------  -----------
                                                                                      (In Thousands)
Mortgage-backed securities (available-for-sale):
   Mortgage-backed securities, beginning of period                           $88,764      $39,913      $47,531
                                                                          -----------  -----------  -----------
   Purchases and securitization                                               49,732       59,637            -
   Calls: Mortgage-backed securities                                               -            -         (496)
   Repayments and prepayments                                                (13,532)     (10,937)      (7,561)
   Net (amortization) accretion                                                  (46)          15           12
   (Decrease) increase in unrealized gain (loss)                              (4,913)         136          427
                                                                          -----------  -----------  -----------
       Net increase (decrease) in mortgage-backed securities                  31,241       48,851       (7,618)
                                                                          -----------  -----------  -----------
   Mortgage-backed securities, end of period                                $120,005      $88,764      $39,913
                                                                          ===========  ===========  ===========

Debt and equity securities:
   Debt and equity securities, beginning of period                           $22,645      $15,727      $14,095
                                                                          -----------  -----------  -----------
   Purchases: equity securities (available-for-sale)                          26,506       16,376       10,285
   Sales: equity securities (available-for-sale)                             (14,794)      (7,588)      (7,521)
   Calls:
     Equity securities (available-for-sale)                                     (449)        (642)      (1,716)
   Transfer to Charitable Foundation: equity securities
     (available-for-sale)                                                          -          (33)        (549)
   Maturities:
     Debt securities (available-for-sale)                                          -            -         (250)
   Net accretion                                                                   2            -            -
   (Decrease) increase in unrealized gain (loss)                              (3,958)      (1,195)       1,383
                                                                          -----------  -----------  -----------
       Net increase in debt and equity securities                              7,307        6,918        1,632
                                                                          -----------  -----------  -----------
   Debt and equity securities, end of period                                 $29,952      $22,645      $15,727
                                                                          ===========  ===========  ===========

     The table below sets forth information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 1999. There were no securities with contractual maturities of one year or less.



                                                More than One Year       More than Five Years
                                                  to Five Years              to Ten Years
                                              ----------------------- ---------------------------
                                                           Weighted                 Weighted
                                              Carrying     Average     Carrying      Average
                                                Value       Yield       Value         Yield
                                              ----------  ----------- -----------  ------------
                                                            (Dollars in Thousands)
Available-for-sale securities:
   Mortgage-backed securities:
     Freddie Mac                                $     3       10.00%      $3,387         7.50%
     Fannie Mae                                   7,011        6.11%       2,350         7.00%
     Ginnie Mae                                       -            -           -             -
     REMICS                                           -            -           -             -
                                              ----------              -----------
       Total mortgage-backed securities           7,014        6.11%       5,737         7.30%
   Equity securities:
     Trust preferreds                                 -            -           -             -
     Common stocks                                    -            -           -             -
     Preferred stocks                                 -            -           -             -
                                              ----------              -----------
       Total equity securities                        -            -           -             -
                                              ----------              -----------
       Total securities (1)                     $ 7,014                   $5,737
                                              ==========              ===========

                                                     More than Ten
                                                         Years                     Total
                                              --------------------------- -------------------------
                                                              Weighted                   Weighted
                                                Carrying       Average      Carrying      Average
                                                  Value         Yield        Value         Yield
                                               ------------  ------------ -------------  ----------
                                                            (Dollars in Thousands)
Available-for-sale securities:
   Mortgage-backed securities:
     Freddie Mac                                  $ 19,691         7.00%      $ 23,081       7.07%
     Fannie Mae                                     43,555         6.75%        52,916       6.68%
     Ginnie Mae                                     37,049         6.54%        37,049       6.54%
     REMICS                                          6,959         7.21%         6,959       7.21%
                                               ------------               -------------
       Total mortgage-backed securities            107,254         6.75%       120,005       6.74%
   Equity securities:
     Trust preferreds                               12,345         7.97%        12,345       7.97%
     Common stocks                                       -             -        13,683           -
     Preferred stocks                                    -             -         3,924           -
                                               ------------               -------------
       Total equity securities                      12,345         7.97%        29,952           -
                                               ------------               -------------
       Total securities (1)                      $ 119,599                   $ 149,957
                                               ============               =============

(1) Does not include $7.5  million of FHLB stock held by the Company.

Sources of Funds

     General. Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     Deposits. The Company offers a variety of consumer and commercial deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, club accounts and certificate of deposit accounts. The Company from time to time offers certificate of deposit accounts with balances in excess of $100,000 (jumbo certificates) preferential rates and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

     At December 31, 1999, the Company's deposits totaled $263.2 million, or
62.7% of total liabilities.   The Company had a total of $118.7 in certificates
of deposit at December 31, 1999, of which $102.7 million had maturities of less
than one year.   Core deposits, consisting of savings, NOW, money market and demand accounts, represented approximately 54.9% of total deposits and certificate accounts represented 45.1% at December 31, 1999, as compared to core deposits representing 49.7% of total deposits and certificate accounts representing 50.3% of deposits as of December 31, 1998. Although a significant portion of the Company's deposits are in core deposits, management monitors activity in this category and, based on historical experience and the Company's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Company is not limited with respect to the rates it may offer on deposit products.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The Company relies primarily on customer service, advertising and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including television, radio and print media. The Company also uses its website to attract deposits. While certificate accounts in excess of $100,000 are accepted by the Company, and may receive preferential rates, the Company does not actively solicit jumbo certificates as these accounts are more difficult to retain than core deposits. Although the Company's policies allow for the use of brokered deposits, the Company did not solicit brokered deposits in 1999. All Massachusetts savings banks are required to be members of the Mutual Savings Central Fund and as such, must pay assessments. The Mutual Savings Central Fund maintains the DIF, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits.

     The following table presents the deposit activity of the Company for the periods indicated.


                                                                   For the Year Ended December 31,
                                                     -----------------------------------------------------------
                                                           1999                 1998                1997
                                                     ------------------  -------------------  ------------------
                                                                           (In Thousands)
(Decrease) increase before interest credited                  ($20,883)              $1,977              $3,512
Interest credited (1)                                            9,038               10,385              10,185
                                                     ------------------  -------------------  ------------------
Net (decrease) increase                                       ($11,845)             $12,362             $13,697
                                                     ==================  ===================  ==================

(1) Does not include escrow interest credited of $9,000, $8,000 and $7,000 for the periods ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999, the Company had $18.6 million in certificate accounts in amounts of $100,000 or more, maturing as follows:

                                                                Weighted
                                                                 Average
           Maturity Period                     Amount             Rate
 ------------------------------------      ----------------  -----------------
                                                 (Dollars in Thousands)

 Three months or less                               $6,432          5.66%
 Over three through six months                       3,996          4.86%
 Over six through 12 months                          6,314          5.10%
 Over 12 months                                      1,849          5.07%
                                           ----------------
 Total                                             $18,591          5.24%
                                           ================

     The following table sets forth the distribution of the Company's deposit accounts for the periods indicated.


                                                                        December 31,
                                        -------------------------------------------------------------------------------------
                                                    1999                         1998                         1997
                                        ---------------------------  ---------------------------  ---------------------------
                                                        Percent                      Percent                      Percent
                                                        of Total                     of Total                     of Total
                                          Balance       Deposits       Balance       Deposits       Balance       Deposits
                                        ------------  -------------  ------------  -------------  ------------  -------------
                                                                        (Dollars in Thousands)

Demand                                      $11,975          4.55%       $10,382          3.77%        $8,264          3.15%
Savings                                      67,169         25.52%        66,774         24.28%        63,070         24.01%
Money market                                 30,321         11.52%        27,176          9.88%        22,234          8.46%
NOW                                          35,076         13.33%        32,305         11.75%        25,862          9.85%
Certificates of deposit                     118,655         45.08%       138,404         50.32%       143,249         54.53%
                                        ------------  -------------  ------------  -------------  ------------  -------------
     Total deposits                        $263,196        100.00%      $275,041        100.00%      $262,679        100.00%
                                        ============  =============  ============  =============  ============  =============

     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.


                            Period to Maturity from December 31, 1999
                     --------------------------------------------------------
                         Less           One           Two                                          At December 31,
                         than           to             to           Over         Total at     ---------------------------
                         One            Two          Three         Three        December 31,
                         Year          Years         Years         Years           1999          1998           1997
                     -------------  ------------  ------------- -------------  -------------  ------------  -------------
                                                     (Dollars in Thousands)
Certificate accounts:
   0 to 4.00%            $3,128           $30             $2            $1         $3,161           $79            $75
   4.01% to 5.00%        61,015         4,715          2,264             -         67,994        50,190          3,744
   5.01% to 6.00%        28,772         7,156          1,784            30         37,742        68,059        107,995
   6.01% to 7.00%             6             -              -             -              6         3,258         15,306
   7.01% to 8.00%         9,752             -              -             -          9,752        16,818         16,129
                     -------------  ------------  ------------- -------------  -------------  ------------  -------------
   Total               $102,673       $11,901         $4,050           $31       $118,655      $138,404       $143,249
                     =============  ============  ============= =============  =============  ============  =============

     Borrowed Funds. As part of its operating strategy, the Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Company can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which may be withdrawn from the Company at any time. These FHLB advances are collateralized primarily by the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. FHLB advances are made under several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 1999, the Company had $152.1 million in outstanding advances from the FHLB compared to $111.2 million at December 31, 1998.

     The following table sets forth information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                                                                        At or For the Year Ended
                                                                                               December 31,
                                                                           ------------------------------------------------
                                                                               1999             1998             1997
                                                                           --------------   --------------   --------------
                                                                                        (Dollars in Thousands)
FHLB advances and other borrowings:
    Average balance outstanding                                                 $102,504          $55,588          $40,099
                                                                           ==============   ==============   ==============

    Maximum amount outstanding at any month-end during the period               $152,147         $111,163          $44,878
                                                                           ==============   ==============   ==============

    Balance outstanding at end of period                                        $152,147         $111,163          $41,726
                                                                           ==============   ==============   ==============

    Weighted average interest rate during the period                               5.33%            5.54%            5.84%
                                                                           ==============   ==============   ==============

    Weighted average interest rate at end of period                                5.75%            5.15%            5.94%
                                                                           ==============   ==============   ==============

Trust Services

     In 1994, the Company established the Woronoco Savings Bank Trust & Investment Management Department (the "trust department"). The trust department provides trust and investment services to individuals, partnerships, corporations and institutions and acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Company believes that the trust department is an important element of its operating strategy to attract and retain customers. The Company has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, drafting trust documents and instruments, investment of trust property, handling conflicts of interest, and maintaining impartiality. Such policies are aimed at maintaining the highest standards of fiduciary conduct. At December 31, 1999, the trust department was managing 292 accounts with assets of $22.3 million, in the aggregate.

Subsidiary Activities

     Walshingham Enterprises, Inc. was established in July 1983 for the purpose of acquiring, holding and selling residential and commercial real estate. Woronoco Security Corp. was established in November 1996, for the purpose of acquiring and holding investment securities of a type that are permissible for banks to hold under applicable law. Court Street Security Corporation and Little River Security Corporation were established in 1999 for the same purpose. Woronoco Security Corporation, Court Street Corporation and Little River Corporation qualify as "securities corporations" for Massachusetts tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. The results of operations of all of the Bank's subsidiaries are consolidated in the results and operations of the Company.


                                 REGULATION AND SUPERVISION

General

     As a savings bank chartered by the Commonwealth of Massachusetts, the Company is extensively regulated under state law with respect to many aspects of its banking activities; this state regulation is administered by the Commissioner. In addition, as a bank whose deposits are insured by the FDIC under the Bank Insurance Fund ("BIF"), the Company must pay deposit insurance assessments and is examined and supervised by the FDIC. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Company, not Company stockholders.

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

Massachusetts Banking Laws and Supervision

     Massachusetts savings banks are regulated and supervised by the Commissioner. The Commissioner is required to regularly examine each state-chartered bank. The approval of the Commissioner is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned. The Commissioner may suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

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

     Assessments. Savings banks are required to pay assessments to the Commissioner to fund operations. Assessments paid by the Company for the fiscal year ended December 31, 1999 totaled $32,000.

Federal Regulations

     Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, receiving the highest examination rating, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

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

     State non-member banks must maintain a minimum ratio of qualifying capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

     The following is a summary of the Bank's regulatory capital at December 31, 1999:

          GAAP Capital to Total Assets             10.78%
          Total Capital to Risk-Weighted Assets    18.58%
          Tier I Leverage Ratio                    11.38%
          Tier I to Risk-Weighted Assets           17.85%

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


Investment Activities

     Under federal law, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. There are certain exceptions to these limitations. For example, state chartered banks, such as the Company, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The Company received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment was 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC's determination that such investments pose a safety and soundness risk to the Company or if the Company converts its charter, other than a mutual to stock conversion, or undergoes a change in control.

Prompt Corrective Regulatory Action

     Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 1999, the Company was a "well capitalized" institution.

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

     Further, federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders ("insiders"). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Company's employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers.


Enforcement

     The FDIC has extensive enforcement authority over insured savings banks, including the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under Federal law to appoint a conservator or receiver for an insured bank under certain circumstances.

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and other information which the FDIC determines to be relevant. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. BIF-insured institutions are also required to make payments on certain bonds issued by the Financing Corporation in the late 1980's. The Company's insurance assessments totaled $33,000 during fiscal 1999. The FDIC is authorized to raise the assessment rates. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Company.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

     The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Company is in compliance with the foregoing requirements.

Federal Home Loan Bank System

     The Company is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Company, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Company was in compliance with this requirement with an investment in FHLB stock at December 31, 1999 of $7.5 million. At December 31, 1999, the Company had $152.1 million in FHLB advances.

Holding Company Regulation

     Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL"), discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Company has made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and has adhered to the OTS' regulations and reporting requirements. In addition, the OTS may examine and supervise the Company and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Company is required to notify the OTS at least 30 days before declaring any dividend to the Company.

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

     To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Company must qualify as a QTL. To qualify as a QTL, the Company must maintain compliance with the test for a "domestic building and loan association," as defined in the Code, or with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 1999, the Company maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Company also met the QTL test in each of the prior 12 months and, therefore, met the QTL test.

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

Recent Legislation

     The Company, as a savings and loan holding company, is extensively regulated and supervised. Such regulation, which affects the Company on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the applicable authorities. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Commissioner, the Commonwealth of Massachusetts, the OTS, the FDIC or the Congress, could have a material impact on the Company and its operations. The Company is unable to predict whether such legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business.

     The Gramm-Leach-Bliley Act of 1999 expands the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that savings and loan holding companies may only engage in activities permitted to financial holding companies under that Act and those authorized for multiple savings and loan holding companies. Unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. Under the Act, however, even grandfathered savings and loan holding companies may not be acquired by companies engaged in commercial activities. The Company is a grandfathered unitary savings and loan holding company.

Federal Securities Laws

     The Company's common stock is registered with the SEC under the Exchange Act. The Company is required to observe the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

     The registration under the Securities Act of shares of the common stock does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

Item 2.  Properties.
-------------------

     The Company currently conducts its business through its main office located in Westfield, Massachusetts and ten other banking offices and one stand-alone ATM. The Company believes that the Bank's facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                                                 Net Book Value
                                                                                                                  of Property
                                                                        Original                                  or Leasehold
                                                       Leased,            Year          Date of Lease/            Improvements
                                                     Licensed or         Leased             License             at December 31,
                   Location                             Owned         or Acquired         Expiration                  1999
-----------------------------------------------    -------------    --------------     ---------------         -----------------
Main/Executive Office:                                                                                           (In thousands)
31 Court Street
Westfield, Massachusetts  01085................        Owned                  1951                  --                   $4,772

Banking Offices:
44 Little River Road
Westfield, Massachusetts 01085.................        Owned                  1971                  --                      135

185 College Highway
Southwick, Massachusetts 01077.................        Owned                  1988                  --                      606

74 Lamb Street
South Hadley, Massachusetts 01075..............        Owned                  1995                  --                      466

119 Winsor Street
Ludlow, Massachusetts 01056....................        Owned                  1997                  --                      530

608 College Highway
Southwick, Massachusetts 01077.................        Leased                 1977                2002                       50

1359 Springfield Street
Feeding Hills, Massachusetts 01013.............        Leased                 1994             2005 (1)                      43

800 Boston Road
Springfield, Massachusetts 01119...............       Licensed                1994             2005 (1)(2)                  113

503 Memorial Avenue
West Springfield, Massachusetts 01089..........       Licensed                1994             2005 (1)(2)                  113

44 Willimansett Street
South Hadley, Massachusetts 01075..............       Licensed                1977             2002 (2)(3)                   75

175 University Drive
Amherst, MA 01002..............................       Licensed                1998             2003 (2)(3)                  123

Other Office and Property:
2-16 Central Street
Westfield, Massachusetts 01085.................       Owned (4)               1990                  --                       (5)

127 North Elm Street
Westfield, Massachusetts 01085.................       Leased (6)              1998                2003                       17
                                                                                                                         ------
               Total...........................                                                                          $7,043
                                                                                                                         ======




(1) The Company has an option to renew this lease/license for two additional five-year periods.
(2) This banking office is located inside a supermarket/grocery store operated by the regionally based Big Y Foods, Inc. The Company maintains a sublicense or, in the case of the South Hadley and Amherst offices, a license to possess the property. Generally, the holder of a license or sublicense has less property rights than the possessor of a leasehold interest.
(3) The Company has an option to renew this lease/license for three additional five-year periods.
(4) The property consists of vacant office space which the Company currently utilizes as a storage facility.
(5) Net book value of the property is included in net book value for the Bank's main office.
(6) Consists of a stand-alone ATM located at a Dunkin' Donuts establishment. The ATM became operational in September 1998.

Item 3.  Legal Proceedings.
--------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

         c. There were 5,998,860 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 5,475,804 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

             1.  Election of directors for a three-year term

                 Director Nominees Elected
                 For Three Year Term:       For           Withheld
                 -------------------------  ----------- ------------

                 Paul S. Allen              5,267,611     208,193
                 Joseph M. Houser, Jr.      5,257,206     218,598
                 Norman H. Storey           5,247,366     228,438
                 William G. Aiken           5,247,882     227,922

             2. The approval of the Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan

                                                           Broker
                     For        Against       Abstain      Non-Vote
                 ----------  ------------- ------------- ------------
                  3,437,463     576,009       35,954      1,426,378



             3. The ratification of the appointment of Wolf & Company, P.C. as independent auditors of Woronoco Bancorp, Inc.
                 for the year ending December 31, 1999.

                    For        Against      Abstain
                 ----------- ------------ -----------
                  5,262,232    102,342      111,230

                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         (a) The Company's common stock is listed on the American Stock Exchange (the "AMEX") under the symbol "WRO." The following table sets forth the high and low last sales prices of the common stock for the past year, as reported by AMEX. The stock began trading on March 19, 1999. For information relating to restrictions on the Company's declaration of dividends, see "Item I. Business - Regulation and Supervision".

                                 Dividend          High           Low
                                -----------    ------------   ------------

              First Quarter         NA             $9.81          $9.31
              Second Quarter        NA            $10.06          $8.50
              Third Quarter         NA            $10.88          $9.94
              Fourth Quarter       $0.0425        $10.25          $9.50

         (b) As of February 29, 2000, the most recent practicable date, the closing sale price of the Company's common stock, as reported by AMEX, was $9.63 per share and the Company had 1,938 holders of record of the Company's common stock.

Item 6.  Selected Financial Data.
--------------------------------

     We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

                                                                                     At December 31,
                                                         1999            1998             1997            1996            1995
                                                     --------------  --------------  ---------------  --------------  --------------
                                                                                      (In Thousands)
Selected Financial Data:
    Total assets                                          $500,948        $426,826         $341,909        $316,708        $275,405
    Cash & cash equivalents                                 16,185          12,011           11,686          10,469          12,320
    Loans, net                                             307,407         284,043          261,723         234,135         200,189
    Debt securities available-for-sale                           -               -                -             250           6,205
    Mortgage-backed securities available-for-sale          120,005          88,764           39,913          47,531          35,561
    Equity securities available-for-sale                    29,952          22,645           15,727          13,845          12,271
    Deposits                                               263,196         275,041          262,679         248,982         231,689
    FHLB Advances                                          152,147         111,163           41,726          35,441          14,472
    Total stockholders' equity                              80,895          35,773           33,332          29,074          26,221
    Other real estate owned, net                               883             241              381             423             641
    Nonperforming assets and
      troubled debt restructurings                           1,058           1,320            1,540             675           3,154

                                                                             For the Year Ended December 31,
                                                      1999              1998             1997            1996            1995
                                                  --------------    --------------  ---------------  --------------  --------------
                                                                                    (In Thousands)
Selected Operating Data:
    Total interest and dividend income                  $30,548           $25,054          $23,517         $21,734         $19,869
    Interest expense                                     14,625            13,477           12,500          11,022           9,823
                                                  --------------    --------------  ---------------  --------------  --------------
      Net interest income                                15,923            11,577           11,017          10,712          10,046
    Provision for loan losses                               180               240              180             180             210
                                                  --------------    --------------  ---------------  --------------  --------------
      Net interest income after provision
        for loan losses                                  15,743            11,337           10,837          10,532           9,836
    Other income                                          3,851             3,553            3,465           1,896           1,592
    Other expenses                                       17,367            10,087            9,743           8,372           7,693
                                                  --------------    --------------  ---------------  --------------  --------------
    Income before income taxes                            2,227             4,803            4,559           4,056           3,735
    Income taxes                                            822             1,693            1,541           1,582           1,400
                                                  --------------    --------------  ---------------  --------------  --------------
      Net income                                         $1,405            $3,110           $3,018          $2,474          $2,335
                                                  ==============    ==============  ===============  ==============  ==============

                                                                               For the Year Ended December 31,
                                                         1999              1998            1997            1996            1995
                                                     --------------    --------------  -------------  --------------  --------------
Selected Operating Ratios and Other Data:
Performance Ratios:
    Average yield on interest-earning assets                 7.03%           7.34%           7.57%         7.80%           7.75%
    Average rate paid on interest-bearing liabilities        3.91%           4.27%           4.35%         4.26%           4.11%
    Average interest rate spread                             3.12%           3.07%           3.22%         3.54%           3.64%
    Net interest margin                                      3.66%           3.39%           3.55%         3.84%           3.92%
    Ratio of interest-earning assets to
      interest-bearing liabilities                         116.33%         108.18%         107.96%       107.70%         107.35%
    Net interest income after provision for loan
      losses to other expenses                              90.65% (2)     112.39%         111.23%       125.80%         127.87%
    Other expenses as a percent of
      average assets                                         3.71% (2)       2.79%           2.96%         2.84%           2.85%
    Return on average assets                                 0.30% (2)       0.86%           0.92%         0.84%           0.86%
    Return on average equity                                 1.85% (2)       8.89%           9.67%         9.10%           9.58%
    Ratio of average equity to average assets               16.22%           9.66%           9.50%         9.23%           9.01%
    Efficiency ratio (1)                                    96.29% (2)      75.16%          77.51%        70.61%          69.56%

(1) The efficiency ratio represents the ratio of other expenses divided by the sum of the net interest income and other income. This ratio excludes realized gains on sales of investment securities, property and loans, net. If this ratio included these realized gains, then the efficiency ratio would be 87.83%, 66.67%, 67.28%, 66.40% and 66.10% for the years ended
     December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(2) Excluding the effect of the $4.4 million contribution to Woronoco Savings Charitable Foundation, and the related tax effect of $1.5 million, where applicable, the following ratios for 1999 would be: net interest income after provision for loan losses to other expenses 121.82%, other expenses as a percent of average assets 2.76%, return on average assets 0.93%, return on average equity 5.72% and efficiency ratio 71.65%.

                                                                           For the Year Ended December 31,
                                                      1999              1998             1997            1996            1995
                                                  --------------    --------------  ---------------  --------------  --------------
Regulatory Capital Ratios:
    Leverage capital                                 16.77%             9.35%            9.08%           8.94%           9.28%
    Total risk-based capital                         26.97%            13.87%           15.14%          15.67%          15.95%

Asset Quality Ratios:
    Nonperforming loans and troubled debt
      restructurings as a percent of total loans      0.06%             0.38%            0.44%           0.11%           1.24%
    Nonperforming assets and troubled debt
      restructurings as a percent of total assets     0.21%             0.31%            0.45%           0.21%           1.15%
    Allowance for loan losses as a percent
      of total loans                                  0.75%             0.76%            0.74%           0.81%           0.91%
    Allowance for loan losses as a percent of
      nonperforming loans and troubled debt
      restructurings                              1,319.43%           200.74%          168.42%         758.33%          73.14%
    Net loans charged-off to average interest-
      earning loans                                   0.01%             0.01%            0.06%           0.05%           0.01%

Banking offices at end of period                         11                11               10               9               9

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

     The following discussion should be read in conjunction with the "Selected Consolidated Financial and Other Data of the Company" and the Company's Consolidated Financial Statements and notes thereto, each appearing elsewhere in this 10-K.

General

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as gains (losses) on securities and loan sales and service charges and other fees. The Company's noninterest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing expenses, data processing, professional services and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies. The Company exceeded all of its regulatory capital requirements at December 31, 1999.

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

Management Strategy

     The Company operates as a community-oriented savings bank, offering a wide
variety of financial products and services.   In recent years, the Company's
strategy has been to maintain profitability while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Company has sought to:

        . Provide superior service and competitive rates to increase deposits, including commercial accounts

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

        . Control interest rate risk by selectively utilizing off-balance sheet hedging transactions such as interest rate swaps, caps and floors

        . Originate high quality, multi-family and commercial real estate and commercial business loans which increase the yields earned on its overall loan portfolio, without incurring unnecessary risk

        . Expand its lending and deposit base through the establishment of full-service banking offices located inside supermarkets

        .  Explore opportunities through use of the internet

     Beginning in 1994, the Company began opening full-service banking offices in supermarkets operated by the regionally based Big Y Foods, Inc. Since 1994, the Company has established four such banking offices. The Company will continue to seek attractive opportunities to expand its branching activities through supermarket facilities as such opportunities arise.

     The Company continued to follow its current operating strategy in 1999.
The Company also enhanced its strategic plan in an effort to improve its long-term profitability, while maintaining a reasonable level of interest rate and credit risk. The Company's primary goal is to increase its loan and deposit market share, which we believe will improve our long-term profitability and maximize shareholder value. In 1999, in an effort to increase market share, the Company expanded its products and services, opened a new full service banking office in Amherst, Massachusetts, hired two outside residential loan originators, a commercial loan officer and a credit analyst, improved customer service and invested in technology.

     The Company's most significant new product, Woronoco Online Link, was launched in January of 1999. Woronoco Online Link is a PC and Internet based banking product, which allows consumers to transfer funds, complete balance and transaction history inquiries and pay bills. Demand for the new product has exceeded our expectations. At December 31, 1999, 6% of our checking account customers were using Online Link. We will continue to focus on ways to utilize electronic banking technology to reduce the cost of transactions and remain competitive in the market.

     The Company will continue to develop financial products, services and delivery systems while expanding fee-based businesses such as trust and investment management services. While emphasizing internal growth, the Company will also evaluate opportunities to grow through acquisition. Our first acquisition, the January 2000 purchase of Agan Insurance Agency, Inc., located in Westfield, Massachusetts, will move the Company closer to its goal of providing a full range of life cycle products and services to its customers. With the purchase of Agan, the Company plans to offer property and casualty insurance products to its existing customers and banking products to Agan's customers. In an effort to further benefit shareholder value, the Company also implemented a capital management strategy which includes a share repurchase program and a dividend plan. In February 2000, the Company completed its 5% buyback and announced a plan to repurchase up to 10% of its outstanding stock. The Company increased its dividend to $.05 per share, payable in February 2000. The Company will continue to seek opportunities to enhance long-term profitability and to maximize shareholder value.

Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 1999, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.


                                                                 For the Year Ended December 31,
                                                         -------------------------------------------
                                                                             1999
                                                         -------------------------------------------
                                                                                          Average
                                                            Average                       Yield/
                                                            Balance        Interest        Rate
                                                         ---------------  ------------  ------------
                                                                     (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
      Mortgage-backed securities                               $ 97,270       $ 6,511         6.69%
      Equity securities                                          28,921         1,367         4.73%
    FHLB stock                                                    6,041           342         5.66%
    Loans: (2)
      Residential real estate loans                             186,791        13,559         7.26%
      Commercial real estate loans                               23,331         2,112         9.05%
      Consumer loans                                             77,186         5,767         7.47%
      Commercial loans                                            6,333           474         7.48%
                                                         ---------------  ------------
        Loans, net                                              293,641        21,912         7.46%
    Other                                                         8,820           416         4.72%
                                                         ---------------  ------------
        Total interest-earning assets                           434,693        30,548         7.03%
                                                                          ------------
Noninterest-earning assets                                       32,951
                                                         ---------------
        Total assets                                          $ 467,644
                                                         ===============

Interest-bearing liabilities:
    Deposits:
      Money market accounts                                    $ 29,429         $ 912         3.10%
      Savings accounts (3)                                       77,119         1,356         1.76%
      NOW accounts                                               33,358           276         0.83%
      Certificates of deposit                                   131,163         6,615         5.04%
                                                         ---------------  ------------
        Total interest-bearing deposits                         271,069         9,159         3.38%
    Borrowings                                                  102,609         5,466         5.33%
                                                         ---------------  ------------
        Total interest-bearing liabilities                      373,678        14,625         3.91%
                                                                          ------------  ------------
    Demand deposits                                              15,389
    Other noninterest-bearing liabilities                         2,748
                                                         ---------------
        Total liabilities                                       391,815
    Total stockholders' equity                                   75,829
                                                         ---------------
        Total liabilities and stockholders' equity            $ 467,644
                                                         ===============
    Net interest-earning assets                                $ 61,015
                                                         ===============
    Net interest income/interest
      rate spread (4)                                                        $ 15,923         3.12%
                                                                          ============  ============
    Net interest margin as a percentage
      of interest-earning assets (5)                                                          3.66%
                                                                                        ============
    Ratio of interest-earning assets
      to interest-bearing liabilities                                                       116.33%
                                                                                        ============



                                                                            For the Year Ended December 31,
                                                    -------------------------------------------------------------------------
                                                                   1998                                 1997
                                                    ----------------------------------  -------------------------------------
                                                                            Average                                 Average
                                                      Average                Yield/       Average                    Yield/
                                                      Balance    Interest     Rate        Balance     Interest       Rate
                                                    ----------  ---------  -----------  -----------  ----------   -----------
                                                                            (Dollars in thousands)
Interest-earning assets: (1)
    Investments:
      Mortgage-backed securities                    $  43,762   $  2,887      6.60%       $ 44,094     $ 2,894        6.56%
      Equity securities                                19,405        721      3.72%         13,707         644        4.70%
    FHLB stock                                          2,978        177      5.94%          2,308         144        6.24%
    Loans: (2)
      Residential real estate loans                   166,037     12,820      7.72%        156,979      12,617        8.04%
      Commercial real estate loans                     21,201      1,984      9.36%         18,141       1,795        9.90%
      Consumer loans                                   78,040      5,847      7.49%         69,420       4,972        7.16%
      Commercial loans                                  5,915        452      7.64%          3,371         298        8.84%
                                                    ----------  ---------               -----------  ----------
        Loans, net                                    271,193     21,103      7.78%        247,911      19,682        7.94%
    Other                                               3,818        166      4.35%          2,568         153        5.96%
                                                    ----------  ---------               -----------  ----------
        Total interest-earning assets                 341,156     25,054      7.34%        310,588      23,517        7.57%
                                                                ---------                            ----------
Noninterest-earning assets                             20,843                               18,050
                                                    ----------                          -----------
        Total assets                                $ 361,999                            $ 328,638
                                                    ==========                          ===========

Interest-bearing liabilities:
    Deposits:
      Money market accounts                          $ 24,465   $    707      2.89%       $ 19,238       $ 407        2.12%
      Savings accounts (3)                             66,805      1,598      2.39%         64,285       1,759        2.74%
      NOW accounts                                     28,116        292      1.04%         24,941         253        1.01%
      Certificates of deposit                         140,371      7,800      5.56%        139,119       7,740        5.56%
                                                    ----------  ---------               -----------  ----------
        Total interest-bearing deposits               259,757     10,397      4.00%        247,583      10,159        4.10%
    Borrowings                                         55,617      3,080      5.54%         40,099       2,341        5.84%
                                                    ----------  ---------               -----------  ----------
        Total interest-bearing liabilities            315,374     13,477      4.27%        287,682      12,500        4.35%
                                                                ---------  ---------                 ----------  -----------
    Demand deposits                                    10,184                                7,939
    Other noninterest-bearing liabilities               1,463                                1,799
                                                    ----------                          -----------
        Total liabilities                             327,021                              297,420
    Total stockholders' equity                         34,978                               31,218
                                                    ----------                          -----------
        Total liabilities and stockholders' equity  $ 361,999                            $ 328,638
                                                    ==========                          ===========
    Net interest-earning assets                     $  25,782                             $ 22,906
                                                    ==========                          ===========
    Net interest income/interest
      rate spread (4)                                           $ 11,577      3.07%                   $ 11,017        3.22%
                                                                =========  =========                 ==========  ===========
    Net interest margin as a percentage
      of interest-earning assets (5)                                          3.39%                                   3.55%
                                                                           =========                             ===========
    Ratio of interest-earning assets
      to interest-bearing liabilities                                       108.18%                                 107.96%
                                                                           =========                             ===========

(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(3)  Savings accounts include mortgagors' escrow deposits.
(4) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

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


                                                                         Year Ended
                                                                      December 31, 1999
                                                                          Compared to
                                                                      December 31, 1998
                                                          -----------------------------------------
                                                             Increase (Decrease)
                                                                    Due to
                                                          -----------------------------------------
                                                            Volume          Rate           Net
                                                          ------------  -------------  ------------
Interest-earning assets:
     Mortgage-backed securities                                $3,581           $ 43        $3,624
     Equity securities                                            416            230           646
     FHLB stock                                                   173             (8)          165
     Loans:
         Residential real estate loans                          1,419           (680)          739
         Commercial real estate loans                             190            (62)          128
         Consumer loans                                           (64)           (16)          (80)
         Commercial loans                                          31             (9)           22
                                                          ------------  -------------  ------------
               Total loans                                      1,576           (767)          809
     Other                                                        235             15           250
                                                          ------------  -------------  ------------
               Total interest-earning assets                   $5,981         $ (487)       $5,494
                                                          ------------  -------------  ------------

Interest-bearing liabilities:
     Deposits:
         Money market accounts                                    151             54           205
         Savings accounts (1)                                     340           (582)         (242)
         NOW accounts                                             173           (189)          (16)
         Certificates of deposit                                 (492)          (693)       (1,185)
                                                          ------------  -------------  ------------
               Total interest-bearing deposits                    172         (1,410)       (1,238)
     Borrowings                                                 2,498           (112)        2,386
                                                          ------------  -------------  ------------
               Total interest-bearing liabilities               2,670         (1,522)        1,148
                                                          ------------  -------------  ------------
Increase (decrease)  in net interest income                    $3,311         $1,035        $4,346
                                                          ============  =============  ============
                                                                          Year Ended
                                                                       December 31, 1998
                                                                           Compared to
                                                                       December 31, 1997
                                                            -----------------------------------------
                                                               Increase (Decrease)
                                                                     Due to
                                                            -----------------------------------------
                                                              Volume         Rate            Net
                                                            ------------  ------------   ------------
Interest-earning assets:
     Mortgage-backed securities                                   $ (22)         $ 15           $ (7)
     Equity securities                                              155           (78)            77
     FHLB stock                                                      40            (7)            33
     Loans:
         Residential real estate loans                              637          (434)           203
         Commercial real estate loans                               278           (89)           189
         Consumer loans                                             638           237            875
         Commercial loans                                           187           (33)           154
                                                            ------------  ------------   ------------
               Total loans                                        1,740          (319)         1,421
     Other                                                           29           (16)            13
                                                            ------------  ------------   ------------
               Total interest-earning assets                     $1,942        $ (405)        $1,537
                                                            ------------  ------------   ------------

Interest-bearing liabilities:
     Deposits:
         Money market accounts                                    $ 128         $ 172          $ 300
         Savings accounts (1)                                        73          (234)          (161)
         NOW accounts                                                33             6             39
         Certificates of deposit                                     70           (10)            60
                                                            ------------  ------------   ------------
               Total interest-bearing deposits                      304           (66)           238
     Borrowings                                                     852          (113)           739
                                                            ------------  ------------   ------------
               Total interest-bearing liabilities                 1,156          (179)           977
                                                            ------------  ------------   ------------
Increase (decrease)  in net interest income                       $ 786        $ (226)         $ 560
                                                            ============  ============   ============

(1) Includes interest on mortgagors' escrow deposits.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

     Total assets increased by $74.1 million, or 17.4%, to $500.9 million at December 31, 1999, from $426.8 million at December 31, 1998. The growth in assets was primary attributable to increases in mortgage-backed securities available-for-sale and net loans. Mortgage-backed securities increased by $31.2 million, or 35.2%, to $120.0 million at December 31, 1999 from $88.8 million at December 31, 1998 primarily from the purchase of $49.7 million of mortgage-backed securities, offset by repayments of existing mortgage-backed pools. Net loans increased by $23.4 million, or 8.2%, to $307.4 million at December 31, 1999, from $284.0 million at December 31, 1998, primarily due to originations and refinancings of one- to four-family mortgage loans, as well as originations of multi-family and commercial mortgage loans and home equity loans and lines of credit. The relatively low interest rate environment and strong housing market during 1999 resulted in new originations of adjustable-rate and fixed-rate mortgages as well as home equity loans and lines, and one- to four-family refinance activity, primarily 15- and 30-year fixed-rate mortgage products. These originations and refinancings were partially offset by principal payments. Equity securities at December 31, 1999 totaled $30.0 million, an increase of $7.3 million, or 32.3%, compared to $22.6 million at December 31, 1998 due to the purchase of $12.3 million of trust preferred securities, offset by sales of common stock and mutual funds. The deferred tax asset totaled $4.9 million at December 31, 1999 compared to $55,000 at December 31, 1998 reflecting the $1.5 million tax effect related to the Company's $4.4 million contribution to establish Woronoco Savings Charitable Foundation as well as the tax adjustment associated with the change in unrealized gains (losses) on securities available for sale.

     Asset growth was funded primarily through FHLB borrowings and $53.5 million of proceeds from the conversion. FHLB Advances increased $41.0 million, or 36.9%, to $152.2 million at December 31, 1999 from $111.2 million at December 31, 1998. Total deposits at December 31, 1999 were $263.2 million, a decrease of $11.8 million, or 4.3%, compared to $275.0 million at December 31, 1998. Certificates of deposit decreased $19.7 million, or 14.3%, to $118.7 million at December 31, 1999 from $138.4 million at December 31, 1998. This decrease in certificates of deposit was primarily attributable to the maturing of previously offered premium rate certificate "specials" and other certificates of deposit which the Company was unable to retain due to competitive pricing pressures. This decrease in certificates of deposit was offset by an increase of $7.9 million, or 5.8%, in core deposit accounts, to $144.5 million at December 31, 1999 from $136.6 million at December 31, 1998. This increase in core deposits consisted mainly of $1.6 million in demand, $2.8 million in NOW and $3.1 million in money market, and was due in part to an active promotion of these products to gain new customers and the opening of a new banking office in 1999. To some extent, the increase in core deposits and decrease in certificate accounts is reflective of depositors' general unwillingness to commit funds to longer time periods given the current interest rate environment.

     Total stockholders' equity increased $45.1 million, or 126.1%, to $80.9 million at December 31, 1999, from $35.8 million at December 31, 1998, primarily resulting from $53.5 million of net proceeds received from the Conversion, partially offset by the purchase of $2.5 million of common stock in connection with the Company's Stock Award Plan, the repurchase of $1.8 million of common stock and a $5.6 million decrease in the after-tax net unrealized gain (loss) on available-for-sale securities. As of result of these transactions and the increase in total assets, the Company's ratio of equity capital to total assets increased to 16.15% at December 31, 1999 from 8.38% at December 31, 1998.

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

     General. Net income decreased $1.7 million, or 54.8%, to $1.4 million for the year ended December 31, 1999 from $3.1 million for the year ended December 31, 1998. Excluding the Company's $4.4 million contribution to establish the Woronoco Savings Charitable Foundation and the related tax effect of $1.5 million, operating earnings for 1999 totaled $4.3 million, an increase of $1.2 million, or 39.5%, from 1998. This growth was primarily due to increases in net interest income and other income. Net interest income increased $4.3 million resulting from a $93.5 million increase in the average balance of net interest-earning assets, expansion in the average interest rate spread to 3.12% from 3.07% and the net proceeds of $53.5 million realized from the Conversion. These increases were partially offset by a $2.8 million increase in other expenses (excluding the contribution of $4.4 million), and a $640,000 increase in income taxes (excluding the $1.5 million tax effect of the charitable contribution).

     Interest Income. Interest income amounted to $30.5 million for the year ended December 31, 1999, representing an increase of $5.5 million, or 21.9%, from 1998. The increase was the result of a $93.5 million increase in average interest-earning assets offset by a 31 basis point decrease in the yield on interest-earning assets. Interest and dividend income on the securities portfolio increased $4.4 million to $8.2 million for the year ended December 31, 1999 reflecting increases of $53.5 million in average mortgage-backed securities and $9.5 million in average equity securities. Interest income on loans increased by $809,000 to $21.9 million for the year ended December 31, 1999 from $21.1 million for the same period in 1998, due to a $22.4 million increase in average loan balances, primarily in the residential real estate portfolio, offset by a 32 basis point decrease in the average yield to 7.46%. The decrease in the yield on average loans primarily reflects lower average interest rates during 1999, which resulted in lower rates on all new loans originated or refinanced.

     Interest Expense. Total interest expense for the year ended December 31, 1999 was $14.6 million, compared to $13.5 million for the year ended December 31, 1998, an increase of $1.1 million, or 8.5%. This increase reflects growth of $58.5 million in the average balance of interest-bearing liabilities, offset by a 36 basis point decrease in the average rate paid on such liabilities. The reduction in the average rate paid on interest-bearing liabilities primarily reflects a lower interest rate environment and a shift in the composition of deposits. Average interest-bearing deposits increased $11.3 million, primarily attributable to growth in average core deposit balances to $139.9 million for the year ended December 31, 1999 from $119.4 million for the year ended December 31, 1998. To some extent, the increase in core deposits can be attributed to the shifting investment of maturing certificates into core deposits in part due to depositors' general unwillingness to commit funds to longer time periods given the current low interest rate environment. Interest expense on borrowed funds increased $2.4 million, or 77.5%, in the year ended December 31, 1999 to $5.5 million from $3.1 million for the same period in 1998 due to a $47.0 million increase in the average balance of such funds to $102.6 million, which was partially offset by a 21 basis point reduction in the average rate paid on borrowed funds to 5.33% for the year ended December 31, 1999. The increase in borrowed funds in 1999 reflects management's decision to increase its utilization of borrowings to fund asset growth.

     Provision for Loan Losses. The Company's provision for loan losses decreased by $60,000, or 25.0%, to $180,000 for the year ended December 31, 1999 from $240,000 for the year ended December 31, 1998. Management determined that a decrease in the provision was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses. At December 31, 1999, the Company's allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 1,319%, compared to 201% at December 31, 1998, primarily due to a decrease in troubled debt restructurings. At December 31, 1999 the Company had no troubled debt restructurings compared to $773,000 at December 31, 1998 mainly resulting from a foreclosure on an office/retail building. At December 31, 1999, the Company's allowance for loan losses as a percentage of total loans, net, was 0.75% compared to 0.76% at December 31, 1998.

     Management of the Company assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

     Other Income. Total non-interest income increased $298,000, or 8.4%, to $3.9 million at December 31, 1999 compared to $3.6 million at December 31, 1998 resulting from growth in fee income and net gain on sales of securities, which were partially offset by lower net gain on sales of loans. Fee income increased $217,000, or 13.0%, to $1.9 million for 1999 compared to $1.7 million for 1998 due to growth in transaction accounts and higher servicing income resulting from the securitization of $19.1 million of 30 year fixed-rate mortgage loans in August, 1998. Net gain on sales of securities increased $317,000 to $1.7 million in 1999 from $1.4 million in 1998. The Company did not realize gains on sales of loans in 1999 compared to gains on sales of loans for 1998 totaling $290,000. This gain was the result of the securitization of mortgage loans during 1998.

     Other Expenses. Total other expenses were $17.4 million in 1999 compared to $10.1 million in 1998. Excluding the $4.4 million contribution to establish the Woronoco Savings Charitable Foundation, total other expenses increased by $2.8 million, or 28.1%, to $12.9 million for 1999 from $10.1 million for 1998. Compensation and employee benefit expense increased $1.5 million, or 29.7%, primarily due to expenses of the Company's employee stock ownership plan and stock-based incentive plan, additional staff required to support the Bank's expanded branch network and the growth of the Bank, staffing costs associated with the opening of full service banking offices in 1998 and 1999, standard wage increases and increased benefits costs. Occupancy and equipment expenses increased $301,000, or 20.5%, reflecting the opening of new, full-service banking offices in 1998 and 1999 as well as the expansion and renovation of the Company's headquarters in 1999. Marketing expenses increased $224,000, or 35.8%, resulting from increased promotional activities. Professional services expense increased $296,000, or 59.9%, mainly due to higher legal and audit and accounting expenses related to the additional requirements of being a public company. Data processing expenses increased $114,000, or 17.3%, principally as a result of an increase in transaction accounts. Contributions increased $4.3 million due to the Company's $4.4 million contribution to establish the Woronoco Savings Charitable Foundation. Other general and administrative expenses increased $489,000, or 30.4%, primarily resulting from expenses associated with the additional requirements of being a public company, Delaware franchise taxes and increased costs associated with the Company's larger deposit base.

     Income Taxes. Total income tax expense was $822,000 for the year ended December 31, 1999, compared to $1.7 million in 1998. Excluding the $1.5 million tax effect related to the contribution to the foundation, income tax expense would have totaled $2.3 million, representing an increase of $640,000, or 37.8%. The effective tax rates were 36.9% and 35.2% for the respective periods.

Comparison of Financial Condition at December 31, 1998 and December 31, 1997

     Total assets increased by $84.9 million, or 24.8%, to $426.8 million at December 31, 1998, from $341.9 million at December 31, 1997. The growth in assets was primarily attributable to a $48.9 million increase in mortgage-backed securities available-for-sale, a $6.9 million increase in equity securities available-for-sale, a $22.3 million increase in net loans and a $2.4 million increase in banking premises and equipment. Mortgage-backed securities increased by $48.9 million, or 122.4%, to $88.8 million at December 31, 1998 from $39.9 million at December 31, 1997. The net increase in mortgage-backed securities was primarily due to the purchase of $40.5 million of mortgage-backed securities. Such securities were purchased in the fourth quarter of 1998 as management used borrowed funds in anticipation of receiving conversion proceeds to purchase them. The securitization of $19.1 million of fixed rate one- to four-family mortgage loans also contributed to this increase. Equity securities at December 31, 1998 totaled $22.6 million, an increase of $6.9 million, or 44.0%, compared to $15.7 million at December 31, 1997 attributable to net purchases of $8.1 million and a decrease in the unrealized gain of $1.2 million. Net loans increased by $22.3 million, or 8.5%, to $284.0 million at December 31, 1998, from $261.7 million at December 31, 1997, primarily due to increased originations of one- to four-family mortgage loans and home equity loans and lines of credit. The relatively low interest rate environment during 1998 increased one- to four-family refinance activity, primarily 15- and 30-year fixed-rate mortgage products. These originations were partially offset by the $19.1 million in fixed rate one- to four-family loans that were securitized and are now classified as mortgage-backed securities. Premises and equipment increased by $2.4 million, or 40.1%, due to the construction of an addition to the Company's main office, which will provide additional office space for the Company's administrative operations, and the renovation of a branch office.

     Asset growth was funded primarily through FHLB borrowings and deposit inflows. Borrowed funds increased $69.5 million, or 166%, to $111.2 million at December 31, 1998 from $41.7 million at December 31, 1997. Total deposits at December 31, 1998 were $275.0 million, an increase of $12.3 million, or 4.7%, compared to $262.7 million at December 31, 1997. The increase was primarily due to an increase of $17.2 million, or 14.4%, in core deposit accounts, to $136.6 million at December 31, 1998 from $119.4 million at December 31, 1997. This increase in deposits consisted of $2.1 million in demand, $6.5 million in NOW, $4.9 million in money market, and $3.7 million in savings accounts and was due in part to an active promotion to gain new checking account customers and the opening of a new banking office in 1998 which had $3.6 million of deposits at December 31, 1998. Certificates of deposit decreased $4.9 million, or 3.4%, to $138.4 million at December 31,1998 from $143.3 million at December 31, 1997. The decrease in certificates of deposit was primarily attributable to the maturing of previously offered certificate "specials" that the Company did not actively seek to retain. To some extent, the increase in core deposits and decrease in certificate accounts is reflective of depositors' general unwillingness to commit funds to longer time periods given the current interest rate environment.

     Total stockholders' equity increased $2.5 million, or 7.3%, to $35.8 million at December 31, 1998, from $33.3 million at December 31, 1997, primarily the result of net income of $3.1 million for the year ended December 31, 1998 which was offset by a $669,000 decrease in the after-tax net unrealized gain on available-for-sale securities during the same period. The $669,000 decrease in the after-tax net unrealized gain on available-for-sale securities, along with the increase in assets, caused a decrease in the Company's ratio of equity capital to total assets to 8.38% at December 31, 1998 from 9.75 % at December 31, 1997.

Comparison of Operating Results for the Years Ended December 31, 1998 and December 31, 1997

     General. Net income increased $92,000, or 3.0%, to $3.1 million for the year ended December 31, 1998 from $3.0 million for the year ended December 31, 1997. This increase was due to the increase in net interest income which, despite a decrease in the average interest rate spread to 3.07% from 3.22%, increased by $560,000 due to an increase in the average balance of net interest-earning assets. This increase was partially offset by a $344,000 increase in other expenses, and a $152,000 increase in income taxes.

     Interest Income. Interest income amounted to $25.1 million for the year ended December 31, 1998, representing an increase of $1.5 million, or 6.5%, from 1997. The increase was the result of a $30.6 million increase in average interest-earning assets offset by a 23 basis point decrease in the yield on interest-earning assets. Interest income on loans increased by $1.4 million to $21.1 million for the year ended December 31, 1998 from $19.7 million for the same period in 1997, due to a $23.3 million increase in the average balance in loans offset by a 16 basis point decrease in the average yield to 7.78%. The decrease in the average interest rate on interest-earning assets was primarily due to the lower interest rate environment during 1998 which resulted in lower yields on all new loans originated or refinanced. Interest and dividend income on the securities portfolio increased $103,000 to $3.8 million for the year ended December 31, 1998.

     Interest Expense. Total interest expense for the year ended December 31, 1998 was $13.5 million, compared to $12.5 million for the year ended December 31, 1997, an increase of $977,000, or 7.8%. This increase reflects a $27.7 million increase in the average balance of interest-bearing liabilities in 1998 compared to 1997, offset by an 8 basis point decrease in the average rate paid on such liabilities over the same period due to a lower interest rate
environment.   Average interest-bearing deposits increased $12.2 million, primarily attributable to an increase in the average balance of core deposit accounts to $119.4 million for the year ended December 31, 1998 from $108.4
million for the year ended December 31, 1997.   To some extent, the increase in
core deposits can be attributed to the maturing of previously offered certificate "specials" and the depositors' general unwillingness to commit funds to longer time periods given the current low interest rate environment.
Interest expense on borrowed funds increased $739,000, or 31.6%, in the year ended December 31, 1998 to $3.1 million from $2.3 million for the same period in 1997 due to a $15.5 million increase in the average balance of such funds to $55.6 million, which was partially offset by a 30 basis point reduction in the average rate paid on borrowed funds to 5.54% for the year ended December 31, 1998. The increase in borrowed funds in 1998 reflects management's decision to increase its utilization of borrowings to fund asset growth.

     Provision for Loan Losses. The Company's provision for loan losses increased by $60,000, or 33.3%, to $240,000 for the year ended December 31, 1998 from $180,000 for the year ended December 31, 1997. The increase in the provision was due primarily to the growth of the Company's loan portfolio. The increased provision also reflects management's strategy to continue to emphasize the origination of commercial real estate and commercial business loans. Such loans generally bear a greater degree of risk compared to one- to four-family mortgage loans. At December 31, 1998, the Company's allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 201%, compared to 168% at December 31, 1997, due to the increase in the provision and a decrease in non-accruing loans to $306,000 at December 31, 1998 from $885,000 at December 31, 1997. At December 31, 1998, the Company's allowance for loan losses as a percentage of total loans, net, was 0.76% compared to 0.74% at December 31, 1997.

     Other Income. Total other income was $3.6 million for the year ended December 31, 1998 compared to $3.5 million for the same period in 1997, reflecting an increase of $88,000, or 2.5%. This increase was primarily due to increases in fee income and gain on sales of loans, partially offset by lower gain on sales of securities. Fee income increased $271,000, or 19.4%, to $1.7 million for 1998 compared to $1.4 million for 1997 reflecting growth in transaction accounts. The $290,000 gain on sales of loans in 1998 was the result of the securitization of 30 year fixed-rate mortgage loans during 1998.

     Other Expenses. Total other expenses increased by $344,000, or 3.5%, to $10.1 million for 1998 from $9.7 million for 1997. Compensation and employee benefit expense increased $269,000 to $5.0 million for 1998 from $4.7 million for 1997 primarily due to staffing costs associated with the opening of a full-service banking office during 1998. Occupancy and equipment expenses increased $163,000, or 12.5%, primarily due to the opening of new, full-service banking offices in 1997 and 1998. Other expenses decreased $88,000, primarily due to the $549,000 contribution to the charitable foundation in 1997, offset by higher professional services expense, computer processing charges and expenses associated with growth in the Company's core deposits. During 1997, the Company established a private charitable foundation to provide grants to charitable organizations. The foundation was funded by a donation from the Company of equity securities with a fair value of $549,000 at the date of transfer, the total amount of which is included in other expenses.

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

Liquidity and Capital Resources

     Liquidity and funding strategies are the responsibility of the Company's Asset Liability Management Committee ("ALCO"). The ALCO is responsible for establishing liquidity targets and implementing strategies to meet desired goals. Liquidity is measured by the Company's ability to raise cash within 30 days at a reasonable cost and with a minimum of loss. The Company's primary sources of funds are deposits, principal and interest payments on loans and investment securities and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans, other types of consumer loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the years ended December 31, 1999, 1998 and 1997, the Company's loan originations totaled $87.2 million, $103.2 million and $79.1 million, respectively. For the years ended December 31, 1999, 1998 and 1997, the Company's investments in mortgage-backed and equity securities totaled $150.0 million, $111.4 million and $55.6 million, respectively. The Company experienced a net decrease in total deposits of $11.8 million for the year ended December 31, 1999 compared to increases in total deposits of $12.4 million and $13.7 million for the years ended December 31, 1998 and 1997, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 1999, the Company had $152.1 million of outstanding FHLB borrowings. Although the Company's policies allow for the use of brokered deposits, the Company currently has no brokered deposits.

     In 1998, the Company completed the securitization (converting whole loans into mortgage-backed securities) of $19.1 million of 30 year fixed-rate one- to four-family mortgage loans with Fannie Mae. The loans are serviced as mortgage-backed securities for Fannie Mae. In addition to resulting in a decrease in loans receivable and a related increase in mortgage-backed securities, the securitization provides a liquidity related benefit to the Company in that it adds high quality collateral to the Company's balance sheet which can be pledged for borrowings in the secondary market and designates such loans as "available-for-sale" so that the Company could sell or collateralize such securities.

     Outstanding commitments for all loans totaled $7.7 million at December 31, 1999. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totaled $102.7 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.
From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

     At December 31, 1999, the Company exceeded all of its regulatory capital requirements with a leverage capital level of $83.7 million, or 16.77% of adjusted assets, which is above the required level of $20.0 million, or 4.00%, and risk-based capital of $86.0 million, or 26.97% of adjusted assets, which is above the required level of $25.5 million, or 8.00%.

Year 2000 Compliance

     The Company accomplished the objectives established in its Year 2000 Action Plan. All internal software and hardware used in the Company's business made it through the transition from 1999 to 2000 without any abnormalities or inaccurate results. In addition, the Company's critical vendors and suppliers also made the transition successfully. As evidenced by our quiet and uneventful transition to the new millenium, the interests of our customers were well protected during the entire project.

     Other critical, future dates previously identified as being potentially vulnerable to the Year 2000 problem were tested as part of the century rollover testing. All critical applications thought to be impacted by future dates were evaluated and further testing of various dates conducted as necessary. Any potential problems identified during this testing have been corrected. Our success with century rollover testing gives us confidence that testing of other future critical dates is just as reliable. We therefore do not anticipate any problems associated with these future dates.

     As a side benefit of the Year 2000 project, the Company completed a revision of its Business Resumption Plan. The new plan was successfully tested and will continue to be updated and tested annually. The Company also established a new Contingency Back-Up Site and plans to make further improvements to the infrastructure of this site during 2000. Federal regulators are continuing to monitor the status of the banking industry as it relates to any future date implications.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair market value of a recognized asset or liability, or of an unrecognized firm commitment that is attributable to a particular risk, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

     The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company maintains an ALCO responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a quarterly basis and reports trends and interest rate risk position to the Board of Directors on a quarterly basis.

     The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company. Besides the risk that rising interest rates could cause the cost of liabilities to rise faster than the yield on assets, the Company's interest rate spread and margin could also be negatively affected in a declining interest rate environment if prepayments were to increase and the Company were to reinvest such proceeds at a lower rate. The Company's spread and margin would also be negatively impacted if deposit interest rates did not decline commensurate with asset yields in such a declining interest rate environment. Similarly, spreads and margins would contract in a so-called flat- or inverse-yield curve environment, in which traditional spreads between short- and long-term interest rates were to be compressed or become negative.

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination of shorter-term adjustable-rate loans, such as home equity loans and lines of credit as well as emphasizing the origination of multi-family and commercial real estate loans;
(2) emphasizing the origination of retail checking accounts and offering deposit products with a variety of interest rates; (3) preparing and monitoring static gap and asset/liability funding matrix reports; and (4) selectively utilizing off-balance sheet hedging transactions, such as interest rate swaps, caps and floors.

     The Company periodically is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include interest rate swap, cap and floor agreements. Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal, or notional, amounts. These transactions are accounted for using the accrual method. Net interest income resulting from the differential between exchanging floating and fixed-rate payments is recorded on a current basis. Interest rate cap and floor agreements generally involve the payment of a premium in return for cash receipts if interest rates rise above or fall below a specified interest rate level. Payments are based on a notional principal amount. Swaps are generally negotiated for periods of one to five years. Caps and floors generally are not readily available for time periods longer than five years. The Company's stated objective regarding the utilization of interest rate swaps, caps and floors is to reduce risk associated with adverse rate volatility while enabling the Company to benefit from favorable interest rate movements. The Company's policies provide that a rate swap is in essence a "cross hedge" and may only be undertaken if the potential correlation of the swap is reasonable. The Company's policies also provide that the costs of caps and floors must be analyzed as they pertain to the spread, asset yield or liability cost being protected. Such costs must be viewed in light of the Company's overall profitability. The Company's policies further provide that swap arrangements and the purchase of caps and floors shall only be negotiated with firms which meet the Company's investment criteria. All counter-parties to swap, cap and floor arrangements must be pre-approved by the Company's Board of Directors. At December 31, 1999, the notional principal amounts of the Company's outstanding interest rate cap and floor agreements were $10 million each. Under the terms of the cap agreements, which were entered into during 1998, the Company paid premiums totaling $80,000 which is included in other assets and being amortized over three years which are the terms of the agreements. Amortization for the year ended December 31, 1999 totaled $27,000 and is recorded as an interest expense on advances. The agreements provide that, if the London Interbank Offered Rate ("LIBOR") increases above 6%, the Company receives cash payments on a quarterly basis. There were no cash payments for the year ended December 31, 1999. Under the terms of the floor agreement, the Company paid a premium of $134,000 during 1996 which is included in other assets and is being amortized over five years which is the term of the agreement. Amortization for the year ended December 31, 1999 totaled $27,000 and is recorded as an interest expense on advances. The agreement provides that if LIBOR falls below 5.75%, the Company receives cash payments on a quarterly basis. Cash payments received during the year ended December 31, 1999 totaled $53,000 and was recorded as a credit to interest on advances. At December 31, 1999, the Company was not a party to any swap arrangements.

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1999, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 30.12%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a one-year period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. Mortgage-backed securities were assumed to prepay at rates between 5.28% and 27.89% annually. The stratification of savings deposits (including NOW, savings and money market accounts) is based on management's philosophy of repricing core deposits in response to changes in the general interest rate environment. Prepayment rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan prepayment activity.


                                                                           At December 31, 1999
                                         -------------------------------------------------------------------------------------
                                                                                More than                     More than
                                                    1 Year                      1 Year to                    2 Years to
                                                    or Less                      2 Years                       3 Years
                                         --------------------------   ---------------------------   --------------------------
                                                          Average                       Average                      Average
                                            Balance         Rate         Balance         Rate          Balance         Rate
                                         --------------   ---------   ---------------  ----------   --------------   ---------
                                                                         (Dollars in Thousands)
Interest-earning assets:(1)

    Mortgage-backed securities                $ 18,599       6.86%          $ 11,404       6.76%         $ 10,841       6.75%
    Equity securities                                -           -                 -           -                -           -
    FHLB stock                                   7,542       6.65%                 -           -                -           -
    Loans, net                                 114,799       7.93%            55,557       7.21%           24,873       7.44%
    Other                                        2,616       4.25%                 -           -                -           -
                                         --------------               ---------------               --------------
       Total interest-earning assets         $ 143,556                      $ 66,961                     $ 35,714
                                         ==============               ===============               ==============

Interest-bearing liabilities:

    Savings accounts                           $ 6,000       1.98%               $ -           -              $ -           -
    Money market accounts                       30,321       3.30%                 -           -                -           -
    NOW accounts                                     -           -                 -           -                -           -
    Certificates of deposit                    105,793       4.93%             9,879       4.97%            2,952       4.80%
    Borrowings                                 152,317       5.65%                 -           -                -           -
                                         --------------               ---------------               --------------
       Total interest-bearing liabilities    $ 294,431                       $ 9,879                      $ 2,952
                                         ==============               ===============               ==============

                                         --------------               ---------------               --------------
    Interest-rate sensitivity gap (2)        $(150,875)                     $ 57,082                     $ 32,762
                                         ==============               ===============               ==============

    Cumulative interest-rate
                                         --------------               ---------------               --------------
       sensitivity gap                       $(150,875)                    $ (93,793)                   $ (61,031)
                                         ==============               ===============               ==============

    Cumulative interest sensitivity gap
       as a percentage of total assets         (30.12%)                      (18.72%)                     (12.18%)

    Cumulative interest sensitivity gap
       as a percentage of total interest
       earning assets                          (34.71%)                      (21.58%)                     (14.04%)

    Cumulative interest-earning assets
       as a percentage of cumulative
       interest-bearing liabilities            (95.15%)                      117.31%                      109.01%


                                                                           At December 31, 1999
                                            -------------------------------------------------------------------------------------
                                                    More than                     More than
                                                    3 Years to                    4 Years to                    More than
                                                     4 Years                       5 Years                      5 Years
                                            ---------------------------   --------------------------   --------------------------
                                                              Average                      Average                      Average
                                               Balance         Rate          Balance         Rate         Balance         Rate
                                            --------------   ----------   --------------   ---------   --------------   ---------
                                                                            (Dollars in Thousands)
Interest-earning assets:

    Mortgage-backed securities                   $ 10,828        7.20%          $ 7,013       6.11%         $ 65,442       6.68%
    Equity securities                                   -            -                -           -           31,981       4.18%
    FHLB stock                                          -            -                -           -                -           -
    Loans, net                                     28,339        7.75%           23,984       7.49%           59,855       8.53%
    Other                                               -            -                -           -                -           -
                                            --------------                --------------               --------------
       Total interest-earning assets             $ 39,167                      $ 30,997                    $ 157,278
                                            ==============                ==============               ==============

Interest-bearing liabilities:

    Savings accounts                                  $ -            -              $ -           -         $ 61,169       1.98%
    Money market accounts                               -            -                -           -                -           -
    NOW accounts                                        -            -                -           -           35,076       0.50%
    Certificates of deposit                            31        5.60%                -           -                -           -
    Borrowings                                          -            -                -           -                -           -
                                            --------------                --------------               --------------
       Total interest-bearing liabilities            $ 31                           $ -                     $ 96,245
                                            ==============                ==============               ==============

                                            --------------                --------------               --------------
    Interest-rate sensitivity gap (2)            $ 39,136                      $ 30,997                     $ 61,033
                                            ==============                ==============               ==============

    Cumulative interest-rate
                                            --------------                --------------               --------------
       sensitivity gap                          $ (21,895)                      $ 9,102                     $ 70,135
                                            ==============                ==============               ==============

    Cumulative interest sensitivity gap
       as a percentage of total assets             (4.37%)                        1.82%                       14.00%

    Cumulative interest sensitivity gap
       as a percentage of total interest
       earning assets                              (5.04%)                        2.09%                       16.13%

    Cumulative interest-earning assets
       as a percentage of cumulative
       interest-bearing liabilities               100.08%                       100.00%                      257.69%


                                                 At December 31, 1999
                                            ------------------------------

                                                Total             Fair
                                                Amount           Value(3)
                                            ---------------  ---------------
                                                (Dollars in Thousands)
Interest-earning assets:

    Mortgage-backed securities                   $ 124,127        $ 120,005
    Equity securities                               31,981           29,952
    FHLB stock                                       7,542            7,542
    Loans, net                                     307,407          299,679
    Other                                            2,616            2,617
                                            ---------------  ---------------
       Total interest-earning assets             $ 473,673        $ 459,795
                                            ===============  ===============

Interest-bearing liabilities:

    Savings accounts                              $ 67,169         $ 67,169
    Money market accounts                           30,321           30,321
    NOW accounts                                    35,076           35,076
    Certificates of deposit                        118,655          118,856
    Borrowings                                     152,317          152,136
                                            ---------------  ---------------
       Total interest-bearing liabilities        $ 403,538        $ 403,558
                                            ===============  ===============

                                            ---------------
    Interest-rate sensitivity gap (2)             $ 70,135
                                            ===============

    Cumulative interest-rate

       sensitivity gap


    Cumulative interest sensitivity gap
       as a percentage of total assets

    Cumulative interest sensitivity gap
       as a percentage of total interest
       earning assets

    Cumulative interest-earning assets
       as a percentage of cumulative
       interest-bearing liabilities


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

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page

Independent Auditors' Report                                                  1

Consolidated Balance Sheets as of December 31,
  1999 and 1998                                                               2

Consolidated Statements of Income for the Years
  Ended December 31, 1999, 1998 and 1997                                      3

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1999, 1998 and 1997                        4

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1999, 1998 and 1997                                5

Notes to Consolidated Financial Statements                                 6-44

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Woronoco Bancorp, Inc.
Westfield, Massachusetts

We have audited the consolidated balance sheets of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in surplus and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



WOLF & COMPANY, P.C.

Boston, Massachusetts
January 20, 2000

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)

                                                                                                  December 31,
                                                                                    -------------------------------------------
Assets                                                                                        1999                    1998
                                                                                    --------------------    -------------------
Cash and due from banks                                                                         $13,569                $10,371
Interest-bearing balances                                                                         2,616                  1,640
                                                                                    --------------------    -------------------
         Total cash and cash equivalents                                                         16,185                 12,011

Securities available for sale, at fair value                                                    149,957                111,409
Federal Home Loan Bank stock, at cost                                                             7,542                  5,648
Loans, net of allowance for loan losses ($2,309 at
   December 31, 1999 and $2,166 at December 31, 1998)                                           307,407                284,043
Other real estate owned, net                                                                        883                    241
Banking premises and equipment, net                                                               8,859                  8,290
Accrued interest receivable                                                                       2,263                  1,748
Net deferred tax asset                                                                            4,922                     55
Cash surrender value of life insurance                                                            2,075                  1,917
Other assets                                                                                        855                  1,464
                                                                                    --------------------    -------------------
         Total assets                                                                          $500,948               $426,826
                                                                                    ====================    ===================

Liabilities and Stockholders' Equity

Deposits                                                                                       $263,196               $275,041
Federal Home Loan Bank advances                                                                 152,147                111,163
Repurchase agreements                                                                               170                    100
Mortgagors' escrow accounts                                                                         883                    645
Accrued expenses and other liabilities                                                            3,657                  4,104
                                                                                    --------------------    -------------------
         Total liabilities                                                                      420,053                391,053
                                                                                    --------------------    -------------------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                                   -                      -
    Common stock ($.01 par value; 16,000,000 shares
      authorized; shares issued: 5,998,860 at December 31, 1999;
      shares outstanding: 5,822,360 at December 31, 1999)                                            60                      -
    Additional paid-in capital                                                                   57,874                      -
    Unearned compensation                                                                        (6,604)                     -
    Retained earnings                                                                            35,230                 34,060
    Accumulated other comprehensive (loss) income - net
      unrealized (loss) gain on securities available for sale,
      net of tax effects                                                                         (3,875)                 1,713
    Treasury stock, at cost (176,500 shares)                                                     (1,790)                     -
                                                                                    --------------------    -------------------
         Total stockholders' equity                                                              80,895                 35,773
                                                                                    --------------------    -------------------
         Total liabilities and stockholders' equity                                            $500,948               $426,826
                                                                                    ====================    ===================


See accompanying notes to the consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)

                                                                                      Years Ended December 31,
                                                                     -------------------------------------------------------
                                                                          1999                1998               1997
                                                                     ---------------     ---------------    ----------------
Interest and dividend income:
    Interest and fees on loans                                             $ 21,912            $ 21,103            $ 19,682
    Interest and dividends on securities:
        Interest                                                              6,511               2,887               2,894
        Dividends                                                             1,709                 898                 788
    Interest on federal funds sold                                              330                  63                  36
    Other interest income                                                        86                 103                 117
                                                                     ---------------     ---------------    ----------------
               Total interest and dividend income                            30,548              25,054              23,517
                                                                     ---------------     ---------------    ----------------

Interest expense:
    Interest on deposits                                                      9,159              10,397              10,159
    Interest on borrowings                                                    5,466               3,080               2,341
                                                                     ---------------     ---------------    ----------------
               Total interest expense                                        14,625              13,477              12,500
                                                                     ---------------     ---------------    ----------------

Net interest and dividend income                                             15,923              11,577              11,017
Provision for loan losses                                                       180                 240                 180
                                                                     ---------------     ---------------    ----------------

Net interest income, after provision for loan losses                         15,743              11,337              10,837
                                                                     ---------------     ---------------    ----------------

Other income:
    Fee income                                                                1,886               1,669               1,398
    Gain on sales and disposition of securities,
        net                                                                   1,737               1,420               1,895
    Gain on sales of property                                                     -                   -                  17
    Gain on sales of loans, net                                                   -                 290                   -
    Other income                                                                228                 174                 155
                                                                     ---------------     ---------------    ----------------
               Total other income                                             3,851               3,553               3,465
                                                                     ---------------     ---------------    ----------------

Other expenses:
    Salaries and employee benefits                                            6,478               4,993               4,724
    Occupancy and equipment                                                   1,766               1,465               1,302
    Other real estate owned                                                     123                  96                 110
    Marketing                                                                   849                 625                 610
    Professional services                                                       790                 494                 360
    Data processing                                                             772                 658                 595
    Deposit insurance                                                            44                  32                  31
    Contributions                                                             4,448                 116                 613
    Other general and administrative                                          2,097               1,608               1,398
                                                                     ---------------     ---------------    ----------------
               Total other expenses                                          17,367              10,087               9,743
                                                                     ---------------     ---------------    ----------------

Income before income taxes                                                    2,227               4,803               4,559

Provision for income taxes                                                      822               1,693               1,541
                                                                     ---------------     ---------------    ----------------

               Net income                                                   $ 1,405             $ 3,110             $ 3,018
                                                                     ===============     ===============    ================

See accompanying notes to consolidated financial statements.

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1999, 1998 and 1997

                                 (In Thousands)


                                                                  Additional
                                                 Common            Paid-in      Unearned       Retained
                                                 Stock             Capital    Compensation     Earnings
                                               -----------       -----------  ------------    -----------
Balance at December 31, 1996                        $   --         $   --        $   --         $ 27,932


Comprehensive income:
Net income                                              --             --            --            3,018
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                           --             --            --             --

           Total comprehensive income
                                                    --------       --------      --------       --------

Balance at December 31, 1997                            --             --            --           30,950


Comprehensive income:
Net income                                              --             --            --            3,110
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                           --             --            --             --

           Total comprehensive income
                                                    --------       --------      --------       --------

Balance at December 31, 1998                            --             --            --           34,060


Comprehensive income (loss):
Net income                                              --             --            --            1,405
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                           --             --            --             --

           Total comprehensive loss


Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                                     60         57,866        (4,609)          --

Purchase of common stock in connection with
   employee and non-employee directors benefit
   programs                                             --             --          (2,472)          --

Decrease in unearned compensation                       --                8           477           --

Cash dividends declared                                 --             --            --             (235)

Treasury stock purchased                                --             --            --
                                                    --------       --------      --------       --------

Balance at December 31, 1999                        $     60       $ 57,874      $ (6,604)      $ 35,230
                                                    ========       ========      ========       ========

                                                  Accumulated
                                                     Other
                                                 Comprehensive      Treasury
                                                  Income (Loss)      Stock       Total
                                                  -------------   ------------ -----------
Balance at December 31, 1996                        $  1,142       $   --         $ 29,074

                                                                                  --------

Comprehensive income:
Net income                                              --             --            3,018
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                          1,240           --            1,240

                                                                                  --------
           Total comprehensive income                                                4,258
                                                    --------       --------       --------

Balance at December 31, 1997                           2,382           --           33,332

                                                                                  --------

Comprehensive income:
Net income                                              --             --            3,110
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                           (669)          --             (669)

                                                                                  --------
           Total comprehensive income                                                2,441
                                                    --------       --------       --------

Balance at December 31, 1998                           1,713           --           35,773

                                                                                  --------

Comprehensive income (loss):
Net income                                              --             --            1,405
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                         (5,588)          --           (5,588)

                                                                                  --------
           Total comprehensive loss                                                 (4,183)
                                                                                  --------

Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                                   --             --           53,317

Purchase of common stock in connection with
   employee and non-employee directors benefit
   programs                                             --             --           (2,472)

Decrease in unearned compensation                       --             --              485

Cash dividends declared                                 --             --             (235)

Treasury stock purchased                                             (1,790)        (1,790)
                                                    --------       --------       --------

Balance at December 31, 1999                        $ (3,875)      $ (1,790)      $ 80,895
                                                    ========       ========       ========




See accompanying notes to consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                          Years Ended December 31,
                                                                                  1999               1998               1997
                                                                             --------------     --------------     --------------
Cash flows from operating activities:
    Net income                                                                      $1,405             $3,110             $3,018
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                                    180                240                180
          Provision for losses on other real estate owned                               65                 31                 21
          Charitable contribution in the form of equity securities                   4,444                102                549
          Net amortization (accretion) of investments                                   44                (15)               (12)
          Depreciation and amortization                                                780                651                550
          Employee stock ownership plan expense                                        403                  -                  -
          Management retention plan expense                                             82                  -                  -
          Deferred tax benefit                                                      (1,584)              (117)              (209)
          Gain on sales and disposition of securities, net                          (1,737)            (1,420)            (1,895)
          Gain on sales of loans, net                                                    -               (290)                 -
          Gain on sales of property                                                      -                  -                (17)
          (Gain) loss on sale of other real estate owned                               (11)                25                  7
          Changes in operating assets and liabilities:
               Accrued interest receivable                                            (515)              (269)               (52)
               Accrued expenses and other liabilities                                 (447)             1,031                468
               Other, net                                                              451               (733)                53
                                                                             --------------     --------------     --------------
                          Net cash provided by operating activities                  3,560              2,346              2,661
                                                                             --------------     --------------     --------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                            16,531              8,889              9,416
    Purchases of securities available for sale                                     (76,238)           (56,945)           (10,285)
    Proceeds from maturities of securities available for sale                          449                692              2,461
    Principal payments on mortgage-backed investments                               13,532             10,937              7,561
    Purchases of Federal Home Loan Bank stock                                       (1,894)            (3,215)              (332)
    Loans originated, net of loan payments received                                (24,389)           (41,432)           (28,049)
    Purchases of banking premises and equipment                                     (1,349)            (3,022)            (2,751)
    Proceeds from sales of property                                                      -                  -                126
    Proceeds from sales of foreclosed real estate                                      149                178                295
    Loan to fund employee stock ownership plan                                      (4,609)                 -                  -
                                                                             --------------     --------------     --------------
                          Net cash used in investing activities                    (77,818)           (83,918)           (21,558)
                                                                             --------------     --------------     --------------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                            (11,845)            12,362             13,697
    Net increase in Federal Home Loan Bank Advances                                 40,984             69,437              6,285
    Net increase in repurchase agreements                                               70                100                  -
    Net increase (decrease) in mortgagors' escrow accounts                             238                 (2)               132
    Net proceeds from initial public offering                                       53,482                  -                  -
    Cash dividends paid                                                               (235)                 -                  -
    Treasury stock purchased                                                        (1,790)                 -                  -
    Purchase of common stock in connection with employee
        and non-employee directors benefit programs                                 (2,472)                 -                  -
                                                                             --------------     --------------     --------------
                          Net cash provided by financing activities                 78,432             81,897             20,114
                                                                             --------------     --------------     --------------

Net increase in cash and cash equivalents                                            4,174                325              1,217

Cash and cash equivalents at beginning of period                                    12,011             11,686             10,469
                                                                             --------------     --------------     --------------
Cash and cash equivalents at end of period                                         $16,185            $12,011            $11,686
                                                                             ==============     ==============     ==============

Supplemental cash flow information:
    Interest paid on deposits                                                       $9,038            $10,385            $10,192
    Interest paid on borrowings                                                      5,114              3,268              2,346
    Income taxes paid                                                                2,107              1,687              1,701
    Transfers from loans to other real estate owned                                    845                 94                281
    Securitization of loans to mortgage-backed securities                                -             19,068                  -


See accompanying notes to consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1999, 1998 and 1997

                            (Dollars in Thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of presentation and consolidation

    The consolidated financial statements of Woronoco Bancorp, Inc. and its subsidiaries (the "Company") include the accounts of Woronoco Bancorp, Inc. (the "Corporation") and its wholly-owned subsidiaries, Woronoco Savings Bank (the "Bank") and WRO Funding Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

    Business

    The Corporation was incorporated in October 1998 under Delaware law. On March 19, 1999, the Corporation acquired the Bank as part of the Bank's conversion from a Massachusetts-chartered mutual savings bank to a Massachusetts-chartered stock savings bank (the "Conversion). The Corporation is currently a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS"). In connection with the Conversion, the Corporation issued an aggregate of 5,998,860 shares of its common stock of which 5,554,500 shares were sold at a purchase price of $10 per share in a subscription offering and 444,360 shares were issued to Woronoco Savings Charitable Foundation, a charitable foundation established by the Corporation. The net proceeds, after offering expenses of $2.1 million, resulting from the offering totaled $53.5 million.

    The Company provides a variety of financial services, including trust and financial management services, and various deposit and lending products to individuals and small businesses through its eleven offices in western Massachusetts. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential, commercial mortgage, consumer and home equity loans. While the Company's chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Transfers of Financial Assets

    Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company,
    (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

    Use of estimates

    In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, and the deferred tax asset.

    Cash and cash equivalents

    Cash equivalents include amounts due from banks and interest-bearing balances with maturities of ninety days or less.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Securities

    Securities are classified as "available for sale" and reflected on the consolidated balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of tax effects.

    Purchase premiums and discounts are amortized to earnings by the interest method over the terms of the investments. Declines in the value of investments that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of investments are recorded on the trade date and determined using the specific identification method.

    Loans

    The Company grants mortgage, consumer and commercial loans to customers. A substantial portion of the loan portfolio is comprised of mortgage loans in the Company's primary market area. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

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

    Loans are considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company's loans which have been identified as impaired have been measured by the fair value of existing collateral.

    Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, and loans that are measured at fair value fall outside the scope of evaluation for impairment.

    Other real estate owned

    Other real estate owned includes both formally foreclosed properties and repossessed properties, whereby the Company has taken physical possession of the property without formal foreclosure proceedings.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Other real estate owned (concluded)

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

    Repurchase agreements

    The Company enters into repurchase agreements with commercial demand deposit account customers. The funds are invested in an overnight sweep account and deposited back in customer accounts on a daily basis.

    Collateral securing repurchase agreements is required by Company policy to be in the form of U.S. Government mortgage-backed securities and must have a market value equal to or exceeding 125% of the value of all outstanding repurchase agreements secured by such collateral.

    Trust assets

    Trust assets held in a fiduciary or agency capacity for others are not included in these consolidated financial statements because they are not assets of the Company.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Income taxes

   Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

   Pension plan

   The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

   Stock-based incentive plans

   Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosure of net income and other disclosures, as if the fair value based method of accounting had been applied. (See note 12).

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

    Employee stock ownership plan ("ESOP")

    Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments. Other ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

    Earnings per common share

    Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method. Earnings per share data is not presented in these financial statements for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 since shares of the Company's common stock were not issued until March 19, 1999.

    Comprehensive income

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

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

   Comprehensive income

   The components of and changes in accumulated other comprehensive income and related tax effects are as follows:


                                                            Years Ended December 31,
                                                -------------------------------------------------
                                                    1999              1998             1997
                                                --------------   ---------------   --------------
Unrealized holding gains (losses) on
    available-for-sale securities                    $ (7,134)            $ 361          $ 3,705
Less:  Reclassification adjustment for gains
    realized in income                                 (1,737)           (1,420)          (1,895)
                                                --------------   ---------------   --------------
Change in net unrealized gains (losses)                (8,871)           (1,059)           1,810

Tax effect                                              3,283               390             (570)
                                                --------------   ---------------   --------------

                                                     $ (5,588)           $ (669)         $ 1,240
                                                ==============   ===============   ==============

   Recent accounting pronouncement

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair market value of a recognized asset or liability, or of an unrecognized firm commitment that is attributable to a particular risk, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
   (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

2.  SECURITIES AVAILABLE FOR SALE

    The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

                                                           December 31, 1999
                               --------------------------------------------------------------------------
                                                       Gross              Gross
                                  Amortized         Unrealized         Unrealized             Fair
                                     Cost              Gains             Losses              Value
                               -----------------  ----------------   ----------------   -----------------
Marketable equity securities           $ 31,981           $ 1,577           $ (3,606)           $ 29,952
                               -----------------  ----------------   ----------------   -----------------

Mortgage-backed:
    FHLMC                                23,502                 -               (421)             23,081
    FNMA                                 60,713               306             (1,144)             59,875
    GNMA                                 39,912                18             (2,881)             37,049
                               -----------------  ----------------   ----------------   -----------------
                                        124,127               324             (4,446)            120,005
                               -----------------  ----------------   ----------------   -----------------
                                      $ 156,108           $ 1,901           $ (8,052)          $ 149,957
                               =================  ================   ================   =================

                                                           December 31, 1998
                               --------------------------------------------------------------------------
                                                       Gross              Gross
                                  Amortized         Unrealized         Unrealized             Fair
                                     Cost              Gains             Losses              Value
                               -----------------  ----------------   ----------------   -----------------

Marketable equity securities           $ 20,716           $ 3,705           $ (1,776)           $ 22,645
                               -----------------  ----------------   ----------------   -----------------

Mortgage-backed:
    FHLMC                                10,310               390                (16)             10,684
    FNMA                                 34,937               545                (72)             35,410
    GNMA                                 42,726               124               (180)             42,670
                               -----------------  ----------------   ----------------   -----------------
                                         87,973             1,059               (268)             88,764
                               -----------------  ----------------   ----------------   -----------------
                                      $ 108,689           $ 4,764           $ (2,044)          $ 111,409
                               =================  ================   ================   =================

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

    SECURITIES AVAILABLE FOR SALE (concluded)

    At December 31, 1999 and 1998, the Company has pledged securities available for sale with an amortized cost of $1,626 and $1,660, and a fair value of $1,594 and $1,690, respectively, as collateral against its treasury, tax and loan account and repurchase agreements.

    Proceeds from sales of securities available for sale during the years ended December 31, 1999, 1998 and 1997 amounted to $16,531, $8,889 and $9,416, respectively. Gross realized gains of $2,657, $1,629 and $1,601, and gross realized losses of $920, $278 and $20, were realized during the years ended December 31, 1999, 1998 and 1997, respectively.

    During 1997, the Company established a private charitable foundation (the "Foundation") to provide grants to charitable organizations in the Westfield area. The Foundation, which is not a subsidiary of the Company, was funded by a donation from the Company of marketable equity securities with a cost basis and fair value of $235 and $549, respectively, at the date of transfer. Such securities had been classified as available for sale and, accordingly, the transfer resulted in the Company recognizing the unrealized appreciation of the securities of $314 in the consolidated statement of income.

    During the year ended December 31, 1998, additional marketable equity securities with a cost basis and fair value of $33 and $102, respectively, were transferred from the Company, resulting in the Company recognizing the unrealized appreciation of $69 in the consolidated statement of income.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

3.  LOANS

    A summary of the balances of loans follows:

                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                         1999                  1998
                                                                                   ------------------    ------------------
Residential mortgage                                                                        $196,912              $180,660
Home equity                                                                                   69,821                64,705
Commercial real estate                                                                        23,796                20,595
Construction                                                                                   2,873                 3,464
Consumer                                                                                      13,204                12,914
Commercial                                                                                     4,907                 4,613
                                                                                   ------------------    ------------------

               Total loans                                                                   311,513               286,951

Net deferred loan costs                                                                          553                   711
Unadvanced loan funds                                                                         (2,350)               (1,453)
Allowance for loan losses                                                                     (2,309)               (2,166)
                                                                                   ------------------    ------------------

               Loans, net                                                                   $307,407              $284,043
                                                                                   ==================    ==================

    An analysis of the allowance for loan losses follows:

                                                                            Years Ended December 31,
                                                                 ------------------------------------------------
                                                                     1999              1998             1997
                                                                 -------------     -------------    -------------
Balance at beginning of period                                        $ 2,166           $ 1,952          $ 1,911
Provision for loan losses                                                 180               240              180
Recoveries                                                                 49                74               32
Loans charged-off                                                         (86)             (100)            (171)
                                                                 -------------     -------------    -------------

Balance at end of period                                              $ 2,309           $ 2,166          $ 1,952
                                                                 =============     =============    =============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    LOANS (continued)

    The following is a summary of the impaired and non-accrual loans:

                                                                 December 31,
                                                      -------------------------------------
                                                           1999                 1998
                                                      ----------------    -----------------
Impaired loans without a valuation allowance                $       -              $   159

Impaired loans with a valuation allowance                         126                1,057
                                                      ----------------    -----------------

Total impaired loans                                            $ 126              $ 1,216
                                                      ================    =================

Valuation allowance related to impaired loans                    $ 81                $ 283
                                                      ================    =================

Non-accrual loans                                               $ 175                $ 306
                                                      ================    =================

    No additional funds are committed to be advanced in connection with impaired loans.

                                                                Years Ended December 31,
                                                     ------------------------------------------------
                                                         1999              1998             1997
                                                     -------------     -------------    -------------

Average recorded investment in
   impaired loans                                         $ 1,072           $ 1,276            $ 953
                                                     =============     =============    =============
Interest income recognized on
   a cash basis on impaired loans                           $ 160              $ 70             $ 57
                                                     =============     =============    =============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    LOANS (concluded)

    The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $35,126 and $41,367 at December 31, 1999 and 1998, respectively. Included in the $35,126 of loans serviced for others is $15,470 of loans that were securitized by the Company and are included in investments. All loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets.

    The balance of capitalized servicing rights included in other assets at December 31, 1999 and 1998 was $121 and $164, respectively. The fair values of these rights approximates carrying amounts. Amortization of mortgage servicing rights totaled $43 and $3 for the years ended December 31, 1999 and 1998, respectively.

4.  OTHER REAL ESTATE OWNED

    Other real estate owned consists of the following:

                                                      December 31,
                                             -------------------------------
                                                 1999              1998
                                             -------------     -------------

Real estate acquired in settlement of loans       $ 1,510             $ 810
Real estate in possession                               4                 -
                                             -------------     -------------
                                                    1,514               810
Less allowance for losses                            (631)             (569)
                                             -------------     -------------

                                                    $ 883             $ 241
                                             =============     =============

    An analysis of the allowance for losses on other real estate owned is as follows:

                                             Years Ended December 31,
                                    --------------------------------------------
                                       1999           1998             1997
                                    -----------    ------------    -------------

Balance at beginning of period            $569            $538            $ 517
Provision for losses                        65              31               21
Charge-offs                                 (3)              -                -
                                    -----------    ------------    -------------

Balance at end of period                  $631            $569            $ 538
                                    ===========    ============    =============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    OTHER REAL ESTATE OWNED (concluded)

    Expenses applicable to other real estate owned consist of the following:

                                                                       Years Ended December 31,
                                                                 -------------------------------------
                                                                   1999          1998         1997
                                                                 ----------    ----------   ----------

Net (gain) loss on sales of other
    real estate owned                                                 $(11)         $ 25          $ 7
Provision for losses                                                    65            31           21
Operating expenses, net of rental income                                69            40           82
                                                                 ----------    ----------   ----------

                                                                      $123          $ 96         $110
                                                                 ==========    ==========   ==========

5.  BANKING PREMISES AND EQUIPMENT

    A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives follows:

                                                             December 31,
                                                       --------------------------        Estimated
                                                          1999           1998           Useful Lives
                                                       -----------    -----------    -------------------

Banking premises:
    Land                                                    $ 560          $ 560
    Buildings and improvements                              7,875          3,845        5 - 40 years
Equipment                                                   4,510          3,640        3 - 10 years
Construction in progress                                        -          3,556
                                                       -----------    -----------
                                                           12,945         11,601
Less accumulated depreciation
    and amortization                                       (4,086)        (3,311)
                                                       -----------    -----------

                                                          $ 8,859        $ 8,290
                                                       ===========    ===========

    Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 amounted to $780, $651 and $550, respectively.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

6.  DEPOSITS

    A summary of deposit balances, by type, is as follows:

                                                                       December 31,
                                                              --------------------------------
                                                                  1999              1998
                                                              --------------    --------------

Non-interest-bearing demand                                        $ 11,975          $ 10,382
NOW                                                                  35,076            32,305
Money market                                                         30,321            27,176
Regular                                                              67,169            66,774
                                                              --------------    --------------
               Total non-certificate accounts                       144,541           136,637
                                                              --------------    --------------

Certificate accounts with less than $100,000                        100,064           115,187
Certificate accounts with $100,000 or more                           18,591            23,217
                                                              --------------    --------------
               Total certificate accounts                           118,655           138,404
                                                              --------------    --------------

                                                                  $ 263,196         $ 275,041
                                                              ==============    ==============

    A summary of certificate accounts, by maturity, is as follows:

                                                    December 31, 1999                   December 31, 1998
                                             --------------------------------    --------------------------------
                                                                 Weighted                            Weighted
                                                                  Average                             Average
                                                Amount             Rate             Amount             Rate
                                             --------------    --------------    --------------    --------------
Within 1 year                                    $ 102,673         4.92%             $ 106,430         5.19%
Over 1 year to 3 years                              15,951         4.96%                31,972         5.84%
Over 3 years to 5 years                                 31         5.10%                     2         2.50%
                                             --------------                      --------------
                                                 $ 118,655         4.92%             $ 138,404         5.34%
                                             ==============                      ==============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

7.  BORROWINGS

    Federal Home Loan Bank Advances

    Federal Home Loan Bank of Boston ("FHLB") advances consist of the following:

                                                                             December 31,
                                           Interest                --------------------------------
      Maturity Date                          Rate                      1999              1998
---------------------------                ---------               --------------    --------------
January 3, 2000                              5.69%                      $ 10,000               $ -
February 9, 2000                             5.98                         10,000                 -
February 28, 2000                            5.78                         17,000                 -
March 8, 2000                                5.73                          8,000                 -
March 29, 2000                               4.99                         10,000                 -
March 29, 2000                               5.73                         20,000                 -
April 17, 2000                               5.09                          5,000                 -
April 26, 2000                               5.77                         23,000                 -
May 3, 2000                                  5.80                          8,000                 -
November 22, 2000                            5.98                         35,000                 -
January 6, 1999                              5.56                              -            10,000
February 8, 1999                             4.99                              -            10,000
February 24, 1999                            4.89                              -            10,000
March 17, 1999                               5.12                              -            40,000
March 25, 1999                               5.13                              -             6,000
April 7, 1999                                5.02                              -             4,000
April 15, 1999                               4.99                              -             5,000
April 16, 1999                               5.09                              -             5,000
April 23, 1999                               5.09                              -             9,000
June 16, 1999                                4.95                              -             8,000
December 30, 2004                            8.51                              -             1,368
                                                                   --------------    --------------
                                                                         146,000           108,368
Line of credit                                                             6,147             2,795
                                                                   --------------    --------------

                                                                       $ 152,147         $ 111,163
                                                                   ==============    ==============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    Federal Home Loan Bank Advances (concluded)

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

    Federal Reserve Bank of Boston Advances

    Commercial loans with a principal balance of $53,290 were pledged to the Federal Reserve Bank of Boston as security for a Y-2K liquidity line of credit. No amounts were outstanding as of December 31, 1999 under this line of credit.

    Repurchase Agreements

    Securities sold under agreements to repurchase are summarized as follows:

                                                                          Years Ended December 31,
                                                                         1999               1998
                                                                   ---------------    ---------------

Balance at year end                                                         $ 170              $ 100
Average amount outstanding during year                                        103                 51
Interest expense incurred during year                                           4                  1
Maximum amount outstanding at any month-end                                   175                100
Weighted average interest rate during the year                              3.76%              1.97%
Weighted average interest rate on year-end balances                         5.07%              1.77%


                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    Repurchase Agreements (concluded)

    Mortgage-backed securities available for sale, with a market value of $1,048 and $1,690 and an amortized cost of $1,063 and $1,660 are pledged to secure the repurchase agreements at December 31, 1999 and 1998, respectively. The securities pledged to secure the repurchase agreements are under the Company's control.

8.  INCOME TAXES

    Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                                    Years Ended December 31,
                                                            -----------------------------------------
                                                               1999           1998           1997
                                                            -----------    -----------    -----------
Current tax provision:
    Federal                                                    $ 2,064        $ 1,460        $ 1,385
    State                                                          342            350            365
                                                            -----------    -----------    -----------
                                                                 2,406          1,810          1,750
                                                            -----------    -----------    -----------
Deferred tax provision (benefit):
    Federal                                                     (1,507)           (80)          (165)
    State                                                          (77)           (37)           (44)
                                                            -----------    -----------    -----------
                                                                (1,584)          (117)          (209)
                                                            -----------    -----------    -----------

                                                                 $ 822        $ 1,693        $ 1,541
                                                            ===========    ===========    ===========

    The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                                         Years Ended December 31,
                                                                 -------------------------------------
                                                                   1999          1998         1997
                                                                 ----------    ----------   ----------
Statutory rate                                                       34.0%         34.0%        34.0%
Increase (decrease) resulting from:
    State taxes, net of federal tax benefit                            7.8           4.3          4.6
    Dividends received deduction                                      (6.6)         (3.3)       (2.6)
    Non-taxable appreciation of securities donated                       -          (0.4)       (2.3)
    Other, net                                                         1.7           0.6          0.1
                                                                 ----------    ----------   ----------
           Effective tax rates                                       36.9%         35.2%        33.8%
                                                                 ==========    ==========   ==========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    INCOME TAXES (continued)

    The components of the net deferred tax asset (liability) are as follows:

                                                                                    December 31,
                                                                              --------------------------
                                                                                 1999           1998
                                                                              -----------    -----------
Deferred tax asset:
    Federal                                                                      $ 4,738        $ 1,030
    State                                                                            523            352
                                                                              -----------    -----------
                                                                                   5,261          1,382
                                                                              -----------    -----------

Deferred tax liability:
    Federal                                                                         (252)        (1,134)
    State                                                                            (87)          (193)
                                                                              -----------    -----------
                                                                                    (339)        (1,327)
                                                                              -----------    -----------

Net deferred tax asset                                                           $ 4,922           $ 55
                                                                              ===========    ===========

    The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:
                                                                                 December 31,
                                                                          ----------------------------
                                                                             1999            1998
                                                                          ------------    ------------

Net unrealized loss (gain) on securities
    available for sale                                                         $2,276         $(1,007)
Charitable contribution carryforward                                            1,292               -
Depreciation                                                                      (40)            (53)
Deferred income                                                                  (287)           (247)
Allowance for loan losses                                                         966             881
Employee benefit plans                                                            429             471
Other                                                                             286              10
                                                                          ------------    ------------

Net deferred tax asset                                                         $4,922            $ 55
                                                                          ============    ============

    At December 31, 1999 the Company had a charitable contribution carryover for tax return purposes of approximately $3.8 million, which will expire in December 31, 2005 if not utilized.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    INCOME TAXES (concluded)

    A summary of the change in the net deferred tax asset is as follows:

                                                                          Years Ended December 31,
                                                                   ---------------------------------------
                                                                      1999          1998          1997
                                                                   -----------    ---------    -----------
Balance at beginning of period                                           $ 55        $(452)         $ (91)
Deferred tax benefit                                                    1,584          117            209
Deferred tax effects on net unrealized loss (gain)
    on securities available for sale                                    3,283          390           (570)
                                                                   -----------    ---------    -----------

Balance at end of period                                              $ 4,922         $ 55          $(452)
                                                                   ===========    =========    ===========

    There was no valuation allowance for deferred tax assets as of December 31, 1999, 1998 and 1997.

    The federal income tax reserve for loan losses at the Company's base year is $1,551. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserve to absorb only loan losses, a deferred tax liability of approximately $636 has not been provided.

9.  COMMITMENTS AND CONTINGENCIES

    In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swap agreements, interest rate cap agreements and interest rate floor agreements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    COMMITMENTS AND CONTINGENCIES (continued)

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    For interest rate swap, cap, and floor agreements, the notional amounts do not represent exposure to credit loss. Rather, the credit loss exposure relates to the net fair value to be received if such contracts were to be offset in the marketplace. The Company controls the credit risk of such contracts through credit approvals, limits, and monitoring procedures.

    Loan commitments

    A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

                                                                           December 31,
                                                                   -----------------------------
                                                                      1999             1998
                                                                   ------------    -------------

Commitments to grant loans:
    Fixed                                                              $ 2,496          $ 8,087
    Variable                                                             5,198            1,943
Unadvanced funds on lines of credit                                     58,111           49,530
Standby letters of credit                                                  144               87

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. These financial instruments are generally collateralized by real estate or other business assets.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements and are generally written for one year terms. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are collateralized by real estate and deposit accounts.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    COMMITMENTS AND CONTINGENCIES (continued)

    Interest rate cap and floor agreements

    The Company periodically enters into interest rate cap and floor agreements to moderate its exposure to interest rate changes and offset borrowing costs. Interest rate cap and floor agreements generally involve the payment of a premium in return for cash receipts if interest rates rise above or fall below a specified interest rate level. Payments are based on a notional principal amount.

    During the year ended December 31, 1998, the Company entered into two interest rate cap agreements. The notional principal amount of the cap agreements amounted to $10,000. Under the terms of the cap agreements, the Company paid premiums of $80 in exchange for future cash payments if LIBOR increases above 6%. Amortization for the year ended December 31, 1999 and 1998 amounted to $27 and $16, respectively. The agreements have a term of three years and mature in May and June 2001.

    The notional principal amount of the Company's outstanding interest rate floor agreement was $10,000 at December 31, 1999, 1998 and 1997. Amortization of premiums for the years ended December 31, 1999, 1998 and 1997 totaled $27, $27 and $27, respectively, and is recorded as interest expense on advances. If LIBOR falls below 5.75%, the Company receives cash payments on a quarterly basis. Cash payments received during the years ended December 31, 1999, 1998 and 1997 totaled $53, $7 and $12, respectively, and are recorded as a credit to interest on advances.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    COMMITMENTS AND CONTINGENCIES (continued)

    Lease commitments

    Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1999 and 1998, future minimum rent commitments pertaining to banking premises are as follows:

                                                                           December 31,
                  Years Ending                                   ---------------------------
                  December 31,                                      1999            1998
                -----------------                                -----------     -----------

                      2000                                            $ 206           $ 196
                      2001                                              206             196
                      2002                                              202             196
                      2003                                              195             193
                      2004                                              132             185
                   Thereafter                                           735             858
                                                                 -----------     -----------

                                                                    $ 1,676         $ 1,824
                                                                 ===========     ===========

    Annual real estate taxes assessed to the leased premises will be added to the basic rental scheduled above. The leases contain options to extend for periods from five to twenty-five years. The cost of such rentals is not included above.

    Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $197, $156 and $119, respectively.

    Employment and change in control agreements

    The Company and the Bank have entered into three-year employment agreements with its President and certain senior executives which generally provide for a base salary and the continuation of certain benefits currently received. The Company and Bank employment agreements renew on a daily and annual basis, respectively. The employment agreements require payments for the remaining base salary due to the employee for the remaining term of the agreement and the contributions that would have been made on the employee's behalf to any employee benefit plans of the Company and the Bank for certain reasons other than cause, including a "change in control" as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    COMMITMENTS AND CONTINGENCIES (concluded)

    Employment and change in control agreements (concluded)

    The Bank has also entered into three-year change in control agreements with certain officers, all of whom are not covered by an employment agreement. The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a "change in control" as defined in the agreements.

    Legal Claims

    Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, these claims will have no material effect on the Company's consolidated financial position.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

10. MINIMUM REGULATORY CAPITAL REQUIREMENTS

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

    As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

    The Company's and Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are also presented in the table. The Company's capital amounts and ratios are not presented for December 31, 1998 since the Conversion was not consummated until March 19, 1999.


                                                                                                                  Minimum
                                                                                                                to be Well
                                                                                                             Capitalized Under
                                                                            Minimum for Capital              Prompt Corrective
                                                    Actual                   Adequacy Purposes               Action Provisions
                                        -----------------------------   ----------------------------    ----------------------------
                                           Amount            Ratio          Amount          Ratio          Amount           Ratio
                                        ---------------    ----------   ---------------    ---------    --------------    ----------

As of December 31, 1999:

Total Capital to Risk Weighted Assets
    Company                                    $86,046       27.0%             $25,520         8.0%               N/A           N/A
    Bank                                       $58,976       18.6%             $25,399         8.0%           $31,749         10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                    $83,737       26.2%             $12,760         4.0%           $19,140          6.0%
    Bank                                       $56,667       17.8%             $12,700         4.0%           $19,049          6.0%

Tier 1 Capital to Average Assets
    Company                                    $83,737       17.9%             $18,728         4.0%           $23,410          5.0%
    Bank                                       $56,667       12.1%             $14,003         3.0% -         $23,338          5.0%
                                                                               $23,338         5.0%
                                                                                                                 Minimum
                                                                                                               to be Well
                                                                                                            Capitalized Under
                                                                         Minimum for Capital                Prompt Corrective
                                                  Actual                  Adequacy Purposes                 Action Provisions
                                       ---------------------------    ---------------------------       --------------------------
                                         Amount           Ratio          Amount          Ratio             Amount          Ratio
                                       -------------    ----------    --------------    ---------       --------------    --------

As of December 31, 1998:
------------------------

Total Capital to Risk Weighted Assets
    Bank                                    $36,226       13.9%             $20,898         8.0%              $26,122       10.0%

Tier 1 Capital to Risk Weigted Assets
    Bank                                    $34,060       13.0%             $10,449         4.0%              $15,673        6.0%

Tier 1 Capital to Average Assets
    Bank                                    $34,060       9.4%              $10,913 -       3.0% -            $18,188        5.0%
                                                                            $18,188         5.0%

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

11.  PENSION PLANS

     Defined benefit plan

     The Company provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association ("SBERA") Pension Plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the retirement plan. All participants are fully vested after three years of such service.

                                                                        Plan Years Ended October 31,
                                                                 --------------------------------------------
                                                                    1999            1998            1997
                                                                 ------------    ------------    ------------

Change in plan assets:
    Fair value of plan assets at beginning of year                    $3,744          $3,400          $3,071
    Actual return on plan assets                                         784             278             517
    Employer contribution                                                428             187             260
    Benefits paid                                                       (101)           (121)           (448)
    Other                                                                 20               -               -
                                                                 ------------    ------------    ------------
    Fair value of plan assets at end of year                           4,875           3,744           3,400
                                                                 ------------    ------------    ------------

Change in benefit obligation:
    Benefit obligation at beginning of year                            4,264           3,891           3,460
    Service cost                                                         360             343             282
    Interest cost                                                        288             282             259
    Actuarial loss (gain)                                               (623)           (131)            338
    Benefits paid                                                       (101)           (121)           (448)
    Other                                                                 20               -               -
                                                                 ------------    ------------    ------------
    Benefit obligation at end of year                                  4,208           4,264           3,891
                                                                 ------------    ------------    ------------

Funded status                                                            667            (520)           (491)
Deferred gain                                                         (1,752)           (673)           (562)
Unrecognized prior service cost                                           38              41              46
                                                                 ------------    ------------    ------------

Accrued pension cost                                                $ (1,047)       $ (1,152)       $ (1,007)
                                                                 ============    ============    ============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    PENSION PLANS (continued)

    Defined benefit plan (concluded)

    The components of net periodic pension cost are as follows:

                                                                    Plan Years Ended October 31,
                                                               ----------------------------------------
                                                                 1999           1998           1997
                                                               ----------     ----------     ----------
Service cost                                                        $360           $343           $282
Interest cost                                                        288            282            259
Expected return on plan assets                                      (299)          (272)          (246)
Amortization of prior service cost                                     4              4              4
Recognized net actuarial (gain) loss                                 (29)           (25)           (28)
                                                               ----------     ----------     ----------

                                                                    $324           $332           $271
                                                               ==========     ==========     ==========

    Actuarial assumptions used in accounting were:

                                                                         1999          1998         1997
                                                                       ----------    ---------    ----------
Discount rates on benefit obligations                                    6.75%         7.50%        7.25%
Rates of increase in compensation levels                                 5.50          6.00         6.00
Expected long-term rates of return on plan assets                        8.00          8.00         8.00


    Total pension expense for the years ended December 31, 1999, 1998 and 1997 amounted to $409, $383 and $336, respectively.

    Defined contribution plan

    In addition to the defined benefit plan, the Company has a 401(k) plan.
    Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve month period, beginning with such employee's date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 15% of their compensation, subject to certain limits based on federal tax laws.
    The Company makes matching contributions up to 100% of the first 3% of compensation. Total 401(k) plan expense for the years ended December 31, 1999 and 1998 amounted to $84 and $55, respectively. The Company did not make matching contributions in 1997.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    PENSION PLANS (concluded)

    Directors' retirement plan

    Under the terms of the plan, directors are eligible to participate in the plan upon election to the Board of Directors and the retirement benefits vest over a 10 year period. The retirement benefit for any plan year is determined by the performance of related insurance contracts, as defined in the plan. Plan expenses for the years ended December 31, 1999, 1998 and 1997 were $20, $20 and $50, respectively.

    Supplemental Executive Retirement Plan

    The Company has entered into a Split Dollar Life Insurance Arrangement with its President and Chief Executive Officer intended to provide supplemental retirement benefits. The Company pays the annual premiums and records its share of the cash surrender value in other assets.

12. STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN

    Stock-Based Incentive Plans

    Stock Options

    Under the Company's Stock-Based Incentive Plan, the Company may grant options to its directors, officers and employees for up to 599,886 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options vest at 20% per year commencing in October 1999.

    The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income for the year ended December 31, 1999 would have been adjusted to $1,354 on a pro forma basis.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                (Dollars in Thousands Except Per Share Amounts)

    STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (continued)

    Stock Options (continued)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        Year Ended
                                                                       December 31,
                                                                            1999
                                                                     ------------------
Dividend yield                                                                   0.54%
Expected life in years                                                              10
Expected volatility                                                             14.86%
Risk-free interest rate                                                          6.45%


    A summary of the status of the Company's stock option plan is presented below:
                                                                                  1999
                                                                     --------------------------------
                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                                                        Shares             Price
                                                                     --------------------------------

Fixed Options:
    Outstanding at beginning of year                                             -            $    -
    Granted                                                                577,408              9.69
    Exercised                                                                    -                 -
    Forfeited                                                                    -                 -
                                                                     --------------
    Outstanding at end of year                                             577,408            $ 9.69
                                                                     ==============

Options exercisable at year-end                                                  -            $    -
Weighted-average fair value of
    options granted during the year                                         $ 4.20


                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                (Dollars in Thousands Except Per Share Amounts)

    STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (continued)

    Stock Options (concluded)

    Information pertaining to stock options outstanding at December 31, 1999 is as follows:

                                                    Options Oustanding                        Options Exercisable
                                       --------------------------------------------      ---------------------------
                                                         Weighted
                                                          Average        Weighted                        Weighted
                                                         Remaining        Average                         Average
             Exercise                    Number         Contractual      Exercise          Number        Exercise
              Price                      Outstanding       Life            Price          Exercisable      Price
-----------------------------------------------------------------------------------      ---------------------------
             $9.6875                       577,408       9.8 years           $9.69                -           $   -

                                       ------------                                      -----------
    Outstanding at end of year             577,408       9.8 years           $9.69                -           $   -
                                       ============                                      ===========

    Stock Awards

    Under the Company's Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 239,954 shares of common stock. The Company applies APB Opinion 25 and related Interpretations in accounting for stock awards. The stock awards vest at 20% per year, commencing in October 1999. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the stock awards of $82 in 1999. No compensation expense was recorded in 1998 or 1997 as the plan was approved in 1999.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                (Dollars in Thousands Except Per Share Amounts)

    STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (continued)

    Stock Awards (concluded)

    A summary of the Company's stock award plan as of December 31, 1999 and changes during the year ending on such date is presented below:

                                                                          For the
                                                                        Year Ended
                                                                       December 31,
                                                                           1999
                                                                     ------------------

Balance, beginning of year                                                           -
    Granted                                                                    239,954
    Canceled                                                                         -
                                                                     ------------------
Balance, end of year                                                           239,954
                                                                     ==================

Weighted-average fair value of stock awards
    granted during the year                                                      $9.69


    Employees' Stock Ownership Plan

    The Company has established an Employees' Stock Ownership Plan (the "ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the Conversion, WRO Funding Corporation provided a loan to the Woronoco Savings Bank Employee Stock Ownership Plan Trust which was used to purchase 8%, or 479,908 shares, of the Corporation's outstanding stock in the open market. The loan bears interest equal to 7.75% and provides for quarterly payments of principal and interest.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (concluded)

    Employees' Stock Ownership Plan (concluded)

    At December 31, 1999, the remaining principal balance is payable as follows:

                  Years Ending
                  December 31,
                -----------------
                      2000                                            $ 263
                      2001                                              284
                      2002                                              306
                      2003                                              331
                      2004                                              357
                   Thereafter                                         2,826
                                                                 -----------

                                                                    $ 4,367
                                                                 ===========

    The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by Eastern Bank and Trust Company ("Trustee"), which are held in a suspense account for allocation among the members as the loans are paid. Total compensation expense applicable to the ESOP amounted to $403 for the year ended December 31, 1999.

    Shares held by the ESOP include the following:

                                                                  December 31,
                                                                      1999
                                                                -----------------
Allocated                                                                      -
Committed to be released                                                  39,992
Unallocated                                                              439,916
                                                                -----------------
                                                                         479,908
                                                                =================


    The fair market value of unallocated shares at December 31, 1999 was $4,263.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

13. RELATED PARTY TRANSACTIONS

    In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $1,603 and $1,473 at December 31, 1999 and 1998, respectively.

    An analysis of the activity of these loans is as follows:

                                                                              Years Ended
                                                                              December 31,
                                                                        --------------------------
                                                                           1999           1998
                                                                        -----------    -----------

Balance at beginning of period                                             $ 1,473        $ 1,579
Additions                                                                      529            441
Repayments                                                                    (399)          (547)
                                                                        -----------    -----------

Balance at end of period                                                   $ 1,603        $ 1,473
                                                                        ===========    ===========

14. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

    Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis.

    At December 31, 1999, the Bank's retained earnings available for the payment of dividends was $35,070. Funds available for loans or advances by the Bank to the Corporation amounted to $5,383.

    In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

    The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

         Cash and cash equivalents:  The carrying amounts of cash and short-term
         -------------------------
         instruments approximate fair values.

         Securities available for sale:  Fair values for securities available
         -----------------------------
         for sale are based on quoted market prices.

         Federal Home Loan Bank stock:  The carrying value of Federal Home Loan
         ----------------------------
         Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank of Boston.

         Loans receivable:  Fair values for performing loans are estimated using
         ----------------
         discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using underlying collateral values, where applicable.

         Deposit liabilities:  The fair values of non-certificate accounts are,
         -------------------
         by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Federal Home Loan Bank advances:  The fair values of the Company's
         -------------------------------
         borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

    FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

         Repurchase agreements:  The carrying amount of repurchase agreements,
         ---------------------
         which are overnight borrowings, approximate their fair value.

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

         Interest rate swap, cap, and floor agreements:  The fair value of
         ---------------------------------------------
         interest rate swap, cap, and floor agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates.

    The carrying or notional amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                          December 31,
                                                -----------------------------------------------------------------
                                                             1999                              1998
                                                ------------------------------    -------------------------------
                                                  Carrying          Fair            Carrying           Fair
                                                   Amount           Value            Amount            Value
                                                --------------  --------------    --------------   --------------

Financial assets:
    Cash and cash equivalents                        $ 16,185        $ 16,185          $ 12,011         $ 12,011
    Securities available for sale                     149,957         149,957           111,409          111,409
    Federal Home Loan Bank
        stock                                           7,542           7,542             5,648            5,648
    Loans, net                                        307,407         299,679           284,043          283,031
    Accrued interest receivable                         2,263           2,263             1,748            1,748

Financial liabilities:
    Deposits                                          263,196         263,397           275,041          276,182
    Federal Home Loan Bank Advances                   152,147         151,966           111,163          111,261
    Repurchase agreements                                 170             170               100              100

Other:
    Interest rate floor
        agreement                                          38               5                65              204
    Interest rate cap
        agreements                                         36              81                63               33

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                (Dollars in Thousands Except Per Share Amounts)

16.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

    Following is the quarterly financial information of the Company for 1999 and 1998:

                                           First Quarter           Second Quarter
                                     -----------------------     -------------------
                                        1999            1998        1999        1998
                                     -------         -------     -------     -------
Interest and dividend income         $ 7,474         $ 6,127     $ 7,070     $ 6,224
Interest expense                       3,733           3,257       3,182       3,318
                                     -------         -------     -------     -------
Net interest and dividend income       3,741           2,870       3,888       2,906
Provision for loan losses                 60              60          60          60
Net gain on sale of loans                 --              --          --          --
Net gain on sale of securities           448             205         355         913
Fees and other income                    471             397         544         460
Other expenses                         7,284 (1)       2,518       3,110       2,489
Income tax (benefit) expense          (1,036)            294         609         597
                                     -------         -------     -------     -------
Net income                           ($1,648)        $   600     $ 1,008     $ 1,133
                                     =======         =======     =======     =======

Earnings per share:
    Basic                                N/A             N/A     $  0.18         N/A
    Diluted                              N/A             N/A     $  0.18         N/A
                                        Third Quarter          Fourth Quarter
                                     -------------------     -------------------
                                        1999        1998        1999        1998
                                     -------     -------     -------     -------
Interest and dividend income         $ 7,657     $ 6,245     $ 8,347     $ 6,458
Interest expense                       3,551       3,416       4,159       3,486
                                     -------     -------     -------     -------
Net interest and dividend income       4,106       2,829       4,188       2,972
Provision for loan losses                 60          60          --          60
Net gain on sale of loans                 --         290          --          --
Net gain on sale of securities           384          64         550         238
Fees and other income                    554         473         545         513
Other expenses                         3,324       2,448       3,649       2,632
Income tax (benefit) expense             646         420         603         382
                                     -------     -------     -------     -------
Net income                           $ 1,014     $   728     $ 1,031     $   649
                                     =======     =======     =======     =======

Earnings per share:
    Basic                            $  0.18         N/A     $  0.19         N/A
    Diluted                          $  0.18         N/A     $  0.19         N/A

    (1) The 1999 first quarter other expenses included a $4,444 contribution to Woronoco Savings Charitable Foundation in conjunction with the reorganization to stock-form of ownership.

17.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

    Financial information pertaining to Woronoco Bancorp, Inc. is as follows:

                                                              December 31,
BALANCE SHEET                                                    1999
                                                       ----------------------

Assets
------
Cash and due from Woronoco Savings Bank                             $    804
Short-term investments with Woronoco Savings Bank                     19,573
                                                       ----------------------
    Total cash and cash equivalents                                   20,377
Investment in common stock of Woronoco Savings Bank                   53,825
Investment in common stock of WRO Funding Corporation                  4,767
Other assets                                                           2,127
                                                       ----------------------
        Total assets                                                $ 81,096
                                                       ======================

Liabilities and Stockholders' Equity
------------------------------------
Accrued expenses                                                    $    138
Other liabilities                                                         63
                                                       ----------------------
    Total liabilities                                                    201
Stockholders' equity                                                  80,895
                                                       ----------------------
         Total liabilities and stockholders' equity                 $ 81,096
                                                       ======================

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

                             (Dollars in Thousands)

    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)


                                                                          Year Ended
                                                                         December 31,
STATEMENT OF INCOME                                                          1999
-------------------                                               ----------------------
Income:
     Dividends from Woronoco Savings Bank                                       $ 3,275
     Interest on investments                                                        201
     Miscellaneous income                                                             8
                                                                  ----------------------
          Total income                                                            3,484
Operating expenses:
      Charitable contributions                                                    4,444
      Other                                                                         352
                                                                  ----------------------
          Total operating expenses                                                4,796
Loss before income taxes and equity in
  undistributed net income of subsidiaries                                       (1,312)
Applicable income tax benefit                                                    (1,549)
                                                                  ----------------------
                                                                                    237
Equity in undistributed net income of Woronoco Savings Bank                       1,010
Equity in undistributed net income of WRO Funding Corporation                       158
                                                                  ----------------------
Net income                                                                      $ 1,405
                                                                  ======================


                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

         CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                                                                                  Year Ended
                                                                                 December 31,
STATEMENT OF CASH FLOWS                                                              1999
-----------------------                                                    ----------------------

Cash flows from operating activities:
     Net income                                                                          $ 1,405
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Equity in undistributed earnings of Woronoco Savings Bank                   (1,010)
              Equity in undistributed earnings of WRO Funding Corporation                   (158)
              Charitable contribution in the form of Woronoco
                 Bancorp, Inc. common stock                                                4,444
              Deferred tax benefit                                                        (1,511)
              Other, net                                                                    (488)
                                                                           ----------------------
                  Net cash provided by operating activities                                2,682
                                                                           ----------------------

Cash flows from investing activities:
     Investment in Woronoco Savings Bank                                                 (26,754)
     Investment in WRO Funding Corporation                                                (4,609)
     Other, net                                                                               73
                                                                           ----------------------
                  Net cash used in investing activities                                  (31,290)
                                                                           ----------------------

Cash flows from financing activities
     Proceeds from issuance of common stock                                               53,482
     Payments to acquire common stock                                                     (1,790)
     Payments to purchase common stock for Company's
       stock award plan                                                                   (2,472)
     Dividends paid                                                                         (235)
                                                                           ----------------------
                  Net cash provided by financing activities                               48,985
                                                                           ----------------------

Net increase in cash and cash equivalents                                                 20,377

Cash and cash equivalents at beginning of year                                                 -

                                                                           ----------------------
Cash and cash equivalents at end of year                                                $ 20,377
                                                                           ======================


Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

     None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 on pages 5 through
6. Information concerning Executive Officers who are not directors is contained in Part I of this report.

Executive Officers of the Registrant

     The following table sets forth information regarding the executive officers of the Company and Bank who are not also Directors.

Name                         Age (1)      Position(s) Held (2)
-----------------------    -----------    --------------------------------------

Agostino J. Calheno            49         Senior Vice President - Lending of the
                                          Bank and Senior Vice President of the
                                          Company

Debra L. Murphy                43         Senior Vice President and Treasurer of
                                          the Bank and Senior Vice President and
                                          Chief Financial Officer of the Company

(1)  As of December 31, 1999.


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

Item 11.  Executive Compensation.
--------------------------------

     The response to this Item is contained in the discussion under the caption "Executive Compensation" (excluding the Executive Compensation Committee Report and Stock Performance Graph) contained on Pages 9 through 13 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, which is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The response to this Item is contained in the discussion under the caption "Stock Ownership" contained on Pages 3 through 4 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, which is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The response to this Item is contained in the discussion under the caption "Transactions With Management" contained on Page 17 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, which is incorporated by reference herein.


PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.
---------------------------------------------------------------------------

(a) 1.    Financial Statements

  The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

        -    Consolidated Balance Sheets at December 31, 1999 and 1998
        - Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997
        - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
        - Consolidated Statements of Cash Flows for each of the Years Ended December 31, 1999, 1998 and 1997
        -    Notes to Consolidated Financial Statements
        -    Independent Auditors' Report

(a) 2. Financial Statement Schedules

  Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K filed during the last quarter of 1999

  On November 5, 1999 the Company filed an 8-K relating to the press release issued on November 5, 1999 announcing that the Company had received regulatory clearance to repurchase up to 5% of its outstanding shares.

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

  Exhibit
  Number
  -------
    3.1     Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
    3.2     Bylaws of Woronoco Bancorp, Inc. (1)
   10.1     Woronoco Bancorp, Inc. 1999 Stock Based Incentive Plan (1)
   10.2 Form of Employment Agreement between Woronoco Savings Bank and certain executive officers (1)
   10.3 Form of Employment Agreement between Woronoco Bancorp, Inc. and certain executive officers (1)
   11.0     Statement Re: Computation of Per Share Earnings (2)
   21.0     Subsidiaries Information Incorporated Herein By Reference to
            Part 1 - Subsidiaries
   23.0     Consent of Wolf and Company, P.C. for S-8, on file
   27.0     Financial Data Schedule
     _____________________________

     (1) Incorporated by reference to the Proxy Statement for the 1999 Special Meeting of Shareholders filed on August 23, 1999.
     (2) Not applicable as shares of the Company's common stock were not issued until March 19, 1999.

CONFORMED
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woronoco Bancorp, Inc.

By:  /s/ Cornelius D. Mahoney                                    March 20, 2000
     ---------------------------
     Cornelius D. Mahoney
     Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   Name                    Title                               Date
   ----                    -----                               ----

/s/ Cornelius D. Mahoney   Chairman of the Board, President    March 20, 2000
------------------------   and Chief Executive Officer
Cornelius D. Mahoney       (principal executive officer)


/s/ Debra L. Murphy        Senior Vice President and Chief     March 20, 2000
-------=----------------   Financial Officer
Debra L. Murphy            (principal accounting and
                           financial officer)



/s/ James A. Adams         Director                            March 20, 2000
------------------------
James A. Adams


/s/ William G. Aiken       Director                            March 20, 2000
------------------------
William G. Aiken


/s/ Paul S. Allen          Director                            March 20, 2000
------------------------
Paul S. Allen


/s/ Francis J. Ehrhardt    Director                            March 20, 2000
------------------------
Francis J. Ehrhardt


/s/ Joseph M. Houser, Jr.  Director                            March 20, 2000
-------------------------
Joseph M. Houser, Jr.


/s/ Joseph P. Keenan       Director                            March 20, 2000
------------------------
Joseph P. Keenan

/s/ Richard L. Pomeroy     Director                            March 20, 2000
------------------------
Richard L. Pomeroy


/s/ Norman H. Storey       Director                            March 20, 2000
------------------------
Norman H. Storey


/s/ Ann V. Schultz         Director                            March 20, 2000
------------------------
Ann V. Schultz


/s/ D. Jeffrey Templeton   Director                            March 20, 2000
------------------------
D. Jeffrey Templeton


/s/ Paul Tsatos            Director                            March 20, 2000
------------------------
Paul Tsatsos