Form 10-K/A
period 1999-12-31
WORONOCO BANCORP INC
filed 2000-03-30
CIK 1072886

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 1-14671

                            WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                          04-3444269
---------------------------------------------         ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)


31 Court Street, Westfield, Massachusetts                      01085
---------------------------------------------         ----------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:                            (413) 568-9141
                                                      ----------------------

Securities registered pursuant to Section 12(b) of the Act:



      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------

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

YES   X      NO
    -----       ______
YES   X      NO
    ------      ______


          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

          The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 29, 2000 was $51,705,250.

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

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

     Exhibit
     Number
     3.1          Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
     3.2          Bylaws of Woronoco Bancorp, Inc. (1)
     4.0          Stock Certificate of Woronoco Bancorp, Inc. (1)
     10.1         Woronoco Bancorp, Inc. 1999 Stock Based Incentive Plan (2)
     10.2 Employment Agreement between Woronoco Bancorp, Inc. and Cornelius D. Mahoney (3)
     10.3 Employment Agreement between Woronoco Savings Bank and Cornelius D. Mahoney (3)
     10.4 Employment Agreement between Woronoco Bancorp, Inc. and Agostino J. Calheno (3)
     10.5 Employment Agreement between Woronoco Savings Bank and Agostino J. Calheno (3)
     10.6         Employment Agreement between Woronoco Bancorp, Inc. and Debra
                  L. Murphy (3)
     10.7         Employment Agreement between Woronoco Savings Bank and Debra
                  L. Murphy (3)
     10.8         Woronoco Savings Bank Supplemental Executive Retirement Plan
                  (1)
     11.0         Statement Re: Computation of Per Share Earnings (4)
     21.0         Subsidiaries Information Incorporated Herein By Reference to
                  Part 1 - Subsidiaries
     23.0         Consent of Wolf and Company, P.C. (5)
     27.0         Financial Data Schedule (5)

          -----------------------------
          (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
          (2)  Incorporated by reference to the Proxy Statement for the 1999
               Annual Meeting of Shareholders filed on August 23, 1999.
          (3)  Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on May 14,1999.
          (4) Not applicable as shares of the Company's common stock were not issued until March 19, 1999.
          (5) Incorporated by reference into this document from the Exhibits filed with the Form 10-K filed on March 20, 2000.

CONFORMED

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Woronoco Bancorp, Inc.

By:      /s/ Cornelius D. Mahoney                               March 30, 2000
         ---------------------------
         Cornelius D. Mahoney
         Chairman of the Board, President and
         Chief Executive Officer