Form 10-Q
period 2000-03-31
WORONOCO BANCORP INC
filed 2000-05-15
CIK 1072886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-14671


                             WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                            04-3444269
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                               Identification
                                                                 No.)


31 Court Street, Westfield, Massachusetts                                01085
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



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the Issuer had 5,071,968 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2000.

                            WORONOCO BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I.           FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at
           March 31, 2000 and December 31, 1999...........................................................    1

           Consolidated Statements of Operations for the Three
           Months Ended March 31, 2000 and 1999.........................................................      2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Three Months Ended March 31, 2000 and 1999............................................     3

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999...................................................      4

           Notes to Unaudited Consolidated Financial Statements.........................................      5


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................................      7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................      20

PART II:          OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................    21
Item 2.    Changes in Securities and Use of Proceeds.....................................................     21
Item 3.    Defaults Upon Senior Securities................................................................    21
Item 4.    Submission of Matters to a Vote of Security Holders............................................    21
Item 5.    Other Information .............................................................................    21
Item 6.    Exhibits and Reports on Form 8-K..............................................................     21

SIGNATURES................................................................................................    22

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                              Unaudited
                                                                              March 31,      December 31,
Assets                                                                          2000            1999
                                                                              ----------     ------------
Cash and due from banks                                                         $12,739        $ 13,569
Interest-bearing balances                                                         7,046           2,616
                                                                              ----------      ----------
         Total cash and cash equivalents                                         19,785          16,185

Securities available for sale, at fair value                                    170,876         149,957
Federal Home Loan Bank stock, at cost                                             9,450           7,542
Loans, net of allowance for loan losses ($2,310 at
   March 31, 2000 and $2,309 at December 31, 1999)                              332,277         307,407
Other real estate owned, net                                                        141             883
Banking premises and equipment, net                                               8,726           8,859
Accrued interest receivable                                                       2,792           2,263
Net deferred tax asset                                                            4,845           4,922
Cash surrender value of life insurance                                            2,116           2,075
Other assets                                                                      1,227             855
                                                                              ----------      ----------
         Total assets                                                          $552,235        $500,948
                                                                              ==========      ==========

Liabilities and Stockholders' Equity

Deposits                                                                       $279,909        $263,196
Federal Home Loan Bank advances                                                 187,484         152,147
Repurchase agreements                                                                40             170
Mortgagors' escrow accounts                                                       1,488             883
Accrued expenses and other liabilities                                            8,318           3,657
                                                                              ----------      ----------
         Total liabilities                                                      477,239         420,053
                                                                              ----------      ----------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                   -               -
    Common stock ($.01 par value; 16,000,000 shares authorized;
      shares issued: 5,998,860 at March 31, 2000 and December 31,
      1999; shares outstanding: 5,129,968 at March 31, 2000 and
      5,822,360 at December 31, 1999                                                 60              60
    Additional paid-in capital                                                   57,874          57,874
    Unearned compensation                                                        (6,384)         (6,604)
    Retained earnings                                                            36,010          35,230
    Accumulated other comprehensive loss - net unrealized
      loss on securities available-for-sale, net of tax effects                  (3,731)         (3,875)
    Treasury stock, at cost (868,892 shares at March 31, 2000
      and 176,500 shares at December 31, 1999)                                   (8,833)         (1,790)
                                                                              ----------      ----------
         Total stockholders' equity                                              74,996          80,895
                                                                              ----------      ----------
         Total liabilities and stockholders' equity                            $552,235        $500,948
                                                                              ==========      ==========

See accompanying notes to unaudited consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands Except Per Share Amounts)


                                                                              Unaudited
                                                                          Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                         2000             1999
                                                                       --------         ---------
Interest and dividend income:
    Interest and fees on loans                                          $5,961            $5,382
    Interest and dividends on investment securities:
      Interest                                                           2,178             1,488
      Dividends                                                            730               284
    Interest on federal funds sold                                           -               306
    Other interest income                                                   37                14
                                                                       --------         ---------
          Total interest and dividend income                             8,906             7,474
                                                                       --------         ---------

Interest expense:
    Interest on deposits                                                 2,071             2,386
    Interest on borrowings                                               2,520             1,347
                                                                       --------         ---------
          Total interest expense                                         4,591             3,733
                                                                       --------         ---------

Net interest income                                                      4,315             3,741
Provision for loan losses                                                   20                60
                                                                       --------         ---------

Net interest income, after provision for loan losses                     4,295             3,681
                                                                       --------         ---------

Other income:
    Fee income                                                             484               442
    Insurance commissions                                                  117                 -
    Gain on sales and disposition of securities, net                       318               448
    Other income                                                            37                29
                                                                       --------         ---------
          Total other income                                               956               919
                                                                       --------         ---------

Other expenses:
    Salaries and employee benefits                                       1,956             1,399
    Occupancy and equipment                                                487               450
    Marketing                                                              146               203
    Professional services                                                  192               145
    Data processing                                                        203               176
    Deposit insurance                                                       30                16
    Contributions                                                            4             4,445
    Other general and administrative                                       623               450
                                                                       --------         ---------
          Total other expenses                                           3,641             7,284
                                                                       --------         ---------

Income (loss) before income tax expense (benefit)                        1,610            (2,684)

Income tax expense (benefit)                                               565            (1,036)
                                                                       --------         ---------

          Net income (loss)                                             $1,045           ($1,648)
                                                                       ========         =========

Earnings per share:
     Basic                                                               $0.20                NA
     Diluted                                                             $0.20                NA

Weighted average shares outstanding:

     Basic                                                           5,279,203                NA
     Diluted                                                         5,279,203                NA

See accompanying notes to unaudited consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Three Months Ended March 31, 2000 and 1999
                                (In Thousands)


                                                                                                  Accumulated
                                                             Additional                             Other
                                                   Common     Paid-in    Unearned      Retained   Comprehensive   Treasury
                                                   Stock      Capital    Compensation  Earnings   (Loss) Income    Stock     Total
                                                  --------    --------  -------------  --------   -------------   -------- --------
Balance at December 31, 1999                       $ 60       $57,874     $ (6,604)    $35,230    $ (3,875)      $ (1,790) $ 80,895
                                                                                                                           --------

Comprehensive income:
Net income                                            -             -            -       1,045           -              -     1,045
Change in net unrealized loss on securities
  available for sale, net of reclassification
  adjustment and tax effects                          -             -            -           -         144              -       144
                                                                                                                           --------
           Total comprehensive income                                                                                         1,189

Decrease in unearned compensation                     -             -          220           -           -              -       220

Cash dividends declared                               -             -            -        (265)          -              -      (265)

Treasury stock purchased                              -             -            -           -           -         (7,043)   (7,043)
                                                   -----      -------     ---------   --------    --------       --------- --------

Balance at March 31, 2000                          $ 60       $57,874     $ (6,384)    $36,010    $ (3,731)      $ (8,833)  $74,996
                                                   =====      =======     =========   ========    ========       ========= ========

Balance at December 31, 1998                       $  -       $     -     $      -     $34,060     $ 1,713       $      -   $35,773
                                                                                                                           --------

Comprehensive income (loss):
Net loss                                              -             -            -      (1,648)          -              -    (1,648)
Change in net unrealized gain on securities
  available for sale, net of reclassification
  adjustment and tax effects                          -             -            -           -      (1,309)             -    (1,309)
                                                                                                                           --------
           Total comprehensive loss                                                                                          (2,957)
                                                                                                                           --------
Issuance of common stock in connection with
  Bank's conversion from mutual to stock-
  owned savings bank                                 60        57,891       (4,609)          -           -              -    53,342

Decrease in unearned compensation                     -             -           13           -           -              -        13
                                                   -----      -------     ---------    -------     -------       --------- --------

Balance at March 31, 1999                          $ 60       $57,891     $ (4,596)    $32,412     $   404       $      -   $86,171
                                                   =====      =======     =========    =======     =======       ========= ========

See accompanying notes to unaudited consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                       Unaudited
                                                                              Three Months Ended March 31,
                                                                                 2000              1999
                                                                               ---------        ----------
Cash flows from operating activities:
    Net income (loss)                                                          $  1,045           ($1,648)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Provision for loan losses                                                  20                60
          Charitable contribution in the form of equity securities                    -             4,444
          Net (accretion) amortization of investments                               (19)                3
          Depreciation and amortization                                             226               169
          Employee stock ownership plan expense                                      96                13
          Stock-based incentive plan expense                                        124                 -
          Deferred tax benefit                                                        -            (1,511)
          Gain on sales and disposition of securities, net                         (318)             (448)
          Loss on sale of other real estate owned                                     1                 -
          Amortization of goodwill                                                   19                 -
          Changes in operating assets and liabilities:
               Accrued interest receivable                                         (529)              (93)
               Accrued expenses and other liabilities                               807               190
               Other, net                                                           361               335
                                                                              ----------        ----------
                          Net cash provided by operating activities               1,833             1,514
                                                                              ----------        ----------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                          1,500             3,474
    Purchases of securities available for sale                                  (24,426)           (3,673)
    Proceeds from maturities of securities available for sale                         -               172
    Principal payments on mortgage-backed investments                             2,572             3,705
    Purchases of Federal Home Loan Bank stock                                    (1,908)              (85)
    Loans originated/purchased, net of loan payments received                   (24,890)           (6,750)
    Purchases of banking premises and equipment                                     (93)             (686)
    Proceeds from sales of foreclosed real estate                                   741                73
    Payment to purchase A.J. Agan Insurance Agency, Inc.                           (800)                -
    Loan to fund employee stock ownership plan                                        -            (4,609)
                                                                              ----------        ----------
                          Net cash used in investing activities                 (47,304)           (8,379)
                                                                              ----------        ----------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                          16,713            (1,855)
    Net increase (decrease) in Federal Home Loan Bank Advances                   35,337           (42,805)
    Net (decrease) increase in repurchase agreements                               (130)               16
    Net increase in mortgagors' escrow accounts                                     605               520
    Net proceeds from initial public offering                                         -            53,507
    Cash dividends paid                                                            (265)                -
    Treasury stock purchased                                                     (3,189)                -
                                                                              ----------        ----------
                          Net cash provided by financing activities              49,071             9,383
                                                                              ----------        ----------

Net increase in cash and cash equivalents                                         3,600             2,518

Cash and cash equivalents at beginning of period                                 16,185            11,978

                                                                              ----------        ----------
Cash and cash equivalents at end of period                                     $ 19,785           $14,496
                                                                              ==========        ==========

Supplemental cash flow information:

    Interest paid on deposits                                                    $2,073           $ 2,383
    Interest paid on borrowings                                                   2,619             1,431
    Income taxes paid                                                                30               107
    Purchase of treasury stock - trade date accounting                            3,854                 -

See accompanying notes to unaudited consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000
                (Dollars in thousands except per share amounts)

1.  Consolidated Financial Statements

The Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the "Company") included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 1999. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three month interim period covered hereby are not necessarily indicative of the operating results for a full year.

2.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as amended by SFAS 137, is effective for all fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
(a) a hedge of the exposure to changes in the fair market value of a recognized asset or liability, or of an unrecognized firm commitment that is attributable to a particular risk, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

3.  Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive shares, such as stock options or restricted stock, had been issued. However, options will have a dilutive effect only when the average market price of the common stock exceeds the exercise price of the options. Earnings per share data is not presented in these financial statements for the three months ended March 31, 1999 since shares of common stock were not issued until March 19, 1999.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands except per share amounts).

                                                                                 Unaudited
                                                                        Three Months Ended March 31,
                                                                        2000                    1999
                                                                 --------------------    --------------------
Net income                                                                    $1,045                      NA

Weighted average shares outstanding:

     Weighted average shares outstanding                                   5,998,860                      NA
     Less: unearned ESOP shares                                             (439,806)                     NA
     Less: treasury shares                                                  (279,851)                     NA
                                                                 --------------------
         Basic                                                             5,279,203                      NA

               Effect of dilutive stock options                                    -                      NA

                                                                 --------------------
         Diluted                                                           5,279,203                      NA
                                                                 ====================

Net income per share:
     Basic                                                                     $0.20                      NA
     Diluted                                                                   $0.20                      NA

4.  Dividends

On April 19, 2000, the Company declared a cash dividend of $0.0525 per share payable on May 24, 2000 to shareholders of record as of the close of business on May 4, 2000.

5.  Loan commitments

Outstanding commitments for all loans totaled $12.8 million at March 31, 2000 compared to $7.7 million at December 31, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2000 and 1999, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Examples of these assumptions may be found in the discussion of Allowance for Loan Losses, Provision for Loan Losses, Liquidity and Regulatory Capital.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Total assets increased $51.3 million, or 10.2%, to $552.2 million at March 31, 2000, from $500.9 million at December 31, 1999 primarily reflecting increases in securities available for sale and loans. Asset growth was funded primarily by increases in deposits and Federal Home Loan Bank advances. Stock repurchases totaling $7.0 million, offset by net income of $1.0 million, contributed to a net decrease in stockholders' equity of $5.9 million to $75.0 million at March 31, 2000 from $80.9 million at December 31, 1999.

Investments

At March 31, 2000, the Company's securities portfolio totaled $170.9 million, or 30.9% of assets, all of which was categorized as available-for-sale. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company's investment securities.

                                                           March 31, 2000                        December 31, 1999
                                                -------------------------------------   -------------------------------------
                                                   Amortized              Fair             Amortized             Fair
                                                      Cost               Value                Cost               Value
                                                -----------------   -----------------   -----------------  ------------------
                                                                            (Dollars In Thousands)
Equity securities:
    Preferred stock                              $         4,428     $         3,939     $         4,358    $          3,924
    Common stock                                          15,518              14,551              14,270              13,683
    Trust preferred                                       19,439              18,831              13,353              12,345
                                                -----------------   -----------------   -----------------  ------------------
      Total equity securities                             39,385              37,321              31,981              29,952
                                                -----------------   -----------------   -----------------  ------------------

Mortgage-backed and mortgage-related securities:
    Freddie Mac                                           23,081              22,634              23,502              23,081
    Fannie Mae                                            68,558              67,515              54,001              52,916
    Ginnie Mae                                            39,171              36,592              39,912              37,049
    REMICS                                                 6,604               6,814               6,712               6,959
                                                -----------------   -----------------   -----------------  ------------------
      Total mortgage-backed securities                   137,414             133,555             124,127             120,005
                                                -----------------   -----------------   -----------------  ------------------
         Total securities (1)                    $       176,799     $       170,876     $       156,108    $        149,957
                                                =================   =================   =================  ==================

(1) Does not include $9.5 million and $7.5 million of FHLB-Boston stock held at March 31, 2000 and December 31, 1999, respectively.

Securities available for sale increased $20.9 million, or 13.9%, due to purchases of $15.8 million of mortgage-backed securities and $6.1 million of trust preferred securities.

Lending Activities

At March 31, 2000, the Company's gross loan portfolio was $336.2 million, or 60.9%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

                                                   March 31, 2000                   December 31, 1999
                                           -------------------------------   --------------------------------
                                                               Percent                           Percent
                                              Amount          of Total           Amount          of Total
                                           --------------   --------------   ---------------  ---------------
                                                               (Dollars In Thousands)
Real estate loans
    One- to four-family                         $183,488           54.57%          $170,808           54.83%
    Multi-family                                  28,426            8.45%            26,104            8.38%
    Commercial                                    27,614            8.21%            23,796            7.64%
    Construction and development                   4,086            1.22%             2,873            0.92%
                                           --------------   --------------   ---------------  ---------------
         Total real estate loans                 243,614           72.45%           223,581           71.77%
                                           --------------   --------------   ---------------  ---------------

Consumer loans
    Home equity loans                             73,957           22.00%            69,821           22.41%
    Automobile                                     9,818            2.92%             9,653            3.10%
    Other                                          3,418            1.02%             3,551            1.14%
                                           --------------   --------------   ---------------  ---------------
         Total consumer loans                     87,193           25.94%            83,025           26.65%
                                           --------------   --------------   ---------------  ---------------

Commercial loans                                   5,423            1.61%             4,907            1.58%
                                           --------------                    ---------------  ---------------

         Total loans                             336,230          100.00%           311,513          100.00%
                                                            ==============                    ===============

Less:
    Unadvanced loan funds (1)                     (2,273)                            (2,350)
    Deferred loan origination costs                  630                                553
    Allowance for loan losses                     (2,310)                            (2,309)
                                           --------------                    ---------------

         Net loans                             $ 332,277                          $ 307,407
                                           ==============                    ===============

(1) Includes committed but unadvanced loan amounts.


Total gross loans rose $24.7 million, or 7.9%, during the first quarter of 2000. Loan growth was strong across several categories, with increases of 7.4% in one- to four-family residential real estate loans, 8.9% in multi-family real estate loans, 16.0% in commercial real estate loans and 5.9% in home equity loans. The increase in one- to four-family residential real estate loans reflects purchases and originations, partially offset by prepayments and amortization of the existing portfolio. Solid origination volume, partially offset by prepayments and amortization of the existing portfolio, was mainly responsible for the increases in multi-family real estate, commercial real estate and home equity loans.

Non-performing Assets and Impaired Loans

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

                                                              March 31,       December 31,
                                                                2000              1999
                                                            --------------   ---------------
                                                                (Dollars in Thousands)
Nonaccruing loans:
    Real estate:
       One- to four- family                                           $ -              $ 49
       Commercial                                                      12                12
    Home equity loans and lines of credit                             114               114
                                                            --------------   ---------------
       Total                                                          126               175
Other real estate owned, net (1)                                      141               879
Other repossessed assets                                                -                 4
                                                            --------------   ---------------
    Total non-performing assets                                       267             1,058
Troubled debt restructurings                                            -                 -
Troubled debt restructurings and
                                                            --------------   ---------------
    total non-performing assets                                     $ 267           $ 1,058
                                                            ==============   ===============
Total non-performing loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)                               0.04%             0.06%
Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets (3)                                  0.05%             0.21%

(1)  Other real estate owned balances are shown net of related allowances.
(2) Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3) Non-performing assets consist of nonperforming loans and other real estate owned, net.
     Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The reduction in other real estate owned from December 31, 1999 primarily reflects the sale of an office/retail building with a book value of $738,000 for $737,000 in the first quarter of 2000.

Allowance for Loan Losses

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                                          At or for the Three Months
                                                                                 Ended March 31,
                                                                      ------------------------------------
                                                                          2000                  1999
                                                                      --------------        --------------
                                                                            (Dollars in Thousands)
Allowance for loan losses, beginning of period                               $2,309                $2,166

Charged-off loans:
    Real estate                                                                   -                     7
    Consumer                                                                     30                    18
                                                                      --------------        --------------
       Total charged-off loans                                                   30                    25

Recoveries on loans previously charged-off:
    Real estate                                                                   2                     -
    Consumer                                                                      9                     7
                                                                      --------------        --------------
       Total recoveries                                                          11                     7
                                                                      --------------        --------------
Net loans charged off                                                            19                    18
Provision for loan losses                                                        20                    60
                                                                      --------------        --------------
Allowance for loan losses, end of period                                     $2,310                $2,208
                                                                      ==============        ==============
Net loans charged-off to average
    interest-earning loans                                                    0.02%                 0.03%
Allowance for loan losses to total loans (1)                                  0.69%                 0.75%
Allowance for loan losses to non-performing
    loans and troubled debt restructurings (2)                             1833.33%               226.46%
Net loans charged-off to allowance for loan losses                            3.29%                 3.26%
Recoveries to charge-offs                                                    36.67%                28.00%

(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2) Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits

The following table sets forth the distribution of deposit accounts for the periods indicated.

                                                         March 31, 2000                 December 31, 1999
                                                  -----------------------------    -----------------------------
                                                                    Percent                          Percent
                                                                    of Total                         of Total
                                                     Balance        Deposits          Balance        Deposits
                                                  --------------  -------------    --------------  -------------
                                                                        (Dollars In Thousands)
Demand deposits                                         $12,876          4.60%           $11,975          4.55%
Savings                                                  68,133         24.34%            67,169         25.52%
Money market                                             29,007         10.36%            30,321         11.52%
NOW                                                      39,966         14.28%            35,076         13.33%
Brokered deposits                                        10,000          3.57%                 -              -
Certificates of deposit                                 119,927         42.85%           118,655         45.08%
                                                  -------------   -----------      -------------   -----------
    Total deposits                                    $ 279,909        100.00%         $ 263,196        100.00%
                                                  =============   ===========      =============   ===========

Core deposits, excluding brokered deposits and certificates of deposit, increased $5.5 million, or 3.8%, to $150.0 million at March 31, 2000 from $144.5 million at December 31, 1999 primarily due to growth in total number of deposit accounts, and to a lesser extent, the introduction of a new interest checking product, the Premium Investment Account. The growth in number of accounts is mainly due to the active promotion of checking and savings products as well as new customers gained as a result of ongoing consolidation in the banking industry. During the first quarter of 2000, the introduction of the Premium Investment Account resulted in approximately $1.0 million in new deposits.

The Company acquired $10.0 million of brokered certificates of deposit during the first quarter of 2000. The Company from time to time utilizes brokered deposits as an alternative source of funding and to reduce dependence on FHLB Advances when such funds have a competitive interest rate. These brokered deposits mature in five years and are callable, at the option of the broker, beginning after one year.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

General
The Company reported net income of $1.0 million, or $0.20 per share, for the quarter ended March 31, 2000 compared to a net loss of $1.6 million for the same period last year. Excluding the $4.4 million contribution to establish the Woronoco Savings Charitable Foundation and the related tax benefit of $1.5 million, the Company earned $1.3 million for the three months ended March 31, 1999.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth, for the periods indicated, average balances, interest income and expense, and yields earned or rates paid on the major categories of assets and liabilities. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. The yields and costs are annualized. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

                                                                         For the Three Months Ended March 31,
                                                    ------------------------------------------------------------------------------
                                                                     2000                                      1999
                                                    ---------------------------------------     ----------------------------------
                                                                                  Average                                 Average
                                                      Average                     Yield/        Average                   Yield/
                                                      Balance      Interest        Rate         Balance     Interest      Rate
                                                    -----------    --------     -----------     -------     --------      -------
                                                                                  (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
       Mortgage-backed securities                        $ 124,258      $ 2,178       7.01%       $ 86,781     $ 1,488      6.86%
       Equity securities                                    35,352          611       6.91%         22,016         229      4.16%
    FHLB stock                                               8,633          119       5.51%          5,706          55      3.86%
    Loans: (2)
       Residential real estate loans                       198,141        3,628       7.32%        181,839       3,362      7.40%
       Commercial real estate loans                         26,885          573       8.53%         22,803         515      9.03%
       Consumer loans                                       84,899        1,655       7.84%         77,037       1,412      7.43%
       Commercial loans                                      5,076          105       8.18%          5,459          93      6.81%
                                                         ---------       ------                   --------     -------
         Loans, net                                        315,001        5,961       7.58%        287,138       5,382      7.52%
    Other                                                    4,444           37       3.29%         41,131         320      3.11%
                                                         ---------       ------                   --------     -------
         Total interest-earning assets                     487,688        8,906       7.31%        442,772       7,474      6.77%
                                                                         ------                                -------

Noninterest-earning assets                                  31,357                                  21,159
                                                         ---------                                --------

         Total assets                                    $ 519,045                               $ 463,931
                                                         =========                                ========

Interest-bearing liabilities:
    Deposits:
       Money market accounts                              $ 30,163      $   232       3.09%      $  27,624     $   208      3.05%
       Savings accounts (3)                                 67,458          316       1.88%        100,748         330      1.33%
       NOW accounts                                         35,138           53       0.61%         31,098          77      1.00%
       Certificates of deposit                             119,757        1,470       4.94%        138,028       1,771      5.20%
                                                         ---------      -------                  ---------     -------
         Total interest-bearing deposits                   252,516        2,071       3.30%        297,498       2,386      3.25%
    Borrowings                                             171,938        2,520       5.80%        105,282       1,347      5.12%
                                                         ---------      -------                  ---------     -------

         Total interest-bearing liabilities                424,454        4,591       4.31%        402,780       3,733      3.74%
                                                                        -------     ------                     -------     -----

    Demand deposits                                         12,049                                  10,835
    Other noninterest-bearing liabilities                    3,591                                   3,046
                                                         ---------                                --------

         Total liabilities                                 440,094                                 416,661
    Total stockholders' equity                              78,951                                  47,270
                                                         ---------                                --------

         Total liabilities and stockholders' equity      $ 519,045                               $ 463,931
                                                         =========                               =========
    Net interest-earning assets                          $  63,234                               $  39,992
                                                         =========                               =========
    Net interest income/interest
       rate spread (4)                                                  $ 4,315       3.00%                    $ 3,741      3.03%
                                                                        =======     ======                     =======    ======
    Net interest margin as a percentage
       of interest-earning assets (5)                                                 3.54%                                 3.38%
                                                                                    ======                                ======
    Ratio of interest earning assets
       to interest-bearing liabilities                                              114.90%                               109.93%
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

                                                                 Three Months Ended March 31,
                                                                    2000 compared to 1999
                                                     -----------------------------------------------------
                                                          Increase (Decrease) Due to
                                                     -----------------------------------------------------
                                                         Volume              Rate                Net
                                                     ---------------    ---------------     --------------
                                                                     (Dollars in Thousands)
Interest-earning assets:
      Mortgage-backed securities                            $   656             $   34            $   690
      Equity securities                                         182                200                382
      FHLB stock                                                 34                 30                 64
      Loans:
           Residential real estate loans                        298                (32)               266
           Commercial real estate loans                          85                (27)                58
           Consumer loans                                       158                 85                243
           Commercial loans                                      (7)                19                 12
                                                     ---------------    ---------------     --------------
                 Total loans                                    534                 45                579
      Other                                                    (303)                20               (283)
                                                     ---------------    ---------------     --------------
                 Total interest-earning assets              $ 1,103             $  329            $ 1,432
                                                     ---------------    ---------------     --------------

Interest-bearing liabilities:
      Deposits:
           Money market accounts                            $    21             $    3            $    24
           Savings accounts (1)                                (132)               118                (14)
           NOW accounts                                          11                (35)               (24)
           Certificates of deposit                             (217)               (84)              (301)
                                                     ---------------    ---------------     --------------
                 Total deposits                                (317)                 2               (315)
      Borrowings                                                969                204              1,173
                                                     ---------------    ---------------     --------------
                 Total interest-bearing liabilities             652                206                858
                                                     ---------------    ---------------     --------------
Increase in net interest income                             $   451             $  123            $   574
                                                     ===============    ===============     ==============

(1)      Includes interest on mortgagors' escrow deposits.

Net interest income totaled $4.3 million for the three months ended March 31, 2000 compared to $3.7 million for the same period in 1999, representing an increase of $574,000, or 15.3% due to increases in average interest-earning assets and net interest margin. The improvement of 16 basis points in net interest margin primarily reflects the reinvestment of proceeds from the Company's 1999 stock offering to fund a portion of the Company's asset growth.

Interest and dividend income increased $1.4 million, or 19.2%, to $8.9 million for the three months ended March 31, 2000 reflecting higher interest-earning assets balances and yields. Interest-earning assets totaled $487.7 million for the first quarter of 2000 compared to $442.8 million for the same period last year, an increase of $44.9 million, or 10.1%. Average investments increased $50.8 million, or 46.7%, resulting from the use of Conversion proceeds and additional borrowings to fund the purchases of mortgage-backed and trust preferred equity securities. Average loans increased $27.9 million, or 9.7%, primarily due to originations of residential real estate, commercial real estate and home equity loans, offset by amortization and prepayments of the existing loan portfolio. Growth in average investments and loans was offset to some extent by a decrease in other interest-earning assets attributable to the temporary savings deposits associated with the stock offering. The yield on interest-earning assets rose 54 basis points mainly due to the purchase of higher-yielding trust preferred securities, and to a lesser extent, the higher interest rate environment which led to improved yields on new assets as well as the repricing of existing consumer and commercial loans.

Total interest expense increased $858,000, or 23.0%, to $4.6 million for the three months ended March 31, 2000 resulting primarily from an increase in average borrowings and higher rates paid on borrowings as a result of the higher interest rate environment, offset by decreased average interest-bearing deposits. Average borrowings grew $66.7 million, or 63.3%, resulting from management's decision to increase its utilization of borrowings to fund asset growth. The reduction in average interest-bearing deposit balances primarily reflects approximately $35 million of temporary savings deposits associated with the stock offering and lower certificates of deposit balances. The maturing of previously-offered premium-rate "specials", as well as the inability to retain other certificates of deposit due to competitive pricing pressures, contributed to the reduction in average certificates of deposits.

Provision for Loan Losses

The Company's provision for loan losses decreased by $40,000, or 66.7%, to $20,000 for the first quarter of 2000 from $60,000 for the same period in 1999. Management determined that a decrease in the provision was warranted based upon the reserve coverage ratios, a decrease in total nonperforming loans and troubled debt restructurings and an analysis of the adequacy of the balance in the allowance for loan losses. At March 31, 2000, the Company's allowance for loan losses was $2.2 million, or 0.75% of total loans, and 226.46% of nonperforming loans and troubled debt restructurings as compared to $2.3 million, or 0.69% of total loans, and 1,833.33% of nonperforming loans and troubled debt restructurings as of March 31, 2000. Total nonperforming loans and troubled debt restructurings decreased $876,000, or 77%, from $1.1 million at March 31, 1999 compared to $267,000 at March 31, 2000. Management of the Company assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover loan losses inherent in the portfolio or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

Other Income

Total other income increased $37,000, or 4.0%, to $956,000 for the quarter ended March 31, 2000 from $919,000 in the 1999 period as a result of growth in fee income and insurance commissions, partially offset by lower gain on sales of securities. Fee income increased $42,000, or 9.5%, for the three months ended March 31, 2000 reflecting solid growth in core deposits. During the period from March 31, 1999 through March 31, 2000, the Company experienced a 16% increase in net new transaction accounts. The increase in insurance commissions was due to the purchase of Agan Insurance Agency in January 2000.

Other Expenses

Other expenses totaled $3.6 million for the first quarter of 2000 compared to $7.3 million for the 1999 period. Excluding the $4.4 million contribution in 1999 to establish the Woronoco Savings Charitable Foundation, other expenses for the three months ended March 31, 2000 increased $802,000, or 28.2%. Salaries and benefits increased $557,000, or 39.8%, primarily due to expenses associated with the Company's employee stock ownership and stock-based incentive plans, additional staff required to support the growth of the Company and an increase in other benefit costs. Marketing expenses decreased $57,000, or 28.1%, as a result of advertising and promotional activities related to the opening of the Amherst, Massachusetts full service supermarket branch in 1999. Professional expenses rose $47,000, or 32.4%, as a result of increased legal expenses related to the additional requirements of being a public company. Data processing expenses increased $27,000, or 15.3%, due to costs associated with growth in deposit accounts. Contributions declined $4.4 million as a result of the Company's 1999 contribution to establish the Woronoco Saving Charitable Foundation. Other general and administrative expenses grew $173,000, or 38.4%, principally due to increased investor-related expenses, telemarketing costs related to home equity loan products, increased expenditures attributable to significant growth in customers using Woronoco Online Link, our online banking product, Delaware franchise taxes, and expenses associated with the Company's larger deposit base.

Income Taxes

Total income tax expense was $565,000 for the three months ended March 31, 2000, compared to income tax benefit of $1.0 million in 1999. Excluding the $1.5 million tax effect related to the 1999 contribution to establish Woronoco Savings Charitable Foundation, income tax expense would have totaled $475,000, representing an increase of $90,000, or 19.0%, primarily due to growth in operating income before taxes.

Liquidity

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

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, as well as the purchase of adjustable rate one-to four-family residential mortgage loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the three months ended March 31, 2000, the Company's loan originations and purchases totaled $23.2 million and $13.8 million, respectively. At March 31, 2000, the Company's investments in mortgage-backed and equity securities totaled $170.9 million. During the three months ended March 31, 2000, total deposits increased $16.7 million. The Company issued $10.0 million of brokered certificates of deposit in the first quarter of 2000, which contributed to growth in deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At March 31, 2000, the Company had $187.5 million of FHLB borrowings.

Outstanding commitments for all loans totaled $12.8 million at March 31, 2000. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2000, totaled $116.3 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk weighted assets (as defined) and to average assets (as defined). Management believes, as of March 31, 2000 and December 31, 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2000 and December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of March 31, 2000 and December 31, 1999 are also presented in the table.


                                                                                                                Minimum
                                                                                                               to be well
                                                                                                            Capitalized Under
                                                                             Minimum for Capital            Prompt Corrective
                                                      Actual                  Adequacy Purposes             Action Provisions
                                           --------------------------     --------------------------    --------------------------
                                             Amount          Ratio           Amount         Ratio          Amount         Ratio
As of March 31, 2000:
--------------------

Total Capital to Risk Weighted Assets
    Company                                   $78,812        22.6%           $27,854         8.0%              N/A         N/A
    Bank                                      $58,016        16.7%           $27,729         8.0%          $34,661        10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                   $76,502        22.0%           $13,927         4.0%          $20,890         6.0%
    Bank                                      $55,706        16.1%           $13,864         4.0%          $20,797         6.0%

Tier 1 Capital to Average Assets
    Company                                   $76,502        14.6%           $20,948         4.0%          $26,186         5.0%
    Bank                                      $55,706        10.7%           $15,625         3.0% -        $26,042         5.0%
                                                                             $26,042         5.0%
As of December 31, 1999:
-----------------------

Total Capital to Risk Weighted Assets
    Company                                   $86,046        27.0%           $25,520         8.0%              N/A         N/A
    Bank                                      $58,976        18.6%           $25,399         8.0%          $31,749        10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                   $83,737        26.2%           $12,760         4.0%          $19,140         6.0%
    Bank                                      $56,667        17.8%           $12,700         4.0%          $19,049         6.0%

Tier 1 Capital to Average Assets
    Company                                   $83,737        17.9%           $18,728         4.0%          $23,410         5.0%
    Bank                                      $56,667        12.1%           $14,003         3.0% -        $23,338         5.0%
                                                                             $23,338         5.0%

The reduction in the Company's capital amounts and ratios from December 31, 1999 primarily reflects the stock repurchases and growth in assets during the first quarter of 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 1999. In addition, during the first quarter of 2000, the Company entered into two interest rate swap agreements, each with a notional amount of $10 million. Under the terms of the first swap agreement, which is for a period of 13 months, the Company exchanges a monthly payment based on the 30 day LIBOR rate for a semi-annual payment based on a fixed rate of 6.77%. Under the terms of the second swap agreement, the Company exchanges a monthly payment based on the 30 day LIBOR rate plus five basis points for a monthly payment based on a fixed rate of 7.25%. The second swap agreement is for a period of five years and is callable, at the option of the Company, in March 2001 and monthly, thereafter.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.

Item 5.  Other Information.
         -----------------

None.

Item 6.  Exhibits and Reports on Form 8-K ((S).249.308 of this Chapter).
         -------------------------------------------------------------

         (a)      Exhibits

                  3.1      Certificate of Incorporation of Woronoco Bancorp,
                           Inc. (1)
                  3.2      Amended Bylaws of Woronoco Bancorp, Inc.
                  4.0      Stock Certificate of Woronoco Bancorp, Inc. (1)
                  11.0 Statement Re: Computation of Per Share Earnings Incorporated Herein By Reference to Part 1 - Earnings Per Share
                  27.0     Financial Data Schedule

         -----------------------------
                  (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.


         (b)      Reports on Form 8-K

                  On February 28, 2000 the Company filed an 8-K relating to the press release issued on February 25, 2000 which announced that the Company had completed its plan to repurchase 5% of its outstanding shares. The Company also announced that it was authorized by its Board of Directors to repurchase up to an additional 10% of its 5,698,917 outstanding shares of common stock commencing March 20, 2000. The press release making the announcement was filed by exhibit.

                                  SIGNATURES

          In accordance with the requirements of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            WORONOCO BANCORP, INC.


Dated:  May 10, 2000                     By:   /s/ Cornelius D. Mahoney
                                               ------------------------
                                               Cornelius D. Mahoney
                                               Chairman of the Board, President
                                               and Chief Executive Officer
                                               (principal executive officer)

Dated:  May 10, 2000                     By:   /s/ Debra L. Murphy
                                               --------------------------
                                               Debra L. Murphy
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)