Form 10-Q
period 2000-06-30
WORONOCO BANCORP INC
filed 2000-08-14
CIK 1072886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                         Commission File Number 1-14671



                             WORONOCO BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Delaware                                                            04-3444269
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)


31 Court Street, Westfield, Massachusetts                                 01085
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (413) 568-9141
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changes since last report)


         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The issuer had 4,733,018 shares of common stock, par value $0.01 per share, outstanding as of August 4, 2000.

                             WORONOCO BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                           Page
PART I.  FINANCIAL INFORMATION                                                                             ----
Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at
           June 30, 2000 and December 31, 1999............................................................    1

           Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 2000 and 1999..................................................      2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Six Months Ended June 30, 2000 and 1999...............................................     3

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2000 and 1999......................................................      4

           Notes to Unaudited Consolidated Financial Statements.........................................      5


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................................................      7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................      25

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................    26
Item 2.    Changes in Securities and Use of Proceeds.....................................................     26
Item 3.    Defaults Upon Senior Securities................................................................    26
Item 4.    Submission of Matters to a Vote of Security Holders............................................    26
Item 5.    Other Information .............................................................................    27
Item 6.    Exhibits and Reports on Form 8-K..............................................................     27

SIGNATURES................................................................................................    28


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                            Unaudited
                                                                                             June 30,            December 31,
Assets                                                                                         2000                  1999
                                                                                        -------------------    ------------------
Cash and due from banks                                                                            $10,942               $13,569
Interest-bearing balances                                                                            3,970                 2,616
                                                                                        -------------------    ------------------
         Total cash and cash equivalents                                                            14,912                16,185

Securities available for sale, at fair value                                                       181,873               149,957
Federal Home Loan Bank stock, at cost                                                               10,850                 7,542
Loans, net of allowance for loan losses ($2,347 at
   June 30, 2000 and $2,309 at December 31, 1999)                                                  357,789               307,407
Other real estate owned, net                                                                            96                   883
Banking premises and equipment, net                                                                  8,589                 8,859
Accrued interest receivable                                                                          2,796                 2,263
Net deferred tax asset                                                                               5,007                 4,922
Cash surrender value of life insurance                                                               2,157                 2,075
Other assets                                                                                         1,287                   855
                                                                                        -------------------    ------------------
         Total assets                                                                             $585,356              $500,948
                                                                                        ===================    ==================
Liabilities and Stockholders' Equity

Deposits                                                                                          $311,548              $263,196
Federal Home Loan Bank advances                                                                    198,930               152,147
Repurchase agreements                                                                                   53                   170
Mortgagors' escrow accounts                                                                            783                   883
Accrued expenses and other liabilities                                                               2,009                 3,657
                                                                                        -------------------    ------------------
         Total liabilities                                                                         513,323               420,053
                                                                                        -------------------    ------------------
Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                                      -                     -
    Common stock ($.01 par value; 16,000,000 shares authorized;
      shares issued: 5,998,860 at June 30, 2000 and December 31,
      1999; shares outstanding: 4,812,018 at June 30, 2000 and
      5,822,360 at December 31, 1999)                                                                   60                    60
    Additional paid-in capital                                                                      57,880                57,874
    Unearned compensation                                                                           (6,176)               (6,604)
    Retained earnings                                                                               36,765                35,230
    Accumulated other comprehensive loss - net unrealized
      loss on securities available-for-sale, net of tax effects                                     (4,366)               (3,875)
    Treasury stock, at cost (1,186,842 shares at June 30, 2000
      and 176,500 shares at December 31, 1999)                                                     (12,130)               (1,790)
                                                                                        -------------------    ------------------
         Total stockholders' equity                                                                 72,033                80,895
                                                                                        -------------------    ------------------
         Total liabilities and stockholders' equity                                               $585,356              $500,948
                                                                                        ===================    ==================

See accompanying notes to unaudited consolidated financial statements

                 WORONOCO BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars In Thousands Except Per Share Amounts)


                                                                   Unaudited                              Unaudited
                                                              Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                        ----------------------------------    -----------------------------------
                                                             2000               1999               2000                1999
                                                        ---------------    ---------------    ---------------     ---------------
Interest and dividend income:
    Interest and fees on loans                                  $6,531             $5,398            $12,492             $10,780
    Interest and dividends on investment securities:
      Interest                                                   2,406              1,310              4,584               2,798
      Dividends                                                    780                335              1,510                 619
    Interest on federal funds sold                                  24                 17                 24                 323
    Other interest income                                           89                 10                126                  24
                                                        ---------------    ---------------    ---------------     ---------------
          Total interest and dividend income                     9,830              7,070             18,736              14,544
                                                        ---------------    ---------------    ---------------     ---------------

Interest expense:
    Interest on deposits                                         2,437              2,343              4,508               4,729
    Interest on borrowings                                       3,233                839              5,753               2,186
                                                        ---------------    ---------------    ---------------     ---------------
          Total interest expense                                 5,670              3,182             10,261               6,915
                                                        ---------------    ---------------    ---------------     ---------------

Net interest income                                              4,160              3,888              8,475               7,629
Provision for loan losses                                           40                 60                 60                 120
                                                        ---------------    ---------------    ---------------     ---------------

Net interest income, after provision for loan losses             4,120              3,828              8,415               7,509
                                                        ---------------    ---------------    ---------------     ---------------
Other income:
    Fee income                                                     542                478              1,026                 920
    Insurance commissions                                          122                  -                239                   -
    Gain on sales and disposition of securities, net               321                355                639                 803
    Other income                                                    77                 66                114                  95
                                                        ---------------    ---------------    ---------------     ---------------
          Total other income                                     1,062                899              2,018               1,818
                                                        ---------------    ---------------    ---------------     ---------------
Other expenses:
    Salaries and employee benefits                               1,925              1,539              3,881               2,938
    Occupancy and equipment                                        460                430                947                 880
    Marketing                                                      236                206                382                 409
    Professional services                                          235                246                427                 391
    Data processing                                                191                190                394                 366
    Contributions                                                    6                  1                 10               4,446
    Other general and administrative                               602                498              1,255                 964
                                                        ---------------    ---------------    ---------------     ---------------
          Total other expenses                                   3,655              3,110              7,296              10,394
                                                        ---------------    ---------------    ---------------     ---------------

Income (loss) before income tax expense (benefit)                1,527              1,617              3,137              (1,067)

Income tax expense (benefit)                                       528                609              1,093                (427)
                                                        ---------------    ---------------    ---------------     ---------------

          Net income (loss)                                       $999             $1,008             $2,044               ($640)
                                                        ===============    ===============    ===============     ===============
Earnings per share:
     Basic                                                       $0.22              $0.18              $0.42                  NA
     Diluted                                                     $0.22              $0.18              $0.41                  NA

Weighted average shares outstanding:
     Basic                                                   4,568,297          5,519,062          4,923,695                  NA
     Diluted                                                 4,597,900          5,519,062          4,936,317                  NA



See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2000 and 1999
                                 (In Thousands)
                                   (Unaudited)


                                                                                              Accumulated
                                                                                                  Other
                                                                Additio-                        Comprehe-
                                                                  nal      Unearned              nsive
                                                     Common     Paid-in     Compen-  Retained    (Loss)      Treasury
                                                     Stock      Capital     sation   Earnings    Income       Stock       Total
                                                    --------   ----------  --------- --------  -----------  ---------- ----------

Balance at December 31, 1999                          $ 60     $57,874     (6,604)   $35,230    $ (3,875)    $ (1,790)   $80,895
                                                                                                                        ---------
Comprehensive income:
Net income                                               -           -          -      2,044           -            -      2,044
Change in net unrealized loss on securities
   available for sale, net of reclassification
   adjustment and tax effects                            -           -          -          -        (491)           -       (491)
                                                                                                                        ---------
           Total comprehensive income                                                                                      1,553
                                                                                                                        ---------

Decrease in unearned compensation                        -           6        428          -           -            -        434

Cash dividends declared                                  -           -          -       (509)          -            -       (509)

Treasury stock purchased                                 -           -          -          -           -      (10,340)   (10,340)
                                                    -------    --------    -------   --------   ---------   ----------  ---------

Balance at June 30, 2000                              $ 60     $57,880     (6,176)   $36,765    $ (4,366)   $ (12,130)   $72,033
                                                    =======    ========    =======   ========   =========   ==========  =========

Balance at December 31, 1998                           $ -         $ -        $ -    $34,060     $ 1,713          $ -    $35,773
                                                                                                                        ---------

Comprehensive income (loss):
Net loss                                                 -           -          -       (640)          -            -       (640)
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                            -           -          -          -      (1,689)           -     (1,689)
                                                                                                                        ---------
           Total comprehensive loss                                                                                       (2,329)
                                                                                                                        ---------
Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                                   60      57,891     (4,609)         -           -            -     53,342

Decrease in unearned compensation                        -           -        136          -           -            -        136
                                                    -------    --------    -------   --------   ---------   ----------  ---------

Balance at June 30, 1999                              $ 60     $57,891     (4,473)   $33,420        $ 24          $ -    $86,922
                                                    =======    ========    =======   ========   =========   ==========  =========

See accompanying notes to unaudited consolidated financial statements

                      WORONOCO BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                                                         Unaudited
                                                                                  Six Months Ended June 30,
                                                                                   2000              1999
                                                                               ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                               $2,044             ($640)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Provision for loan losses                                                     60               120
          Charitable contribution in the form of equity securities                       -             4,444
          Net (accretion) amortization of investments                                  (35)               36
          Depreciation and amortization                                                448               351
          Employee stock ownership plan expense                                        202               136
          Stock-based incentive plan expense                                           232                 -
          Deferred tax benefit                                                           -            (1,511)
          Gain on sales and disposition of securities, net                            (639)             (803)
          Gain on sale of other real estate owned                                       (5)                -
          Amortization of goodwill                                                      39                 -
          Changes in operating assets and liabilities:
               Accrued interest receivable                                            (533)             (243)
               Accrued expenses and other liabilities                               (1,648)           (1,162)
               Other, net                                                              234               596
                                                                               ------------      ------------
                          Net cash provided by operating activities                    399             1,324
                                                                               ------------      ------------
Cash flows from investing activities:
    Proceeds from sales of securities available for sale                             4,072             6,200
    Purchases of securities available for sale                                     (41,620)          (18,252)
    Proceeds from maturities of securities available for sale                            -               433
    Principal payments on mortgage-backed investments                                5,743             7,009
    Purchases of Federal Home Loan Bank stock                                       (3,308)              (85)
    Loans originated/purchased, net of loan payments received                      (50,503)           (9,702)
    Purchases of banking premises and equipment                                       (178)             (971)
    Proceeds from sales of foreclosed real estate                                      853                81
    Payment to purchase A.J. Agan Insurance Agency, Inc.                              (800)                -
    Loan to fund employee stock ownership plan                                           -            (4,609)
                                                                               ------------      ------------
                          Net cash used in investing activities                    (85,741)          (19,896)
                                                                               ------------      ------------

Cash flows from financing activities:
    Net increase in deposits                                                        48,352             2,339
    Net increase (decrease) in Federal Home Loan Bank Advances                      46,783           (36,163)
    Net (decrease) increase in repurchase agreements                                  (117)               54
    Net (decrease) increase in mortgagors' escrow accounts                            (100)               12
    Net proceeds from initial public offering                                            -            53,507
    Cash dividends paid                                                               (509)                -
    Treasury stock purchased                                                       (10,340)                -
                                                                               ------------      ------------
                          Net cash provided by financing activities                 84,069            19,749
                                                                               ------------      ------------

Net (decrease) increase in cash and cash equivalents                                (1,273)            1,177

Cash and cash equivalents at beginning of period                                    16,185            11,978

                                                                               ------------      ------------
Cash and cash equivalents at end of period                                         $14,912           $13,155
                                                                               ============      ============
Supplemental cash flow information:
    Interest paid on deposits                                                       $4,559            $4,732
    Interest paid on borrowings                                                      5,641             2,279
    Income taxes paid                                                                1,040             1,094
    Transfer from loans to other real estate owned                                      61                51


See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2000
                 (Dollars in thousands except per share amounts)

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

3.  Earnings Per Share
Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive shares, such as stock options or restricted stock, had been issued. However, options will have a dilutive effect only when the average market price of the common stock exceeds the exercise price of the options. Earnings per share data is not presented in these financial statements for the six months ended June 30, 1999 since shares of common stock were not issued until March 19, 1999.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands except per share amounts).

                                                          Unaudited                            Unaudited
                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                       2000            1999              2000              1999
                                                  -------------   -------------     -------------     -------------
Net income                                                $999          $1,008            $2,044                NA

Weighted average shares outstanding:
     Weighted average shares outstanding             5,998,860       5,998,860         5,998,860                NA
     Less: unearned ESOP shares                       (429,808)       (479,798)         (434,862)               NA
     Less: treasury shares                          (1,000,755)              -          (640,303)               NA
                                                  -------------   -------------     -------------
         Basic                                       4,568,297       5,519,062         4,923,695                NA

               Effect of dilutive stock options         29,603               -            12,622                NA

                                                  -------------   -------------     -------------
         Diluted                                     4,597,900       5,519,062         4,936,317                NA
                                                  =============   =============     =============

Net income per share:
     Basic                                               $0.22           $0.18             $0.42                NA
     Diluted                                             $0.22           $0.18             $0.41                NA

4.  Dividends
On July 20, 2000, the Company declared a cash dividend of $0.06 per share payable on August 24, 2000 to shareholders of record as of the close of business on August 4, 2000.

5.  Loan commitments
Outstanding commitments for all loans totaled $15.1 million at June 30, 2000 compared to $7.7 million at December 31, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2000 and 1999, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets increased $84.5 million, or 16.8%, to $585.4 million at June 30, 2000, from $500.9 million at December 31, 1999 primarily reflecting increases in securities available for sale and loans. Asset growth was funded primarily by increases in deposits and Federal Home Loan Bank advances. Stock repurchases totaling $10.3 million, offset by net income of $2.0 million, contributed to a net decrease in stockholders' equity of $8.9 million to $72.0 million at June 30, 2000 from $80.9 million at December 31, 1999.

Investments
At June 30, 2000, the Company's securities portfolio totaled $181.9 million, or 31.1% of assets, all of which was categorized as available-for-sale. The following table sets forth information regarding the amortized cost and market values of the Company's investment securities.

                                                               June 30, 2000                         December 31, 1999
                                                    ------------------------------------  ---------------------------------------
                                                        Amortized            Fair           Amortized              Fair
                                                          Cost               Value            Cost                 Value
                                                    ------------------  ----------------  ---------------   ---------------------
                                                                               (Dollars In Thousands)
Equity securities:
    Preferred stock                                           $ 4,540            $ 4,110          $ 4,358                $ 3,924
    Common stock                                               15,677             14,173           14,270                 13,683
    Trust preferred                                            19,444             17,865           13,353                 12,345
                                                    ------------------  ----------------- ----------------   --------------------
       Total equity securities                                 39,661             36,148           31,981                 29,952
                                                    ------------------  ----------------- ----------------   --------------------
Mortgage-backed and mortgage-related securities:
    Freddie Mac                                                22,544             22,141           23,502                 23,081
    Fannie Mae                                                 81,599             80,913           54,001                 52,916
    Ginnie Mae                                                 38,287             35,960           39,912                 37,049
    REMICS                                                      6,496              6,711            6,712                  6,959
                                                    ------------------  ----------------- ----------------   --------------------
       Total mortgage-backed securities                       148,926            145,725          124,127                120,005
                                                    ------------------  ----------------- ----------------   --------------------
          Total securities (1)                              $ 188,587          $ 181,873        $ 156,108              $ 149,957
                                                    ==================  ================= ================   ====================

1) Does not include $10.9 million and $7.5 million of FHLB-Boston stock held at June 30, 2000 and December 31, 1999, respectively.

Securities available for sale increased $31.9 million, or 21.3%, primarily due to purchases of $30.5 million of mortgage-backed securities, mainly from Fannie Mae, and $6.1 million of trust preferred securities.

Lending Activities
At June 30, 2000, the Company's gross loan portfolio was $364.1 million, or 62.2%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

                                                         June 30, 2000                       December 31, 1999
                                               -----------------------------------   ----------------------------------
                                                                      Percent                              Percent
                                                   Amount            of Total            Amount            of Total
                                               ----------------   ----------------   ----------------   ---------------
                                                                          (Dollars In Thousands)
Real estate loans
    One- to four-family                               $199,738             54.86%           $170,808            54.83%
    Multi-family                                        32,687              8.98%             26,104             8.38%
    Commercial                                          27,611              7.58%             23,796             7.64%
    Construction and development                         4,973              1.37%              2,873             0.92%
                                               ----------------   ----------------   ----------------   ---------------
          Total real estate loans                      265,009             72.79%            223,581            71.77%
                                               ----------------   ----------------   ----------------   ---------------
Consumer loans
    Home equity loans                                   78,849             21.66%             69,821            22.41%
    Automobile                                          11,159              3.06%              9,653             3.10%
    Other                                                3,635              1.00%              3,551             1.14%
                                               ----------------   ----------------   ----------------   ---------------
          Total consumer loans                          93,643             25.72%             83,025            26.65%
                                               ----------------   ----------------   ----------------   ---------------

Commercial loans                                         5,439              1.49%              4,907             1.58%
                                               ----------------   ----------------    ----------------   ---------------

          Total loans                                  364,091            100.00%            311,513           100.00%
                                                                  ================                      ===============
Less:
    Unadvanced loan funds (1)                           (4,670)                               (2,350)
    Deferred loan origination costs                        715                                   553
    Allowance for loan losses                           (2,347)                               (2,309)
                                               ----------------                      ----------------

          Net loans                                  $ 357,789                             $ 307,407
                                               ================                      ================

(1)  Includes committed but unadvanced loan amounts.

Total gross loans rose $52.6 million, or 16.9%, during the six months ended
June 30, 2000. Loan growth was strong across several categories, with increases of 16.9% in one- to four-family residential real estate loans, 25.2% in multi-family real estate loans, 16.0% in commercial real estate loans and 12.9% in home equity loans. The increase in one- to four-family residential real estate loans is primarily due to loan purchases and, to a lesser extent, loan originations, partially offset by prepayments and amortization of the existing portfolio. Solid origination volume, partially offset by prepayments and amortization of the existing portfolio, was mainly responsible for the increases in multi-family real estate, commercial real estate and home equity loans.

Non-performing Assets
The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

                                                                     June 30,          December 31,
                                                                       2000                1999
                                                                  ----------------   ----------------
                                                                         (Dollars in Thousands)
Nonaccruing loans:
    Real estate:
       One- to four- family                                                  $ 53               $ 49
       Commercial                                                              12                 12
    Home equity loans and lines of credit                                      67                114
                                                                  ----------------   ----------------
       Total                                                                  132                175
Other real estate owned, net (1)                                               96                879
Other repossessed assets                                                        -                  4
                                                                  ----------------   ----------------
    Total non-performing assets                                               228              1,058
Troubled debt restructurings                                                    -                  -
Troubled debt restructurings and
                                                                  ----------------   ----------------
    total non-performing assets                                             $ 228            $ 1,058
                                                                  ================   ================
Total non-performing loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)                                       0.04%              0.06%
Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets (3)                                          0.04%              0.21%

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


                                                                           At or for the Six Months
                                                                                 Ended June 30,
                                                                      ------------------------------------
                                                                          2000                  1999
                                                                      --------------        --------------
                                                                            (Dollars in Thousands)

Allowance for loan losses, beginning of period                               $2,309                $2,166

Charged-off loans:
    Real estate                                                                   -                     7
    Consumer                                                                     56                    23
                                                                      --------------        --------------
       Total charged-off loans                                                   56                    30
                                                                      --------------        --------------

Recoveries on loans previously charged-off:
    Real estate                                                                  14                     9
    Consumer                                                                     20                    16
                                                                      --------------        --------------
       Total recoveries                                                          34                    25
                                                                      --------------        --------------
Net loans charged off                                                            22                     5
Provision for loan losses                                                        60                   120
                                                                      --------------        --------------
Allowance for loan losses, end of period                                     $2,347                $2,281
                                                                      ==============        ==============
Net loans charged-off to average
    interest-earning loans                                                    0.01%                     -
Allowance for loan losses to total loans (1)                                  0.65%                 0.77%
Allowance for loan losses to non-performing
    loans and troubled debt restructurings (2)                             1778.03%               247.40%
Net loans charged-off to allowance for loan losses                            1.87%                 0.44%
Recoveries to charge-offs                                                    60.71%                83.33%

(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2) Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect ot the collectibility of interest or principal.

Deposits
The following table sets forth the distribution of deposit accounts for the periods indicated.

                                                         June 30, 2000                  December 31, 1999
                                                  -----------------------------    -----------------------------
                                                                    Percent                          Percent
                                                                    of Total                         of Total
                                                     Balance        Deposits          Balance        Deposits
                                                  --------------  -------------    --------------  -------------
                                                                      (Dollars In Thousands)
Demand deposits                                         $14,008          4.50%           $11,975          4.55%
Savings                                                  66,755         21.43%            67,169         25.52%
Money market                                             26,752          8.59%            30,321         11.52%
NOW                                                      45,811         14.70%            35,076         13.33%
Brokered deposits                                        30,000          9.63%                 -              -
Certificates of deposit                                 128,222         41.15%           118,655         45.08%
                                                  --------------  -------------    --------------  -------------
    Total deposits                                    $ 311,548        100.00%         $ 263,196        100.00%
                                                  ==============  =============    ==============  =============

Core deposits, excluding brokered deposits and certificates of deposit, increased $8.8 million, or 6.1%, to $153.3 million at June 30, 2000 from $144.5 million at December 31, 1999 primarily due to growth in total number of deposit accounts, and to a lesser extent, the introduction of a new interest checking product, the Premium Investment Account. The growth in number of accounts was mainly due to the active promotion of demand and NOW products as well as new customers gained as a result of ongoing consolidation in the banking industry. During the six months ended June 30, 2000, the introduction of the Premium Investment Account resulted in approximately $2.5 million in new deposits.

The Company acquired $30.0 million of brokered certificates of deposit during the six months ended June 30, 2000. The Company from time to time utilizes brokered deposits as an alternate source of funding and to reduce dependence on FHLB Advances when such funds have a competitive interest rate. These brokered deposits have maturities of five and ten years and are callable, at the option of the Company, beginning after one year.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2000 and
1999

General
The Company reported net income of $1.0 million or $0.22 per diluted share for the quarter ended June 30, 2000 compared to $1.0 million or $0.18 per diluted share for the same period last year. Results for the second quarter of 2000 included nonrecurring severance expenses totaling $113,000 associated with a restructuring of certain management positions completed in the second quarter of 2000. Excluding the severance expenses and the related tax benefit of $40,000, operating income would have been $1.1 million or $0.23 per diluted share.

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

                                                                          For the Three Months Ended June 30,
                                                        ------------------------------------------------------------------------
                                                                       2000                                  1999
                                                        ----------------------------------    ----------------------------------
                                                                                  Average                               Average
                                                         Average                  Yield/       Average                  Yield/
                                                         Balance      Interest     Rate        Balance     Interest      Rate
                                                        -----------  ----------  ---------    ----------- ----------  ----------
                                                                                  (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
       Mortgage-backed securities                        $ 135,974     $ 2,406      7.08%       $ 82,329    $ 1,310       6.36%
       Equity securities                                    36,882         630      6.83%         23,695        245       4.14%
    FHLB stock                                              10,337         150      5.80%          5,733         90       6.28%
    Loans: (2)
       Residential real estate loans                       219,058       4,017      7.34%        186,766      3,382       7.24%
       Commercial real estate loans                         29,676         610      8.22%         23,494        531       9.04%
       Consumer loans                                       90,534       1,795      7.97%         75,737      1,390       7.36%
       Commercial loans                                      5,269         109      8.18%          5,154         95       7.29%
                                                        -----------  ----------               ----------- ----------
         Loans, net                                        344,537       6,531      7.59%        291,151      5,398       7.42%
    Other                                                    8,561         113      5.22%          3,109         27       3.44%
                                                        -----------  ----------               ----------- ----------
         Total interest-earning assets                     536,291       9,830      7.34%        406,017      7,070       6.97%
                                                                     ----------                           ----------

Noninterest-earning assets                                  33,801                                27,089
                                                        -----------                           -----------

         Total assets                                    $ 570,092                             $ 433,106
                                                        ===========                           ===========

Interest-bearing liabilities:
    Deposits:
       Money market accounts                              $ 27,811       $ 213      3.08%       $ 28,487      $ 217       3.06%
       Savings accounts (3)                                 68,496         339      1.99%         69,452        350       2.02%
       NOW accounts                                         42,121         119      1.14%         33,711         88       1.05%
       Certificates of deposit                             136,696       1,766      5.20%        134,343      1,688       5.04%
                                                        -----------  ----------               ----------- ----------
         Total interest-bearing deposits                   275,124       2,437      3.56%        265,993      2,343       3.53%
    Borrowings                                             203,913       3,233      6.27%         68,115        839       4.87%
                                                        -----------  ----------               ----------- ----------

         Total interest-bearing liabilities                479,037       5,670      4.72%        334,108      3,182       3.81%
                                                                     ----------  ---------                ----------  ----------

    Demand deposits                                         12,784                                 8,278
    Other noninterest-bearing liabilities                    4,017                                 3,114
                                                        -----------                           -----------

         Total liabilities                                 495,838                               345,500
    Total stockholders' equity                              74,254                                87,606
                                                        -----------                           -----------

         Total liabilities and stockholders' equity      $ 570,092                             $ 433,106
                                                        ===========                           ===========

    Net interest-earning assets                           $ 57,254                              $ 71,909
                                                        ===========                           ===========
    Net interest income/interest
       rate spread (4)                                                 $ 4,160      2.62%                   $ 3,888       3.16%
                                                                     ==========  =========                ==========  ==========
    Net interest margin as a percentage
       of interest-earning assets (5)                                               3.10%                                 3.83%
                                                                                 =========                            ==========
    Ratio of interest earning assets
       to interest-bearing liabilities                                            111.95%                               121.52%
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

                                                                 Three Months Ended June 30,
                                                                    2000 compared to 1999
                                                     -----------------------------------------------------
                                                            Increase (Decrease)
                                                                  Due to
                                                     -----------------------------------------------------
                                                         Volume              Rate                Net
                                                     ---------------    ---------------     --------------
                                                                     (Dollars in Thousands)
Interest-earning assets:
      Mortgage-backed securities                              $ 935              $ 161            $ 1,096
      Equity securities                                         177                208                385
      FHLB stock                                                 66                 (6)                60
      Loans:
           Residential real estate loans                        592                 43                635
           Commercial real estate loans                         120                (41)                79
           Consumer loans                                       284                121                405
           Commercial loans                                       2                 12                 14
                                                     ---------------    ---------------     --------------
                 Total loans                                    998                135              1,133
      Other                                                      66                 20                 86
                                                     ---------------    ---------------     --------------
                 Total interest-earning assets              $ 2,242              $ 518            $ 2,760
                                                     ---------------    ---------------     --------------
Interest-bearing liabilities:
      Deposits:
           Money market accounts                               $ (7)               $ 3               $ (4)
           Savings accounts (1)                                  (6)                (5)               (11)
           NOW accounts                                          24                  7                 31
           Certificates of deposit                               28                 50                 78
                                                     ---------------    ---------------     --------------
                 Total deposits                                  39                 55                 94
      Borrowings                                              2,093                301              2,394
                                                     ---------------    ---------------     --------------
                 Total interest-bearing liabilities           2,132                356              2,488
                                                     ---------------    ---------------     --------------
Increase in net interest income                               $ 110              $ 162              $ 272
                                                     ===============    ===============     ==============

(1) Includes interest on mortgagors' escrow deposits.

Net interest income totaled $4.2 million for the three months ended June 30, 2000 compared to $3.9 million for the same period in 1999. This increase in net interest income of $272,000, or 7.0%, resulted from a significant increase in average interest-earning assets offset by a lower net interest margin. Net interest margin declined 73 basis points to 3.10% in the second quarter of 2000 from the same period in 1999 due to increased funding costs related to stock repurchases, increased rates on FHLB advances and narrower spreads.

Interest and dividend income increased $2.8 million, or 39.0%, to $9.8 million for the three months ended June 30, 2000 reflecting growth in average interest-earning assets and a higher yield on interest-earning assets. Average interest-earning assets totaled $536.3 million for the second quarter of 2000 compared to $406.0 million for the same period last year, an increase of $130.3 million, or 32.1%. Average investments increased $66.8 million, or 63.0%, resulting from the use of additional borrowings to fund the purchases of mortgage-backed and trust preferred equity securities. Average loans increased $53.4 million, or 18.3%, primarily due to originations of residential real estate, commercial real estate and home equity loans as well as purchases of residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio. The yield on interest-earning assets rose 37 basis points to 7.34% in the second quarter of 2000 mainly due to the purchase of higher-yielding trust preferred securities, and to a lesser extent, the higher interest rate environment which led to improved yields on new assets as well as the repricing of existing residential real estate, consumer and commercial loans.

Total interest expense increased $2.5 million, or 78.2%, to $5.7 million for the three months ended June 30, 2000 resulting primarily from an increase in average borrowings and higher rates paid on borrowings due to the higher interest rate environment. Average borrowings grew $135.8 million reflecting management's decision to increase its utilization of borrowings to fund asset growth and share repurchases.

Provision for Loan Losses
The Company's provision for loan losses decreased by $20,000, or 33.3%, to $40,000 for the second quarter of 2000 from $60,000 for the same period in 1999. Management determined that a decrease in the provision was warranted based upon the reserve coverage ratios, a decrease in total nonperforming loans and troubled debt restructurings and an analysis of the adequacy of the balance in the allowance for loan losses. At June 30, 1999, the Company's allowance for loan losses was $2.3 million, or 0.77% of total loans, and 247.40% of nonperforming loans and troubled debt restructurings as compared to $2.3 million, or 0.65% of total loans, and 1778.03% of nonperforming loans and troubled debt restructurings as of June 30, 2000. Total nonperforming loans and troubled debt restructurings decreased $790,000, or 86%, from $922,000 at June 30, 1999 compared to $132,000 at June 30, 2000.

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

Other Income
Total other income increased $163,000, or 18.1%, to $1.1 million for the quarter ended June 30, 2000 from $899,000 in the 1999 period as a result of growth in fee income and insurance commissions, partially offset by lower gain on sales of securities. Fee income increased $64,000, or 13.4%, for the three months ended June 30, 2000 reflecting solid growth in core deposits. During the period from June 30, 1999 through June 30, 2000, the Company experienced a 12% increase in net new transaction accounts. The increase in insurance commissions was due to the purchase of Agan Insurance Agency in January 2000.

Other Expenses
Other expenses totaled $3.7 million for the second quarter of 2000 compared to $3.1 million for the 1999 period. Excluding the one-time severance expenses totaling $113,000, other expenses for the three months ended June 30, 2000 increased $432,000, or 13.9%. Salaries and benefits, excluding severance expenses, increased $273,000, or 17.7%, primarily due to expenses related to the Company's employee stock ownership and stock-based incentive plans, additional staff required to support the growth of the Company and costs to staff Agan Insurance Agency. Other general and administrative expenses grew $104,000, or 20.9%, principally due to expenses associated with the Company's larger deposit base, costs attributable to the purchase and initial operations of Agan Insurance Agency, including goodwill amortization, increased expenditures as a result of significant growth in customers using Woronoco Online Link, our online banking product, and telemarketing costs related to home equity loan products.

Income Taxes
Total income tax expense decreased $81,000, or 13.3%, for the three months ended June 30, 2000 compared to the same period in 1999 primarily reflecting lower income before taxes and a lower effective tax rate.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

General
The Company reported net income of $2.0 million or $0.41 per diluted share for the six months ended June 30, 2000 compared to a net loss of $640,000 in 1999. Excluding the nonrecurring severance expenses totaling $113,000 and the related tax benefit of $40,000, operating net income was $2.1 million or $0.43 per diluted share during the six months ended June 30, 2000. Excluding a $4.4 million contribution to establish the Woronoco Savings Charitable Foundation and the related tax benefit of $1.5 million, operating net income was $2.3 million for the six months ended June 30, 1999.

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

                                                                          For the Six Months Ended June 30,
                                                        -----------------------------------------------------------------------
                                                                       2000                                1999
                                                        ---------------------------------    ----------------------------------
                                                                                 Average                              Average
                                                         Average                  Yield/       Average                 Yield/
                                                         Balance     Interest      Rate        Balance   Interest       Rate
                                                        ----------  ----------  ---------    ----------  ---------   ----------
                                                                                 (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
       Mortgage-backed securities                       $ 130,117     $ 4,584      7.05%      $ 84,543    $ 2,798        6.62%
       Equity securities                                   36,117       1,241      6.87%        22,860        474        4.15%
    FHLB stock                                              9,485         269      5.67%         5,719        145        5.07%
    Loans: (2)
       Residential real estate loans                      208,884       7,645      7.32%       183,946      6,744        7.33%
       Commercial real estate loans                        27,996       1,183      8.45%        23,776      1,045        8.79%
       Consumer loans                                      87,717       3,450      7.91%        76,383      2,802        7.40%
       Commercial loans                                     5,241         214      8.08%         5,051        189        7.44%
                                                        ----------  ----------               ----------  ---------
         Loans, net                                       329,838      12,492      7.58%       289,156     10,780        7.47%
    Other                                                   6,502         150      4.56%        15,851        347        4.35%
                                                        ----------  ----------               ----------  ---------
         Total interest-earning assets                    512,059      18,736      7.32%       418,129     14,544        6.97%
                                                                    ----------                           ---------

Noninterest-earning assets                                 33,215                               27,538
                                                        ----------                           ----------

         Total assets                                   $ 545,274                            $ 445,667
                                                        ==========                           ==========

Interest-bearing liabilities:
    Deposits:
       Money market accounts                             $ 28,987       $ 445      3.09%      $ 28,058      $ 425        3.05%
       Savings accounts (3)                                67,977         655      1.94%        85,014        680        1.61%
       NOW accounts                                        38,629         172      0.90%        32,412        165        1.03%
       Certificates of deposit                            128,289       3,236      5.07%       136,175      3,459        5.12%
                                                        ----------  ----------               ----------  ---------
         Total interest-bearing deposits                  263,882       4,508      3.44%       281,659      4,729        3.39%
    Borrowings                                            187,925       5,753      6.06%        86,213      2,186        5.04%
                                                        ----------  ----------               ----------  ---------

         Total interest-bearing liabilities               451,807      10,261      4.53%       367,872      6,915        3.77%
                                                                    ----------  ---------                ---------   ----------

    Demand deposits                                        12,358                                9,058
    Other noninterest-bearing liabilities                   3,862                                3,068
                                                        ----------                           ----------

         Total liabilities                                468,027                              379,998
    Total stockholders' equity                             77,247                               65,669
                                                        ----------                           ----------

         Total liabilities and stockholders' equity     $ 545,274                            $ 445,667
                                                        ==========                           ==========

    Net interest-earning assets                          $ 60,252                            $  50,257
                                                        ==========                           ==========
    Net interest income/interest
       rate spread (4)                                                $ 8,475      2.79%                  $ 7,629        3.20%
                                                                    ==========  =========                =========   ==========
    Net interest margin as a percentage
       of interest-earning assets (5)                                              3.31%                                 3.65%
                                                                                =========                            ==========
    Ratio of interest earning assets
       to interest-bearing liabilities                                           113.34%                               113.66%
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

                                                                  Six Months Ended June 30,
                                                                    2000 compared to 1999
                                                     -----------------------------------------------------
                                                            Increase (Decrease)
                                                                  Due to
                                                     -----------------------------------------------------
                                                         Volume              Rate                Net
                                                     ---------------    ---------------     --------------
                                                                     (Dollars in Thousands)
Interest-earning assets:
      Mortgage-backed securities                            $ 1,596              $ 190            $ 1,786
      Equity securities                                         360                407                767
      FHLB stock                                                105                 19                124
      Loans:
           Residential real estate loans                        913                (12)               901
           Commercial real estate loans                         176                (38)               138
           Consumer loans                                       442                206                648
           Commercial loans                                       8                 17                 25
                                                     ---------------    ---------------     --------------
                 Total loans                                  1,539                173              1,712
      Other                                                    (215)                18               (197)
                                                     ---------------    ---------------     --------------
                 Total interest-earning assets              $ 3,385              $ 807            $ 4,192
                                                     ---------------    ---------------     --------------

Interest-bearing liabilities:
      Deposits:
           Money market accounts                               $ 15                $ 5               $ 20
           Savings accounts (1)                                (150)               125                (25)
           NOW accounts                                          20                (13)                 7
           Certificates of deposit                             (191)               (32)              (223)
                                                     ---------------    ---------------     --------------
                 Total deposits                                (306)                85               (221)
      Borrowings                                              3,049                518              3,567
                                                     ---------------    ---------------     --------------
                 Total interest-bearing liabilities           2,743                603              3,346
                                                     ---------------    ---------------     --------------
Increase in net interest income                               $ 642              $ 204              $ 846
                                                     ===============    ===============     ==============

(1) Includes interest on mortgagors' escrow deposits.

Net interest income totaled $8.5 million for the six months ended June 30, 2000 compared to $7.6 million for the same period in 1999. The increase of $846,000, or 11.1%, in net interest income was primarily due to an increase in average interest-earning assets, partially offset by a lower net interest margin. The net interest margin fell 34 basis points to 3.31% for the six months ended June 30, 2000 mainly resulting from increased funding costs related to stock repurchases, increased rates on FHLB advances and narrower spreads.

Interest and dividend income increased $4.2 million, or 28.8%, to $18.7 million for the six months ended June 30, 2000 largely reflecting growth in average interest-earning assets and, to a lesser extent, a higher yield on interest-earning assets. Average interest-earning assets totaled $512.1 million for the six months ended June 30, 2000 compared to $418.1 million for the same period last year, an increase of $93.9 million, or 22.5%. Average investments increased $58.8 million, or 54.8%, mainly due to the use of additional borrowings to fund the purchases of mortgage-backed and trust preferred equity securities. Average loans increased $40.7 million, or 14.1%, primarily reflecting originations of residential real estate, commercial real estate and home equity loans as well as purchases of residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio. Growth in average investments and loans was offset to some extent by a decrease in other interest-earning assets attributable to the absence in 2000 of the temporary savings deposits by subscribers to purchase stock associated with the Company's initial public offering in 1999. The yield on interest-earning assets rose 35 basis points to 7.32% for the six months ended June 30, 2000 mainly due to the purchase of higher-yielding trust preferred securities, and to a lesser extent, the higher interest rate environment which led to improved yields on new assets as well as the repricing of existing consumer and commercial loans.

Total interest expense increased $3.3 million, or 48.4%, to $10.3 million for the six months ended June 30, 2000 resulting primarily from an increase in average borrowings and higher rates paid on borrowings as a result of the higher interest rate environment, offset by decreased average interest-bearing deposits. Average borrowings increased $101.7 million resulting from management's decision to increase its utilization of borrowings to fund asset growth and share repurchases. The reduction in average interest-bearing deposits primarily reflects approximately $18 million of average balances held in temporary savings deposits associated with the Company's initial public offering in 1999 and lower certificates of deposit balances. The maturing of previously-offered premium-rate "specials" as well as the inability to retain other certificates of deposit due to competitive pricing pressures, contributed to the reduction in certificates of deposits.

Provision for Loan Losses
The Company's provision for loan losses decreased by $60,000, or 50.0%, to $60,000 for the six months ended June 30, 2000 from $120,000 for the same period in 1999. Management determined that a decrease in the provision was warranted based upon the reserve coverage ratios, a decrease in total nonperforming loans and troubled debt restructurings and an analysis of the adequacy of the balance in the allowance for loan losses.

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

Other Income
Total other income increased $200,000, or 11.0%, to $2.0 million for the six months ended June 30, 2000 from $1.8 million in the 1999 period as a result of growth in fee income and insurance commissions, partially offset by lower gain on sales of securities. Fee income increased $106,000, or 11.5%, for the six months ended June 30, 2000 reflecting solid growth in core deposits. During the period from June 30, 1999 through June 30, 2000, the Company experienced a 12% increase in net new transaction accounts. The increase in insurance commissions was due to the purchase of Agan Insurance Agency in January 2000.

Other Expenses
Other expenses totaled $7.3 million for the six months ended June 30, 2000 compared to $10.4 million for the 1999 period. Excluding severance expenses totaling $113,000 in 2000 and the $4.4 million contribution to establish the Woronoco Savings Charitable Foundation in 1999, other expenses for the six months ended June 30, 2000 increased $1.2 million, or 20.7%. Salaries and benefits, excluding the severance expenses, increased $830,000, or 28.3%, primarily due to expenses associated with the Company's employee stock ownership and stock-based incentive plans, additional staff required to support the growth of the Company and expenses associated with Agan Insurance Agency. Other general and administrative expenses rose $291,000, or 30.2%, principally due to increased investor-related expenses, expenses associated with the Company's larger deposit base, increased expenditures attributable to significant growth in customers using Woronoco Online Link, our online banking product, costs attributed to the purchase and initial operations of Agan Insurance Agency, including goodwill amortization, telemarketing costs related to home equity loan products and Delaware franchise taxes.

Income Taxes
Total income tax expense was $1.1 million for the six months ended June 30, 2000, compared to an income tax benefit of $427,000 in 1999. Excluding the $1.5 million tax effect related to the 1999 contribution to establish Woronoco Savings Charitable Foundation, income tax expense would have totaled $1.1 million.


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

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, as well as the purchase of adjustable rate one-to four-family residential mortgage loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the six months ended June 30, 2000, the Company's loan originations and purchases totaled $54.4 million and $26.3 million, respectively. At June 30, 2000, the Company's investments in mortgage-backed and equity securities totaled $181.9 million. During the six months ended June 30, 2000, total deposits increased

$48.4 million. The Company issued $30.0 million of brokered certificates of deposit during the first six months of 2000, which contributed to growth in deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At June 30, 2000, the Company had $198.9 million of FHLB borrowings.

Outstanding commitments for all loans totaled $15.1 million at June 30, 2000. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2000, totaled $104.7 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk weighted assets (as defined) and to average assets (as defined). As of June 30, 2000, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of June 30, 2000 and December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of June 30, 2000 and December 31, 1999 are also presented in the table.

                                                                                                                Minimum
                                                                                                               to be Well
                                                                                                            Capitalized Under
                                                                             Minimum for Capital            Prompt Corrective
                                                     Actual                   Adequacy Purposes             Action Provisions
                                         -----------------------------------------------------------    --------------------------
                                             Amount           Ratio         Amount          Ratio         Amount          Ratio
                                         ---------------    ----------    ------------    ----------    ------------    ----------

As of June 30, 2000:
--------------------

Total Capital to Risk Weighted Assets
    Company                                 $76,065           20.5%         $29,731          8.0%             N/A           N/A
    Bank                                    $57,953           15.7%         $29,609          8.0%         $37,012         10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                 $73,718           19.8%         $14,865          4.0%         $22,298          6.0%
    Bank                                    $55,606           15.0%         $14,805          4.0%         $22,207          6.0%

Tier 1 Capital to Average Assets
    Company                                 $73,718           12.8%         $22,987          4.0%         $28,733          5.0%
    Bank                                    $55,606            9.7%         $17,219          3.0% -       $28,698          5.0%
                                                                            $28,698          5.0%

As of December 31, 1999:
------------------------

Total Capital to Risk Weighted Assets
    Company                                 $86,046           27.0%         $25,520          8.0%              N/A          N/A
    Bank                                    $58,976           18.6%         $25,399          8.0%          $31,749        10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                 $83,737           26.2%         $12,760          4.0%          $19,140         6.0%
    Bank                                    $56,667           17.8%         $12,700          4.0%          $19,049         6.0%

Tier 1 Capital to Average Assets
    Company                                 $83,737           17.9%         $18,728          4.0%          $23,410         5.0%
    Bank                                    $56,667           12.1%         $14,003          3.0% -        $23,338         5.0%
                                                                            $23,338          5.0%


The reduction in the Company's capital amounts and ratios from December 31, 1999 primarily reflects stock repurchases and growth in assets during the six months ended June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 1999. Since December 31, 1999, the Company has entered into several interest rate swap agreements with notional values totaling $40 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate volatility. Under the terms of the swap agreements, the Company exchanges payments based on the one month or three month LIBOR rate for payments based on a fixed rate. The first swap, with a notional value of $10 million, has a maturity of 13 months and is not callable. The other swaps, with notional values of $5 million and $10 million each, have maturities of five and ten years and are callable after one year.

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

None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         a. An annual meeting of shareholders of the Company was held on April 26, 2000 (the "Annual Meeting").

         b.   Not applicable.

         c. There were 5,698,860 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 4,841,152 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

              1.  Election of directors for a three-year term

                  Director Nominees Elected
                  For Three Year Term:               For             Withheld
                  -------------------------         -----            --------

                  James A. Adams                  4,767,647           73,505
                  Francis J. Ehrhardt             4,761,139           80,013
                  Cornelius D. Mahoney            4,763,089           78,063
                  D. Jeffrey Templeton            4,763,375           77,777

              2. The approval of certain amendments to the Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan

                     For            Against        Abstain
                  ---------        ---------      ---------

                  4,318,223         492,006        30,923

              3. The ratification of the appointment of Wolf & Company, P.C. as independent auditors of Woronoco Bancorp, Inc. for the fiscal year ending December 31, 2000.

                     For            Against        Abstain
                  ---------        ---------      ---------

                  4,747,856         17,917         75,379



Item 5.  Other Information.
         -----------------

None.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
        --------------------------------------------------------------

         (a) Exhibits

             3.1      Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
             3.2      Amended Bylaws of Woronoco Bancorp, Inc. (2)
             4.0      Stock Certificate of Woronoco Bancorp, Inc. (1)
             10.1     Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan (3)
             11.0 Statement Re: Computation of Per Share Earnings Incorporated Herein By Reference to Part 1 - Earnings Per Share
             27.0     Financial Data Schedule
         ------------------------------------
             (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
             (2) Incorporated by reference into this document from the Exhibit filed with the Company's Form 10-Q on May 15, 2000.
             (3) Incorporated by reference into this document from the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders filed on March 20, 2000.


         (b) Reports on Form 8-K

             On April 6, 2000, the Company filed an 8-K relating to the press release issued on April 6, 2000 which announced the completion of its plan to repurchase up to 10% of its outstanding shares of common stock. A press release announcing the stock repurchase was filed by exhibit.

             On April 17, 2000, the Company filed an 8-K relating to the press release issued on April 14, 2000 which announced its intention to repurchase up to 10% of its 5,128,968 outstanding shares of common stock. A press release announcing the stock repurchase was filed by exhibit.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          WORONOCO BANCORP, INC.


Dated: August 14, 2000          By:  /s/ Cornelius D. Mahoney
                                     ------------------------
                                           Cornelius D. Mahoney
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (principal executive officer)

Dated: August 14, 2000          By:  /s/ Debra L. Murphy
                                     -------------------
                                           Debra L. Murphy
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)