Form 10-Q
period 2000-09-30
WORONOCO BANCORP INC
filed 2000-11-14
CIK 1072886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-14671


                             WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              04-3444269
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)


31 Court Street, Westfield, Massachusetts                                  01085
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

Yes [X]    No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The issuer had 4,240,064 shares of common stock, par value $0.01 per share, outstanding as of November 7, 2000.

                             WORONOCO BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at
         September 30, 2000 and December 31, 1999....................   1

         Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 2000 and 1999...........   2

         Consolidated Statements of Changes in Stockholders' Equity
         for the Nine Months Ended September 30, 2000 and 1999.......   3

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999...............   4

         Notes to Unaudited Consolidated Financial Statements........   5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..  25

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...........................................  26
Item 2.  Changes in Securities and Use of Proceeds...................  26
Item 3.  Defaults Upon Senior Securities.............................  26
Item 4.  Submission of Matters to a Vote of Security Holders.........  26
Item 5.  Other Information...........................................  26
Item 6.  Exhibits and Reports on Form 8-K............................  26

SIGNATURES...........................................................   27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                               Unaudited
                                                                              September 30,                  December 31,
Assets                                                                            2000                           1999
                                                                        -------------------------      -------------------------

Cash and due from banks                                                                  $15,162                        $13,569
Interest-bearing balances                                                                  4,374                          2,616
                                                                        -------------------------      -------------------------
         Total cash and cash equivalents                                                  19,536                         16,185

Securities available for sale, at fair value                                             180,117                        149,957
Federal Home Loan Bank stock, at cost                                                     11,228                          7,542
Loans, net of allowance for loan losses ($2,403 at
   September 30, 2000 and $2,309 at December 31, 1999)                                   380,105                        307,407
Other real estate owned, net                                                                  96                            883
Banking premises and equipment, net                                                        8,566                          8,859
Accrued interest receivable                                                                3,172                          2,263
Net deferred tax asset                                                                     3,699                          4,922
Cash surrender value of life insurance                                                     2,197                          2,075
Other assets                                                                               1,779                            855
                                                                        -------------------------      -------------------------
         Total assets                                                                   $610,495                       $500,948
                                                                        =========================      =========================

Liabilities and Stockholders' Equity

Deposits                                                                                $306,257                       $263,196
Federal Home Loan Bank advances                                                          224,049                        152,147
Repurchase agreements                                                                         58                            170
Mortgagors' escrow accounts                                                                1,574                            883
Accrued expenses and other liabilities                                                     6,926                          3,657
                                                                        -------------------------      -------------------------
         Total liabilities                                                               538,864                        420,053
                                                                        -------------------------      -------------------------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                            -                              -
    Common stock ($.01 par value; 16,000,000 shares authorized;
      shares issued: 5,998,860 at September 30, 2000 and December 31,
      1999; shares outstanding: 4,500,071 at September 30, 2000 and
      5,822,360 at December 31, 1999)                                                         60                             60
    Additional paid-in capital                                                            57,902                         57,874
    Unearned compensation                                                                 (5,957)                        (6,604)
    Retained earnings                                                                     37,451                         35,230
    Accumulated other comprehensive loss - net unrealized
      loss on securities available-for-sale, net of tax effects                           (1,936)                        (3,875)
    Treasury stock, at cost (1,498,789 shares at September 30, 2000
      and 176,500 shares at December 31, 1999)                                           (15,889)                        (1,790)
                                                                        -------------------------      -------------------------
         Total stockholders' equity                                                       71,631                         80,895
                                                                        -------------------------      -------------------------
         Total liabilities and stockholders' equity                                     $610,495                       $500,948
                                                                        =========================      =========================

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars In Thousands Except Per Share Amounts)


                                                           Unaudited                         Unaudited
                                                        Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                      ---------------------             ----------------------
                                                         2000        1999                 2000          1999
                                                      ---------    --------             ---------     --------
Interest and dividend income:
    Interest and fees on loans                           $7,074       $5,513             $19,566         $16,293
    Interest and dividends on investment securities:
      Interest                                            2,535        1,609               7,119           4,407
      Dividends                                             801          519               2,311           1,138
    Interest on federal funds sold                            1            3                  25             326
    Other interest income                                    69           13                 195              37
                                                      ---------- ------------           ---------      ----------
          Total interest and dividend income             10,480        7,657              29,216          22,201
                                                      ---------- ------------           ---------      ----------

Interest expense:
    Interest on deposits                                  2,902        2,259               7,410           6,988
    Interest on borrowings                                3,594        1,292               9,347           3,478
                                                      ---------- ------------           ---------      ----------
          Total interest expense                          6,496        3,551              16,757          10,466
                                                      ---------- ------------           ---------      ----------

Net interest income                                       3,984        4,106              12,459          11,735
Provision for loan losses                                    60           60                 120             180
                                                      ---------- ------------           ---------      ----------

Net interest income, after provision for loan losses      3,924        4,046              12,339          11,555
                                                      ---------- ------------           ---------      ----------

Other income:
    Fee income                                              559          451               1,585           1,371
    Insurance commissions                                   111            -                 350               -
    Gain on sales and disposition of securities, net        323          384                 962           1,187
    Other income                                             49          103                 163             198
                                                      ---------- ------------           ---------      ----------
          Total other income                              1,042          938               3,060           2,756
                                                      ---------- ------------           ---------      ----------

Other expenses:
    Salaries and employee benefits                        1,860        1,643               5,741           4,581
    Occupancy and equipment                                 465          452               1,412           1,332
    Marketing                                               262          215                 644             624
    Professional services                                   187          248                 614             639
    Data processing                                         207          196                 601             562
    Contributions                                             -            1                  10           4,447
    Other general and administrative                        586          569               1,841           1,533
                                                      ---------- ------------           ---------      ----------
          Total other expenses                            3,567        3,324              10,863          13,718
                                                      ---------- ------------           ---------      ----------

Income before income tax expense                          1,399        1,660               4,536             593

Income tax expense                                          454          646               1,547             219
                                                      ---------- ------------           ---------      ----------

          Net income                                       $945       $1,014              $2,989            $374
                                                      ========== ============           =========      ==========

Earnings per share:
     Basic                                                $0.22        $0.18               $0.64              NA
     Diluted                                              $0.22        $0.18               $0.63              NA

Weighted average shares outstanding:
     Basic                                            4,272,132    5,529,059           4,705,379              NA
     Diluted                                          4,361,379    5,529,059           4,740,483              NA


See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2000 and 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                                          Accumulated
                                                       Additional                           Other
                                               Common   Paid-in   Unearned     Retained  Comprehensive     Treasury
                                               Stock    Capital   Compensation  Earnings (Loss) Income      Stock          Total
                                               ------- ---------- ------------- --------- -------------    --------       -------
Balance at December 31, 1999                    $ 60      $57,874   $ (6,604)   $35,230    $ (3,875)       $ (1,790)      $80,895
                                                                                                                        ----------

Comprehensive income:
Net income                                         -            -          -      2,989           -               -         2,989
Change in net unrealized loss on securities
   available for sale, net of reclassification
   adjustment and tax effects                      -            -          -          -       1,939               -         1,939
                                                                                                                        ----------
                                                                                                                            4,928
           Total comprehensive income                                                                                   ----------


Decrease in unearned compensation                  -           28        647          -           -               -           675

Cash dividends declared                            -            -          -       (768)          -               -          (768)

Treasury stock purchased                           -            -          -          -           -         (14,099)      (14,099)
                                               ------   ----------  ---------   --------  ----------     -----------    ----------

Balance at September 30, 2000                   $ 60       $57,902   $ (5,957)  $37,451    $ (1,936)      $ (15,889)      $71,631
                                               ======   ==========  =========   ========  ==========     ===========    ==========


Balance at December 31, 1998                     $ -          $ -        $ -    $34,060     $ 1,713             $ -       $35,773
                                                                                                                        ----------

Comprehensive income (loss):
Net income                                         -            -          -        374           -               -           374
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                      -            -          -          -      (3,766)              -        (3,766)
                                                                                                                        ----------
           Total comprehensive loss                                                                                        (3,392)
                                                                                                                        ----------

Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                             60       57,870     (4,609)         -           -               -        53,321

Cash dividends declared                            -            -          -       (235)          -               -          (235)

Decrease in unearned compensation                  -            -        267          -           -               -           267
                                               ------   ----------  ---------   --------  ----------     -----------    ----------

Balance at September 30, 1999                   $ 60      $57,870   $ (4,342)   $34,199    $ (2,053)            $ -       $85,734
                                               ======   ==========  =========   ========  ==========     ===========    ==========



See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                Unaudited
                                                                                      Nine Months Ended September 30,
                                                                                   2000                         1999
                                                                        ---------------------------- ----------------------------
Cash flows from operating activities:
    Net income                                                                               $2,989                         $374
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                                             120                          180
          Charitable contribution in the form of equity securities                                -                        4,444
          Net (accretion) amortization of investments                                           (40)                          30
          Depreciation and amortization                                                         661                          561
          Employee stock ownership plan expense                                                 319                          267
          Stock-based incentive plan expense                                                    356                            -
          Deferred tax benefit                                                                    -                       (1,511)
          Gain on sales and disposition of securities, net                                     (962)                      (1,187)
          Gain on sale of other real estate owned                                                (3)                           -
          Amortization of goodwill                                                               58                            -
          Changes in operating assets and liabilities:
               Accrued interest receivable                                                     (909)                        (530)
               Accrued expenses and other liabilities                                         1,813                         (351)
               Other, net                                                                      (315)                         237
                                                                        ---------------------------- ----------------------------
                          Net cash provided by operating activities                           4,087                        2,514
                                                                        ---------------------------- ----------------------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                      7,850                        8,312
    Purchases of securities available for sale                                              (43,194)                     (71,213)
    Proceeds from maturities of securities available for sale                                     -                          684
    Principal payments on mortgage-backed investments                                         9,359                       10,618
    Purchases of Federal Home Loan Bank stock                                                (3,686)                        (949)
    Loans originated/purchased, net of loan payments received                               (72,879)                     (13,899)
    Purchases of banking premises and equipment                                                (368)                      (1,231)
    Proceeds from sales of foreclosed real estate                                               851                           87
    Payment to purchase Agan Insurance Agency, Inc.                                            (800)                           -
    Loan to fund employee stock ownership plan                                                    -                       (4,609)
                                                                        ---------------------------- ----------------------------
                          Net cash used in investing activities                            (102,867)                     (72,200)
                                                                        ---------------------------- ----------------------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                                      43,061                       (3,237)
    Net increase in Federal Home Loan Bank Advances                                          71,902                       19,264
    Net (decrease) increase in repurchase agreements                                           (112)                          10
    Net increase in mortgagors' escrow accounts                                                 691                          781
    Net proceeds from initial public offering                                                     -                       53,486
    Cash dividends paid                                                                        (768)                           -
    Treasury stock purchased                                                                (12,643)                           -
                                                                        ---------------------------- ----------------------------
                          Net cash provided by financing activities                         102,131                       70,304
                                                                        ---------------------------- ----------------------------

Net increase in cash and cash equivalents                                                     3,351                          618

Cash and cash equivalents at beginning of period                                             16,185                       11,978

                                                                        ---------------------------- ----------------------------
Cash and cash equivalents at end of period                                                  $19,536                      $12,596
                                                                        ============================ ============================

Supplemental cash flow information:
    Interest paid on deposits                                                                $7,521                       $6,987
    Interest paid on borrowings                                                               8,986                        3,399
    Income taxes paid                                                                         1,230                        1,574
    Transfer from loans to other real estate owned                                               61                           58

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2000
                 (Dollars in thousands except per share amounts)

1.  Consolidated Financial Statements

The Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the "Company") included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Consolidated Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 1999. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three and nine month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2.  New Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which as amended by SFAS 137 and SFAS 138, is effective for all fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value.
If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair market value of a recognized asset or liability, or of an unrecognized firm commitment that is attributable to a particular risk, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

3.  Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive shares, such as stock options or restricted stock, had been issued. However, options will have a dilutive effect only when the average market price of the common stock exceeds the exercise price of the options. Earnings per share data is not presented in these financial statements for the nine months ended September 30, 1999 since shares of common stock were not issued until March 19, 1999.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands except share amounts and per share amounts).

                                                                Unaudited                                  Unaudited
                                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                                         2000                    1999                2000               1999
                                                  ------------------       -----------------   ------------------    ------------

Net income                                                     $945                  $1,014               $2,989          NA

Weighted average shares outstanding:
      Weighted average shares outstanding                 5,998,860               5,998,860            5,998,860          NA
      Less: unearned ESOP shares                           (419,811)               (469,801)            (429,845)         NA
      Less: treasury shares                              (1,306,917)                      -             (863,636)         NA
                                                  ------------------       -----------------   ------------------
          Basic                                           4,272,132               5,529,059            4,705,379          NA

                Effect of dilutive stock options             89,247                       -               35,104          NA

                                                  ------------------       -----------------   ------------------
          Diluted                                         4,361,379               5,529,059            4,740,483          NA
                                                  ==================       =================   ==================

Net income per share:
      Basic                                                   $0.22                   $0.18                $0.64          NA
      Diluted                                                 $0.22                   $0.18                $0.63          NA


4.  Dividends

On October 26, 2000, the Company declared a cash dividend of $0.0625 per share payable on November 23, 2000 to shareholders of record as of the close of business on November 3, 2000.

5.  Loan commitments

Outstanding loan commitments totaled $15.3 million at September 30, 2000 compared to $7.7 million at December 31, 1999. At September 30, 2000, the Company had commitments to purchase loans totaling $20.0 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2000 and 1999, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets increased $109.5 million, or 21.9%, to $610.5 million at September 30, 2000, from $500.9 million at December 31, 1999, primarily reflecting increases in securities available for sale and loans. Asset growth was funded principally by increases in deposits and Federal Home Loan Bank advances. Stock repurchases totaling $14.1 million, offset by net income of $3.0 million and a reduction of $1.9 million in the net unrealized loss on securities available for sale, net of taxes, contributed to a net decrease in stockholders' equity of $9.3 million to $71.6 million at September 30, 2000 from $80.9 million at December 31, 1999.

Investments

At September 30, 2000, the Company's securities portfolio totaled $180.1 million, or 29.5% of assets, all of which was categorized as available-for-sale. The following table sets forth information regarding the amortized cost and market values of the Company's investment securities.

                                                               September 30, 2000              December 31, 1999
                                                       ------------------------------  -------------------------------
                                                          Amortized          Fair         Amortized           Fair
                                                            Cost            Value           Cost             Value
                                                       ------------   ---------------- ---------------  --------------
                                                                               (Dollars In Thousands)
Equity securities:
     Preferred stock                                       $ 4,441          $ 4,130           $ 4,358          $ 3,924
     Common stock                                           13,894           13,800            14,270           13,683
     Trust preferred                                        19,450           18,145            13,353           12,345
                                                       ------------    -------------   ---------------  ---------------
         Total equity securities                            37,785           36,075            31,981           29,952
                                                       ------------    -------------   ---------------  ---------------

Mortgage-backed and mortgage-related securities:
     Freddie Mac                                            21,900           21,810            23,502           23,081
     Fannie Mae                                             79,531           79,942            54,001           52,916
     Ginnie Mae                                             37,498           35,710            39,912           37,049
     REMICS                                                  6,381            6,580             6,712            6,959
                                                       ------------    -------------   ---------------  ---------------
         Total mortgage-backed securities                  145,310          144,042           124,127          120,005
                                                       ------------    -------------   ---------------  ---------------
             Total securities (1)                        $ 183,095        $ 180,117         $ 156,108        $ 149,957
                                                       ============    =============   ===============  ===============

(1) Does not include $11.2 million and $7.5 million of FHLB-Boston stock held at September 30, 2000 and December 31, 1999, respectively.

Securities available for sale increased $30.2 million, or 20.1%, primarily due to purchases of $30.5 million of mortgage-backed securities, mainly from Fannie Mae, and $6.1 million of trust preferred securities, as well as a decrease of $3.2 million in the net unrealized loss on securities available for sale, offset by principal payments on mortgage-backed securities totaling $9.4 million.

Lending Activities

At September 30, 2000, the Company's gross loan portfolio was $386.1 million, or 63.2%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

                                                    September 30, 2000                  December 31, 1999
                                             ---------------------------------   ---------------------------------
                                                                  Percent                             Percent
                                                 Amount           of Total           Amount           of Total
                                             ---------------   ---------------   ---------------   ---------------
                                                  (Dollars In Thousands)
Real estate loans
    One- to four-family                            $216,548            56.07%          $170,808            54.83%
    Multi-family                                     32,532             8.43%            26,104             8.38%
    Commercial                                       28,519             7.39%            23,796             7.64%
    Construction and development                      6,429             1.67%             2,873             0.92%
                                             ---------------   ---------------   ---------------   ---------------
          Total real estate loans                   284,028            73.56%           223,581            71.77%
                                             ---------------   ---------------   ---------------   ---------------

Consumer loans
    Home equity loans                                80,753            20.91%            69,821            22.41%
    Automobile                                       12,480             3.23%             9,653             3.10%
    Other                                             3,545             0.92%             3,551             1.14%
                                             ---------------   ---------------   ---------------   ---------------
          Total consumer loans                       96,778            25.06%            83,025            26.65%
                                             ---------------   ---------------   ---------------   ---------------

Commercial loans                                      5,318             1.38%             4,907             1.58%
                                             ---------------   ---------------   ---------------   ---------------

          Total loans                               386,124           100.00%           311,513           100.00%
                                                               ===============                     ===============

Less:
    Unadvanced loan funds (1)                        (4,392)                             (2,350)
    Deferred loan origination costs                     776                                 553
    Allowance for loan losses                        (2,403)                             (2,309)
                                             ---------------                     ---------------

          Net loans                               $ 380,105                           $ 307,407
                                             ===============                     ===============

(1) Includes committed but unadvanced loan amounts.

Total gross loans rose $74.6 million, or 24.0%, during the nine months ended September 30, 2000. Loan growth was strong across several categories, with increases of 26.8% in one- to four-family residential real estate loans, 24.6% in multi-family real estate loans, 19.8% in commercial real estate loans and 15.7% in home equity loans. The increase in one- to four-family residential real estate loans was primarily due to loan purchases and originations, partially offset by prepayments and amortization of the existing portfolio. Solid loan origination volume, partially offset by prepayments and amortization of the existing portfolio, was mainly responsible for the increases in multi-family real estate, commercial real estate and home equity loans.

Non-performing Assets
The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

                                                                 September 30,    December 31,
                                                                    2000              1999
                                                               ---------------   ---------------
                                                                    (Dollars in Thousands)
Nonaccruing loans:
    Real estate:
       One- to four- family                                             $ 120              $ 49
       Commercial                                                         235                12
    Home equity loans                                                      52               114
                                                               ---------------   ---------------
       Total                                                              407               175
Other real estate owned, net (1)                                           96               879
Other repossessed assets                                                    -                 4
                                                               ---------------   ---------------
    Total non-performing assets                                           503             1,058
Troubled debt restructurings                                                -                 -
Troubled debt restructurings and
                                                               ---------------   ---------------
    total non-performing assets                                         $ 503           $ 1,058
                                                               ===============   ===============
Total non-performing loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)                                   0.11%             0.06%
Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets (3)                                      0.08%             0.21%

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

The increase in commercial real estate nonaccruing loans from December 31, 1999 was attributable to one loan for $225,000 placed on nonaccrual status and which is secured by a restaurant. The Company has initiated foreclosure proceedings and does not expect to realize a material loss from liquidating the property.

The reduction in other real estate owned from December 31, 1999 primarily reflects the sale of an office/retail building with a book value of $738,000 for $737,000 in the first quarter of 2000.

Allowance for Loan Losses

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                                      At or for the Nine Months
                                                                         Ended September 30,
                                                                  -----------------------------------
                                                                      2000                 1999
                                                                  --------------       --------------
                                                                        (Dollars in Thousands)
Allowance for loan losses, beginning of period                           $2,309               $2,166

Charged-off loans:
    Real estate                                                               -                    7
    Consumer                                                                 77                   43
                                                                  --------------       --------------
       Total charged-off loans                                               77                   50
                                                                  --------------       --------------

Recoveries on loans previously charged-off:
    Real estate                                                              22                    9
    Consumer                                                                 29                   25
                                                                  --------------       --------------
       Total recoveries                                                      51                   34
                                                                  --------------       --------------
Net loans charged off                                                        26                   16
Provision for loan losses                                                   120                  180
                                                                  --------------       --------------
Allowance for loan losses, end of period                                 $2,403               $2,330
                                                                  ==============       ==============
Net loans charged-off to average
    interest-earning loans                                                0.01%                0.01%
Allowance for loan losses to total loans (1)                              0.63%                0.78%
Allowance for loan losses to non-performing
    loans and troubled debt restructurings (2)                          590.42%              248.40%
Net loans charged-off to allowance for loan losses                        1.44%                0.92%
Recoveries to charge-offs                                                66.23%               68.00%

(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2) Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits
The following table sets forth the distribution of deposit accounts for the periods indicated.

                                                    September 30, 2000             December 31, 1999
                                                ---------------------------    ---------------------------
                                                                 Percent                        Percent
                                                                of Total                        of Total
                                                  Balance       Deposits         Balance        Deposits
                                                -------------  ------------    -------------   -----------
                                                                    (Dollars In Thousands)
Demand deposits                                      $14,650         4.78%          $11,975         4.55%
Savings                                               65,660        21.44%           67,169        25.52%
Money market                                          27,312         8.92%           30,321        11.52%
NOW                                                   45,711        14.93%           35,076        13.33%
Brokered deposits                                     30,000         9.80%                -             -
Certificates of deposit                              122,924        40.13%          118,655        45.08%
                                                -------------  ------------    -------------   -----------
    Total deposits                                 $ 306,257       100.00%        $ 263,196       100.00%
                                                =============  ============    =============   ===========

Core deposits, excluding brokered deposits and certificates of deposit, increased $8.8 million, or 6.1%, to $153.3 million at September 30, 2000 from $144.5 million at December 31, 1999 primarily due to growth in total number of deposit accounts, and to a lesser extent, the introduction of a new interest checking product, the Premium Investment Account. The growth in number of accounts was mainly attributable to promotional activities and ongoing consolidation in the banking industry.

The Company issued $30.0 million of brokered certificates of deposit during the nine months ended September 30, 2000. The Company from time to time utilizes brokered deposits as an alternate source of funding and to reduce dependence on FHLB Advances when such brokered deposits have a competitive interest rate. These brokered deposits have maturities of five and ten years and are callable, at the option of the Company, beginning after one year.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

General
The Company reported net income of $945,000 or $0.22 per diluted share for the quarter ended September 30, 2000 compared to $1.0 million or $0.18 per diluted share for the same period last year.

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

                                                                       For the Three Months Ended September 30,
                                                  --------------------------------------------------------------------------------
                                                                  2000                                      1999
                                                  --------------------------------------   ---------------------------------------
                                                                              Average                                   Average
                                                    Average                    Yield/        Average                     Yield/
                                                    Balance      Interest       Rate         Balance       Interest       Rate
                                                  ------------  -----------  -----------   -------------  -----------  -----------
                                                                                (Dollars in Thousands)
Interest-earning assets: (1)
   Investments:
      Mortgage-backed securities                    $ 144,178      $ 2,535        7.03%        $ 96,407      $ 1,609        6.68%
      Equity securities                                36,931          608        6.59%          34,823          420        4.82%
   FHLB stock                                          10,980          193        7.03%           5,742           99        6.90%
   Loans: (2)
      Residential real estate loans                   236,079        4,397        7.45%         188,175        3,405        7.24%
      Commercial real estate loans                     31,380          674        8.59%          24,558          566        9.22%
      Consumer loans                                   95,256        1,893        7.91%          76,051        1,426        7.44%
      Commercial loans                                  5,186          110        8.30%           6,185          116        7.34%
                                                  ------------  -----------                -------------  -----------
        Loans, net                                    367,901        7,074        7.68%         294,969        5,513        7.46%
   Other                                                5,783           70        4.74%           1,815           16        3.45%
                                                  ------------  -----------                -------------  -----------
        Total interest-earning assets                 565,773       10,480        7.40%         433,756        7,657        7.05%
                                                                -----------                               -----------

Noninterest-earning assets                             32,965                                    29,917
                                                  ------------                             -------------

        Total assets                                $ 598,738                                 $ 463,673
                                                  ============                             =============

Interest-bearing liabilities:
   Deposits:
      Money market accounts                          $ 27,113        $ 209        3.07%        $ 30,303        $ 237        3.10%
      Savings accounts (3)                             67,536          325        1.91%          69,775          342        1.94%
      NOW accounts                                     43,019          146        1.35%          34,366           68        0.79%
      Certificates of deposit (4)                     156,065        2,222        5.66%         128,548        1,612        4.98%
                                                  ------------  -----------                -------------  -----------
        Total interest-bearing deposits               293,733        2,902        3.93%         262,992        2,259        3.41%
   Borrowings                                         214,178        3,594        6.57%          98,455        1,292        5.13%
                                                  ------------  -----------                -------------  -----------

        Total interest-bearing liabilities            507,911        6,496        5.04%         361,447        3,551        3.88%
                                                                -----------  -----------                  -----------  -----------

   Demand deposits                                     14,267                                    12,225
   Other noninterest-bearing liabilities                4,003                                     3,123
                                                  ------------                             -------------

        Total liabilities                             526,181                                   376,795
   Total stockholders' equity                          72,557                                    86,878
                                                  ------------                             -------------

        Total liabilities and stockholders' equity  $ 598,738                                 $ 463,673
                                                  ============                             =============

   Net interest-earning assets                       $ 57,862                                  $ 72,309
                                                  ============                             =============
   Net interest income/interest
      rate spread (5)                                              $ 3,984        2.36%                      $ 4,106        3.17%
                                                                ===========  ===========                  ===========  ===========
   Net interest margin as a percentage
      of interest-earning assets (6)                                              2.82%                                     3.79%
                                                                             ===========                               ===========
   Ratio of interest earning assets
      to interest-bearing liabilities                                           111.39%                                   120.01%
                                                                             ===========                               ===========

(1) Includes related assets available-for-sale and unamortized discounts and premiums.

(2) Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(3) Savings accounts include mortgagors' escrow deposits.

(4) Certificates of deposit included brokered certificates of deposit.

(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                                Three Months Ended September 30,
                                                                     2000 compared to 1999
                                                     -----------------------------------------------------
                                                            Increase (Decrease)
                                                                  Due to
                                                     ----------------------------------
                                                         Volume              Rate                Net
                                                     ---------------     --------------     --------------
                                                                      (Dollars in Thousands)
Interest-earning assets:
      Mortgage-backed securities                              $ 836               $ 90              $ 926
      Equity securities                                          26                162                188
      FHLB stock                                                 92                  2                 94
      Loans:
           Residential real estate loans                        889                103                992
           Commercial real estate loans                         144                (36)               108
           Consumer loans                                       374                 93                467
           Commercial loans                                     (29)                23                 (6)
                                                     ---------------     --------------     --------------
                 Total loans                                  1,378                183              1,561
      Other                                                      46                  8                 54
                                                     ---------------     --------------     --------------
                 Total interest-earning assets              $ 2,378              $ 445            $ 2,823
                                                     ---------------     --------------     --------------

Interest-bearing liabilities:
      Deposits:
           Money market accounts                              $ (25)              $ (3)             $ (28)
           Savings accounts (1)                                 (13)                (4)               (17)
           NOW accounts                                          20                 58                 78
           Certificates of deposit (2)                          370                240                610
                                                     ---------------     --------------     --------------
                 Total deposits                                 352                291                643
      Borrowings                                              1,861                441              2,302
                                                     ---------------     --------------     --------------
                 Total interest-bearing liabilities           2,213                732              2,945
                                                     ---------------     --------------     --------------
Decrease in net interest income                               $ 165             $ (287)            $ (122)
                                                     ===============     ==============     ==============

(1)  Includes interest on mortgagors' escrow deposits.
(2)  Includes interest on brokered certificates of deposit.

Net interest income totaled $4.0 million for the three months ended September 30, 2000 compared to $4.1 million for the same period in 1999, representing a decrease of $122,000, or 3.0%. Net interest income was lower during the quarter reflecting net interest margin compression, offset by an increase in average interest-earning assets. Net interest margin declined 97 basis points to 2.82% in the third quarter of 2000 from the same period in 1999 due to higher funding costs associated with stock repurchases and the impact of rising interest rates.

Interest and dividend income increased $2.8 million, or 36.9%, to $10.5 million for the three months ended September 30, 2000 reflecting growth in average interest-earning assets and a higher yield on interest-earning assets. Average interest-earning assets totaled $565.8 million for the third quarter of 2000 compared to $433.8 million for the same period last year, representing an increase of $132.0 million, or 30.4%. Average investments increased $49.9 million, or 38.0%, resulting from the use of additional borrowings to fund the purchases of mortgage-backed and trust preferred equity securities. Average loans increased $72.9 million, or 24.7%, primarily due to originations of residential real estate, commercial real estate and home equity loans and purchases of residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio. The yield on interest-earning assets rose 35 basis points to 7.40% in the third quarter of 2000 mainly due to the purchase of higher-yielding trust preferred securities, and to a lesser extent, the impact of rising interest rates. The higher interest rate environment led to improved yields on new assets as well as the repricing of existing residential real estate, consumer and commercial loans.

Total interest expense increased $2.9 million, or 82.9%, to $6.5 million for the three months ended September 30, 2000 resulting primarily from an increase in average interest-bearing liabilities and the impact of rising interest rates. The average balance of interest-bearing liabilities was $507.9 million for the quarter ended September 30, 2000 as compared to $361.4 million for the same period in 1999, reflecting an increase of $146.5 million, or 40.5%. The growth in average interest-bearing liabilities largely reflects the issuance of $30.0 million of brokered certificates of deposit in 2000 as well as an increase of $115.7 million in average borrowings to fund share repurchases and incremental asset growth. Rates paid on interest-bearing liabilities rose 1.16% principally as a result of the higher interest rate environment which led to increased borrowing costs, the issuance of brokered certificates of deposit at a rate higher than the weighted average rate of the existing certificates of deposit portfolio and, to a lesser extent, the introduction of the Premium Investment Account which has a higher rate than the traditional interest checking account.

Provision for Loan Losses

The Company's provision for loan losses was $60,000 for the third quarters of 2000 and 1999. Management of the Company assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover loan losses inherent in the portfolio or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

Other Income

Total other income increased $104,000, or 11.1%, to $1.0 million for the three months ended September 30, 2000, as a result of growth in fee income and insurance commissions, partially offset by lower gains on sales of securities. Fee income increased $108,000, or 23.9%, for the three months ended September 30, 2000, mainly due to higher fees associated with solid growth in core deposit accounts. The increase in insurance commissions was due to the purchase of Agan Insurance Agency in January 2000.

Other Expenses

Other expenses increased $243,000, or 7.3%, to $3.6 million for the third quarter of 2000 compared to $3.3 million for the 1999 period. Salaries and benefits increased $217,000, or 13.2%, primarily due to higher expenses related to the Company's employee stock ownership and stock-based incentive plans, additional staff required to support the growth of the Company and costs associated with Agan Insurance Agency. Marketing expenses grew $47,000, or 21.9%, due to increased promotional activities designed to gain new accounts and to capitalize on continued consolidation in the local market. Professional services expense decreased $61,000, or 24.6%, mainly as a result of costs incurred in 1999 related to the Company's annual meeting and the Year 2000 Project.

Income Taxes

Total income tax expense decreased $192,000, or 29.7%, for the three months ended September 30, 2000 compared to the same period in 1999 primarily reflecting lower income before taxes and a lower effective tax rate.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

General

The Company earned $3.0 million or $0.63 per diluted share for the nine months ended September 30, 2000 compared to $374,000 in 1999. Excluding nonrecurring severance expenses totaling $113,000 related to a management restructuring and the associated tax benefit of $40,000, operating net income was $3.1 million or $0.65 per diluted share during the nine months ended September 30, 2000. Excluding a $4.4 million contribution to establish the Woronoco Savings Charitable Foundation and the related tax benefit of $1.5 million, operating net income was $3.3 million for the nine months ended September 30, 1999.

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

                                                                   For the Nine Months Ended September 30,
                                                  --------------------------------------------------------------------------------
                                                                    2000                                      1999
                                                  --------------------------------------   ---------------------------------------
                                                                              Average                                   Average
                                                    Average                    Yield/        Average                     Yield/
                                                    Balance      Interest       Rate         Balance       Interest       Rate
                                                  ------------  -----------  -----------   -------------  -----------  -----------
                                                                                 (Dollars in Thousands)
Interest-earning assets: (1)
   Investments:
      Mortgage-backed securities                    $ 134,838      $ 7,119        7.04%        $ 88,541      $ 4,407        6.64%
      Equity securities                                36,390        1,849        6.77%          26,892          894        4.43%
   FHLB stock                                           9,987          462        6.17%           5,727          244        5.68%
   Loans: (2)
      Residential real estate loans                   218,595       12,042        7.35%         185,378       10,149        7.30%
      Commercial real estate loans                     28,552        1,857        8.67%          22,921        1,549        9.01%
      Consumer loans                                   90,249        5,343        7.91%          76,272        4,228        7.41%
      Commercial loans                                  5,223          324        8.15%           6,544          367        7.40%
                                                  ------------  -----------                -------------  -----------
        Loans, net                                    342,619       19,566        7.62%         291,115       16,293        7.47%
   Other                                                6,262          220        4.62%          11,120          363        4.30%
                                                  ------------  -----------                -------------  -----------
        Total interest-earning assets                 530,096       29,216        7.35%         423,395       22,201        6.99%
                                                                -----------                               -----------

Noninterest-earning assets                             33,157                                    28,349
                                                  ------------                             -------------

        Total assets                                $ 563,253                                 $ 451,744
                                                  ============                             =============

Interest-bearing liabilities:
   Deposits:
      Money market accounts                          $ 28,358        $ 654        3.08%        $ 28,814        $ 662        3.07%
      Savings accounts (3)                             67,829          980        1.93%          79,879        1,022        1.71%
      NOW accounts                                     40,103          318        1.06%          33,070          233        0.94%
      Certificates of deposit (4)                     137,480        5,458        5.30%         133,604        5,071        5.07%
                                                  ------------  -----------                -------------  -----------
        Total interest-bearing deposits               273,770        7,410        3.62%         275,367        6,988        3.39%
   Borrowings                                         196,740        9,347        6.24%          90,339        3,478        5.08%
                                                  ------------  -----------                -------------  -----------

        Total interest-bearing liabilities            470,510       16,757        4.71%         365,706       10,466        3.81%
                                                                -----------  -----------                  -----------  -----------

   Demand deposits                                     13,105                                    10,084
   Other noninterest-bearing liabilities                3,884                                     3,138
                                                  ------------                             -------------

        Total liabilities                             487,499                                   378,928
   Total stockholders' equity                          75,754                                    72,816
                                                  ------------                             -------------

        Total liabilities and stockholders' equity  $ 563,253                                 $ 451,744
                                                  ============                             =============

   Net interest-earning assets                       $ 59,586                                  $ 57,689
                                                  ============                             =============
   Net interest income/interest
      rate spread (5)                                             $ 12,459        2.64%                     $ 11,735        3.18%
                                                                ===========  ===========                  ===========  ===========
   Net interest margin as a percentage
      of interest-earning assets (6)                                              3.13%                                     3.70%
                                                                             ===========                               ===========
   Ratio of interest earning assets
      to interest-bearing liabilities                                           112.66%                                   115.77%
                                                                             ===========                               ===========

(1) Includes related assets available-for-sale and unamortized discounts and premiums.

(2) Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(3) Savings accounts include mortgagors' escrow deposits.

(4) Certificates of deposit included brokered certificates of deposit.

(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                               Nine Months Ended September 30,
                                                                    2000 compared to 1999
                                                     -----------------------------------------------------
                                                            Increase (Decrease)
                                                                  Due to
                                                     ----------------------------------
                                                         Volume              Rate                Net
                                                     ---------------     --------------     --------------
                                                                    (Dollars in Thousands)
Interest-earning assets:
      Mortgage-backed securities                            $ 2,429              $ 283            $ 2,712
      Equity securities                                         383                572                955
      FHLB stock                                                195                 23                218
      Loans:
           Residential real estate loans                      1,830                 63              1,893
           Commercial real estate loans                         363                (55)               308
           Consumer loans                                       816                299              1,115
           Commercial loans                                     (88)                45                (43)
                                                     ---------------     --------------     --------------
                 Total loans                                  2,921                352              3,273
      Other                                                    (171)                28               (143)
                                                     ---------------     --------------     --------------
                 Total interest-earning assets              $ 5,757            $ 1,258            $ 7,015
                                                     ---------------     --------------     --------------

Interest-bearing liabilities:
      Deposits:
           Money market accounts                              $ (10)               $ 2               $ (8)
           Savings accounts (1)                                (164)               122                (42)
           NOW accounts                                          54                 31                 85
           Certificates of deposit (2)                          152                235                387
                                                     ---------------     --------------     --------------
                 Total deposits                                  32                390                422
      Borrowings                                              4,912                957              5,869
                                                     ---------------     --------------     --------------
                 Total interest-bearing liabilities           4,944              1,347              6,291
                                                     ---------------     --------------     --------------
Increase in net interest income                               $ 813              $ (89)             $ 724
                                                     ===============     ==============     ==============

(1)  Includes interest on mortgagors' escrow deposits.
(2)  Includes interest on brokered certificates of deposit.

Net interest income totaled $12.5 million for the nine months ended September 30, 2000 compared to $11.7 million for the same period in 1999, representing an increase of $724,000, or 6.2%. The expansion in net interest income resulted from growth in average interest-earning assets offset by net interest margin compression. The net interest margin fell 57 basis points to 3.13% for the nine months ended September 30, 2000 mainly due to increased funding costs associated with stock repurchases and the impact of rising interest rates.

Interest and dividend income increased $7.0 million, or 31.6%, to $29.2 million for the nine months ended September 30, 2000 largely reflecting growth in average interest-earning assets and, to a lesser extent, a higher yield on interest-earning assets. Average interest-earning assets totaled $530.1 million for the nine months ended September 30, 2000 compared to $423.4 million for the same period last year, representing an increase of $106.7 million, or 25.2%. Average investments increased $55.8 million, or 48.3%, mainly due to the use of additional borrowings to fund the purchases of mortgage-backed and trust preferred equity securities. Average loans increased $51.5 million, or 17.7%, primarily reflecting originations of residential real estate, commercial real estate and home equity loans as well as purchases of residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio. The yield on interest-earning assets rose 36 basis points to 7.35% for the nine months ended September 30, 2000 primarily due to the purchase of higher-yielding trust preferred securities, and to a lesser extent, the impact of rising interest rates. The higher interest rate environment led to improved yields on new assets as well as the repricing of existing residential real estate, consumer and commercial loans.

Total interest expense increased $6.3 million, or 60.1%, to $16.8 million for the nine months ended September 30, 2000 resulting primarily from an increase in average borrowings, higher rates paid on borrowings as a result of the rising interest rate environment, and, to a lesser extent, the issuance of brokered certificates of deposit in 2000. Average borrowings increased $106.4 million resulting from management's decision to increase its utilization of borrowings to fund incremental asset growth and share repurchases. The reduction in average savings deposits is mainly due to approximately $18 million of average balances held in temporary savings deposits associated with the Company's initial public offering in 1999. The growth in average NOW accounts reflects the introduction of a new product in 2000, the Premium Investment Account.

Provision for Loan Losses

The Company's provision for loan losses decreased by $60,000, or 33.3%, to $120,000 for the nine months ended September 30, 2000 from $180,000 for the same period in 1999. Management of the Company assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover loan losses inherent in the portfolio or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

Other Income

Total other income increased $304,000, or 11.0%, to $3.1 million for the nine months ended September 30, 2000, as a result of growth in fee income and insurance commissions, partially offset by lower gains on sales of securities. Fee income increased $214,000, or 15.6%, for the nine months ended September 30, 2000, mainly due to higher fees associated with solid growth in core deposit accounts. The increase in insurance commissions was due to the purchase of Agan Insurance Agency in January 2000.

Other Expenses

Other expenses totaled $10.9 million for the nine months ended September 30, 2000 compared to $13.7 million for the 1999 period. Excluding severance expenses totaling $113,000 in 2000 and the $4.4 million contribution to establish the Woronoco Savings Charitable Foundation in 1999, other expenses for the nine months ended September 30, 2000 increased $1.5 million, or 15.9%. Salaries and benefits, excluding the severance expenses, increased $1.0 million, or 22.9%, primarily due to expenses associated with the Company's employee stock ownership and stock-based incentive plans, additional staff required to support the growth of the Company and expenses associated with Agan Insurance Agency. Other general and administrative expenses rose $308,000, or 20.0%, principally due to increased investor-related expenses, expenses associated with the Company's larger deposit base, increased expenditures attributable to significant growth in customers using Woronoco Online Link, our online banking product, costs attributed to the purchase and initial operations of Agan Insurance Agency, including goodwill amortization, telemarketing costs related to home equity loan products and Delaware franchise taxes.

Income Taxes

Total income tax expense was $1.5 million for the nine months ended September 30, 2000 compared to $219,000 in 1999. Excluding the $1.5 million tax effect related to the 1999 contribution to establish Woronoco Savings Charitable Foundation, income tax expense for the nine months ended September 30, 2000 decreased $183,000, or 10.6%, primarily due to lower income before taxes and a lower effective tax rate.


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

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, the purchase of adjustable rate one-to four-family residential mortgage loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the nine months ended September 30, 2000, the Company's loan originations and purchases totaled $77.4 million and $37.9 million, respectively. At September 30, 2000, the Company's investments in mortgage-backed and equity securities totaled $180.1 million. During the nine months ended September 30, 2000, total deposits increased $43.1 million, including the issuance of $30.0 million of brokered certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At September 30, 2000, the Company had $224.0 million of FHLB borrowings.

Outstanding loan commitments totaled $15.3 million at September 30, 2000 compared to $7.7 million at December 31, 1999. At September 30, 2000, the Company had commitments to purchase loans totaling $20.0 million. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2000, totaled $114.1 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk weighted assets (as defined) and to average assets (as defined). As of September 30, 2000, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of September 30, 2000 and December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of September 30, 2000 and December 31, 1999 are also presented in the table.

                                                                                                                Minimum
                                                                                                              to be Well
                                                                                                           Capitalized Under
                                                                            Minimum for Capital            Prompt Corrective
                                                    Actual                   Adequacy Purposes             Action Provisions
                                       ------------------------------------------------------------    --------------------------
                                           Amount            Ratio         Amount          Ratio         Amount          Ratio
                                       ----------------    ----------    ------------    ----------    ------------    ----------

As of September 30, 2000:
-------------------------
Total Capital to Risk Weighted Assets
    Company                                    $74,838       19.3%           $30,956          8.0%             N/A           N/A
    Bank                                       $59,723       15.5%           $30,834          8.0%         $38,543         10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                    $72,435       18.7%           $15,478          4.0%         $23,217          6.0%
    Bank                                       $57,320       14.9%           $15,417          4.0%         $23,126          6.0%

Tier 1 Capital to Average Assets
    Company                                    $72,435       12.0%           $24,092          4.0%         $30,115          5.0%
    Bank                                       $57,320        9.5%           $18,016          3.0% -       $30,026          5.0%
                                                                             $30,026          5.0%

As of December 31, 1999:
------------------------
Total Capital to Risk Weighted Assets
    Company                                    $86,046       27.0%           $25,520          8.0%             N/A           N/A
    Bank                                       $58,976       18.6%           $25,399          8.0%         $31,749         10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                    $83,737       26.2%           $12,760          4.0%         $19,140          6.0%
    Bank                                       $56,667       17.8%           $12,700          4.0%         $19,049          6.0%

Tier 1 Capital to Average Assets
    Company                                    $83,737       17.9%           $18,728          4.0%         $23,410          5.0%
    Bank                                       $56,667       12.1%           $14,003          3.0% -       $23,338          5.0%
                                                                             $23,338          5.0%

The reduction in the Company's capital amounts and ratios from December 31, 1999 primarily reflects stock repurchases and growth in assets during the nine months ended September 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 1999. There have been no material changes in the Company's market risk since December 31, 1999. During the nine months ended September 30, 2000 the Company has entered into several interest rate swap agreements with notional values totaling $40 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate volatility. Under the terms of the swap agreements, the Company exchanges payments based on the one month or three month LIBOR rate for payments based on a fixed rate. The first swap, with a notional value of $10 million, has a maturity of 13 months and is not callable. The other swaps, with notional values of $5 million and $10 million each, have maturities of five and ten years and are callable after one year.

The Company has also entered into four interest rate cap agreements since December 31, 1999. The Company periodically enters into cap agreements to moderate its exposure to interest rate changes and offset borrowing costs. The notional values of the cap agreements amounted to $100 million, are for a period of two years and mature in August 2002. Under terms of cap agreements totaling $50 million, the Company paid premiums equaling $145,000 in exchange for future cash payments if the three month LIBOR rate increases above 7.00%. Under terms of cap agreements totaling $50 million, the Company paid premiums equaling $203,750 in exchange for future cash payments if the three month LIBOR rate increases above 7.25%.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.

Item 5.  Other Information.
         -----------------

As set forth in a press release dated July 17, 2000, Woronoco Bancorp, Inc. announced the appointment of a new director to the Company's Board of Directors.


Item 6.  Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
         -------------------------------------------------------------

     (a)  Exhibits

          3.1  Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
          3.2  Amended Bylaws of Woronoco Bancorp, Inc. (2)
          4.0  Stock Certificate of Woronoco Bancorp, Inc. (1)
          11.0 Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 - Earnings Per Share)
          27.0 Financial Data Schedule
     _____________________________
          (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
          (2) Incorporated by reference into this document from the Exhibit filed with the Company's Form 10-Q on May 15, 2000.


     (b)  Reports on Form 8-K

          On July 17, 2000, Woronoco Bancorp, Inc. issued a press release which announced the appointment of a new director to the Company's Board of Directors. A press release announcing the appointment was filed by exhibit.

          On September 18, 2000, Woronoco Bancorp, Inc. issued a press release which announced the completion of its third repurchase plan and its intention to repurchase up to an additional 10% of its 4,616,071 outstanding shares of common stock. A press release announcing the stock repurchase was filed by exhibit.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


     WORONOCO BANCORP, INC.


Dated:  November 14, 2000      By:  /s/ Cornelius D. Mahoney
                                    ---------------------------------------
                                    Cornelius D. Mahoney
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (principal executive officer)

Dated:  November 14, 2000      By:  /s/ Debra L. Murphy
                                    -------------------------------------
                                    Debra L. Murphy
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)