Form 10-K405
period 2000-12-31
WORONOCO BANCORP INC
filed 2001-03-12
CIK 1072886

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-14671

                             WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        04-3444269
-----------------------------------------------           ----------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                            Identification No.)

31 Court Street, Westfield, Massachusetts                           01085
----------------------------------------------            ----------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number:                                 (413) 568-9141
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                               Name of each exchange on which registered
              -------------------                               -----------------------------------------
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

YES   X      NO
    ------      --------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2001 was $53,521,482.

         As of February 28, 2001, there were 4,058,318 shares of the Registrant's Common Stock outstanding.

         Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                                                             Page No.
                                                                                                             --------
PART I
         Item 1.   Business...............................................................................         1
         Item 2.   Properties.............................................................................        28
         Item 3.   Legal Proceedings......................................................................        29

         Item 4.   Submission of Matters to a Vote of Security Holders....................................        29

PART II

         Item 5.   Market for the Registrant's Common Equity

                   and Related Stockholder Matters........................................................        29

         Item 6.   Selected Financial Data................................................................        30

         Item 7.   Management's Discussion and Analysis of Financial

                   Condition and Results of Operations....................................................        32

         Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.............................        41

         Item 8.   Financial Statements and Supplementary Data............................................        46

         Item 9.   Changes In and Disagreements With Accountants on

                   Accounting and Financial Disclosure....................................................        47

PART III

         Item 10.  Directors and Executive Officers of the Registrant.....................................        47

         Item 11.  Executive Compensation.................................................................        47

         Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................        47

         Item 13.  Certain Relationships and Related Transactions.........................................        47

PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................        47

SIGNATURES................................................................................................        49

PART I

Item 1. Business.
----------------

         Woronoco Bancorp, Inc. and its subsidiaries (the "Company) has no significant assets other than all of the outstanding shares of Woronoco Savings Bank (the "Bank") and proceeds that it retained from the initial public offering of its common stock. Management of the Company and the Bank are the same and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

         The Bank is a community-oriented Massachusetts savings bank, which was organized in 1871. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its 11 banking offices and the investment of those deposits, together with funds generated from operations, and borrowings, primarily in one-to four-family residential loans and consumer loans, mainly home equity loans and lines of credit. The Bank, to a lesser extent, also invests those funds in multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, primarily automobile and personal loans. The Bank originates loans primarily for investment. However, the Bank may sell some loans in the secondary market, while generally retaining the servicing rights. In addition to its core lending business, the Bank also purchases one-to-four-family residential loans and invests in mortgage-backed securities, equity securities and other permissible investments. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest on purchased loans and interest and dividends on investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investment securities and advances from the Federal Home Loan Bank (the "FHLB").

Market Area

         The Company is headquartered in Westfield, Massachusetts. The Company's primary lending and deposit market areas include Hampden and Hampshire Counties in western Massachusetts and parts of northern Connecticut. The city of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. The economy in the Company's primary market area has benefitted from the presence of large employers such as the University of Massachusetts, Baystate Health Systems, Mass Mutual, Big Y Foods, Friendly Ice Cream Corporation, Old Colony Envelope, Milton Bradley, Spalding Sports Worldwide, Six Flags New England, Hamilton Standard and Pratt and Whitney. Other employment and economic activity is provided by financial services institutions, colleges and universities, other hospitals and a variety of wholesale and retail services and trade businesses.

Competition

         The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, other savings banks, co-operative banks, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, co-operative and commercial banks. In addition, the Company faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds, 401(k) plans and annuities. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leech-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also will change the competitive environment in which the Company conducts business. Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions. The Company has also experienced significant competition from credit unions. Recently, credit unions have applied for and received, in some cases, regulatory approval to expand beyond the traditional definition of a group to include, for instance, an entire community versus a particular company. In addition, credit unions are exempt from taxation. Such competitive advantages have placed increased pressure on the Company with respect to its loan and deposit pricing.

Lending Activities

         Loan Portfolio Composition. At December, 31, 2000, the Company's total loan portfolio was $402.6 million, including $225.1 million of one- to four-family residential mortgage loans, or 55.9% of total loans. At such date, the remainder of the loan portfolio consisted of $33.5 million of multi-family loans, or 8.3% of total loans; $29.3 million of commercial real estate loans, or 7.3% of total loans; $11.4 million of construction and development loans, or 2.8% of total loans; $98.4 million of consumer loans, or 24.4% of total loans consisting primarily of $81.9 million of home equity loans, or 83.2% of consumer loans; and $4.9 million of commercial loans, or 1.2% of total loans. Most of the Company's loans, with the exception of certain purchased one-to-four-family residential mortgage loans and home equity loans and lines of credit, are located in the Company's primary market area.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

                                                                           At December 31,
                                         ------------------------------------------------------------------------------------
                                                   2000                        1999                        1998
                                         --------------------------  --------------------------  --------------------------
                                                          Percent                    Percent                     Percent
                                            Amount       of Total       Amount       of Total       Amount       of Total
                                         -------------   ----------  -------------  -----------  -------------  -----------
                                                                       (Dollars In Thousands)
Real estate loans
    One- to four-family                      $225,144       55.92%       $170,808       54.83%       $157,698       54.95%
    Multi-family                               33,529        8.33%         26,104        8.38%         22,962        8.00%
    Commercial                                 29,257        7.27%         23,796        7.64%         20,595        7.18%
    Construction and development               11,361        2.82%          2,873        0.92%          3,464        1.21%
                                         -------------   ----------  -------------  -----------  -------------  -----------
         Total real estate loans              299,291       74.34%        223,581       71.77%        204,719       71.34%
                                         -------------   ----------  -------------  -----------  -------------  -----------

Consumer loans
    Home equity loans                          81,888       20.34%         69,821       22.41%         64,705       22.55%
    Automobile                                 12,941        3.21%          9,653        3.10%          9,460        3.30%
    Other                                       3,550        0.88%          3,551        1.14%          3,454        1.20%
                                         -------------   ----------  -------------  -----------  -------------  -----------
         Total consumer loans                  98,379       24.43%         83,025       26.65%         77,619       27.05%
                                         -------------   ----------  -------------  -----------  -------------  -----------

Commercial loans                                4,936        1.23%          4,907        1.58%          4,613        1.61%
                                         -------------   ----------  -------------  -----------  -------------  -----------

         Total loans                          402,606      100.00%        311,513      100.00%        286,951      100.00%
                                                         ==========                 ===========                 ===========

Less:
    Unadvanced loan funds (1)                  (9,537)                     (2,350)                     (1,453)
    Net deferred loan origination costs           807                         553                         711
    Allowance for loan losses                  (2,590)                     (2,309)                     (2,166)
                                         -------------               -------------               -------------

         Loans, net                         $ 391,286                   $ 307,407                   $ 284,043
                                         =============               =============               =============

                                                               At December 31,
                                           -----------------------------------------------------
                                                     1997                        1996
                                           -------------------------   -------------------------
                                                           Percent                     Percent
                                              Amount      of Total        Amount      of Total
                                           -------------  ----------   -------------  ----------
                                                            (Dollars In Thousands)
Real estate loans
    One- to four-family                        $139,811      52.84%        $138,289      58.39%
    Multi-family                                 19,047       7.20%          17,826       7.53%
    Commercial                                   21,757       8.22%          19,697       8.32%
    Construction and development                  2,868       1.08%           1,124       0.47%
                                           -------------  ----------   -------------  ----------
         Total real estate loans                183,483      69.34%         176,936      74.71%
                                           -------------  ----------   -------------  ----------

Consumer loans
    Home equity loans                            62,227      23.52%          43,662      18.43%
    Automobile                                   10,287       3.89%           7,969       3.36%
    Other                                         4,291       1.62%           4,397       1.86%
                                           -------------  ----------   -------------  ----------
         Total consumer loans                    76,805      29.03%          56,028      23.65%
                                           -------------  ----------   -------------  ----------

Commercial loans                                  4,319       1.63%           3,879       1.64%
                                           -------------  ----------   -------------  ----------

         Total loans                            264,607     100.00%         236,843     100.00%
                                                          ==========                  ==========

Less:
    Unadvanced loan funds (1)                    (1,866)                     (1,395)
    Net deferred loan origination costs             934                         598
    Allowance for loan losses                    (1,952)                     (1,911)
                                           -------------               -------------

         Loans, net                           $ 261,723                   $ 234,135
                                           =============               =============

(1) Includes committed but unadvanced loan amounts.


         Origination, Purchase, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its salaried loan representatives operating at its eleven full service banking offices. All loans originated by the Company are underwritten by the Company under the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans. The Company's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. The Company also purchases from time to time ARM loans from various financial institutions.

         The Company is primarily a portfolio lender, originating substantially all of its loans for investment. In 1998, however, the Company completed the securitization of $19.1 million of 30-year fixed-rate one- to four-family mortgage loans with Fannie Mae. Such loans are serviced as mortgage-backed securities for Fannie Mae. The Company may continue to securitize a portion of its loans, mostly 30-year fixed-rate one- to four-family mortgage loans, in the future. Any loans originated for sale by the Company conform to the underwriting standards specified by Fannie Mae and Freddie Mac. The Company generally retains the servicing rights on any mortgage loans which it sells or securitizes.

         At December 31, 2000, the Company was servicing $31.3 million of loans for others, consisting of conforming fixed-rate mortgage loans sold or securitized by the Company. The outstanding balance of loans securitized in 1998 and serviced for Fannie Mae is $14.3 million as of December 31, 2000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points of the total balance of the loan being serviced. The balance of capitalized servicing rights related to the securitized loans, net of valuation allowances, was $107,000 and $121,000 at December 31, 2000 and 1999, respectively, and is included in other assets. The fair value of these rights approximates carrying amounts. Amortization of mortgage servicing rights totaled $14,000, $43,000 and $3,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

         During the years ended December 31, 2000, 1999 and 1998, the Company originated $4.1 million, $26.5 million and $53.3 million of fixed-rate one- to four-family loans, respectively, of which $4.1 million, $26.5 million and $45.9 million, respectively, were retained by the Company. During these same periods, the Company also originated $21.9 million, $8.6 million and $5.6 million of adjustable-rate one- to four-family loans, respectively, all of which were retained by the Company. The Company recognizes, at the time of sale, the cash gain or loss on the sale of loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The Company has, from time-to-time, participated in loans, primarily multi-family and commercial real estate loans and commercial business loans and, at December 31, 2000, had $1.7 million in loan participation interests.

         The following table sets forth the Company's loan originations and purchases, sales and principal repayments for the periods indicated.

                                                                                       For the Years Ended December 31,
                                                                         -----------------------------------------------------------
                                                                               2000                 1999                 1998
                                                                         ------------------  -------------------  ------------------
                                                                                                (In Thousands)
Loans, net, beginning of period                                               $ 307,407           $ 284,043             $ 261,723
                                                                              ---------           ---------             ---------
    Loans originated:
       Real estate                                                               58,170              48,538                67,216
       Consumer:
         Home equity                                                             32,586              23,808                23,286
         Automobile                                                               8,963               5,842                 4,774
         Other                                                                    3,483               3,245                 3,196
                                                                              ---------           ---------             ---------
           Total consumer                                                        45,032              32,895                31,256
       Commercial                                                                 1,373               4,688                 4,717
                                                                              ---------           ---------             ---------
           Total loans originated                                               104,575              86,121               103,189
                                                                              ---------           ---------             ---------
    Real estate loans purchased                                                  43,620               1,110                  --
                                                                              ---------           ---------             ---------
    Principal repayments, unadvanced
       funds and other, net                                                     (64,236)            (62,985)              (61,681)
    Sale/securitization of mortgage loans, principal balance                       --                  --                 (19,068)
    Loan charge-offs, net                                                           (19)                (37)                  (26)
    Transfers to REO                                                                (61)               (845)                  (94)
                                                                              ---------           ---------             ---------
           Total deductions                                                     (64,316)            (63,867)              (80,869)
                                                                              ---------           ---------             ---------
Net loan activity                                                                83,879              23,364                22,320
                                                                              ---------           ---------             ---------
       Loans, net, end of period                                              $ 391,286           $ 307,407             $ 284,043
                                                                              =========           =========             =========

Loan Maturity. The following table shows the remaining contractual maturity of the Company's loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $89.9 million, $82.2 million and $83.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.


                                                             At December 31, 2000
                                            -------------------------------------------------------
                                               One- to                             Construction
                                               Four-       Multi-     Commercial      and     Home Equity
                                               Family      Family     Real estate  Development  Loans
                                            -----------  ---------    -----------  -----------  -----
                                                                (In Thousands)
Amounts due:
    One year or less                         $     400    $    --     $      10   $   7,914   $      17
    After one year:
       More than one year to three years         1,039            8         165         175       1,569
       More than three years to five years       3,390         --           387         597       4,401
       More than five years to 10 years         25,510        1,377       3,024        --         9,949
       More than ten years to 15 years          43,592       12,520       9,739         107      11,326
       More than 15 years                      151,213       19,624      15,932       2,568      54,626
                                             ---------    ---------   ---------   ---------   ---------
         Total amount due                    $ 225,144    $  33,529   $  29,257   $  11,361   $  81,888
                                             =========    =========   =========   =========   =========

                                                             At December 31, 2000
                                            ------------------------------------------------------
                                                                                     Total
                                                             Other                   Loans
                                              Automobile    Consumer   Commercial  Receivable
Amounts due:                                  ----------    --------   ----------  ----------
                                                               (In Thousands)
    One Year or less                         $     492    $     556   $      92    $   9,481
    After one year:
       More than one year to three years         4,261        2,021         782       10,020
       More than three years to five years       8,188          137       1,665       18,765
       More than five years to 10 years             --           82         659       40,601
       More than ten years to 15 years              --           62         --        77,346
       More than 15 years                           --          692       1,738      246,393
                                             ---------    ---------   ---------    ---------
         Total amount due                    $  12,941    $   3,550   $   4,936      402,606
                                             =========    =========   =========

Less:
    Unadvanced loan funds                                                             (9,537)
    Net deferred loan origination costs                                                  807
    Allowance for loan losses                                                         (2,590)
                                                                                   ---------
Loans, net                                                                         $ 391,286
                                                                                   =========



         The following table sets forth at December 31, 2000, the dollar amount of gross loans receivable contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                           Due After December 31, 2001
                                               ---------------------------------------------------
                                                     Fixed           Adjustable          Total
                                               ---------------    --------------    -------------
                                                                  (In Thousands)
Real estate loans:
    One- to four-family                              $ 110,877         $ 113,867        $ 224,744
    Multi-family and commercial real estate              2,255            60,521           62,776
    Construction and development                           360             3,087            3,447
                                               ---------------    --------------    -------------
      Total real estate loans                          113,492           177,475          290,967
                                               ---------------    --------------    -------------
Consumer loans:
    Home equity                                         26,144            55,727           81,871
    Automobile                                          12,449                 -           12,449
    Other                                                2,994                 -            2,994
Commercial loans                                         2,698             2,146            4,844
                                               ---------------    --------------    -------------

      Total loans                                    $ 157,777         $ 235,348        $ 393,125
                                               ===============    ==============    =============

         One- to Four-Family Loans. The Company currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans which are secured by one- to four-family residences located mainly in the Company's primary market area. One- to four-family mortgage loan originations are generally obtained from the Company's in-house and commissioned offsite loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. The Company also purchases from time to time ARM loans from various financial institutions. At December 31, 2000, the Company's one- to four-family mortgage loans totaled $225.1 million, or 55.9% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 49.3% were fixed-rate mortgage loans and 50.7% were ARM loans.

         The Company currently offers a variety of fixed-rate and variable-rate mortgage loan products to meet the needs of its customers, which includes flexible lending terms suited for changeable interest rate conditions. For example, during periods of rising longer-term rates, customers typically choose a variable rate product to finance the purchase of a home. Conversely, as rates decline, customers are more likely to use a fixed rate mortgage to finance a purchase, or to refinance an existing fixed-rate or variable-rate mortgage. The Company currently offers fixed-rate mortgage loans with terms of up to 30 years. The Company also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year or seven year initial fixed period. The interest rates for the Company's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury ("CMT") Index. The Company originates ARM loans with initially discounted rates. The Company's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Company retains for its portfolio substantially all loans originated; however, from time to time, it sells or securitizes 30-year fixed-rate mortgage loans. Loans are generally sold to Freddie Mac and Fannie Mae. The Company generally retains the servicing on all loans sold. The Company's purchased ARM loans generally have terms of up to 30 years and interest rates which adjust annually after three and five years and provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

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

         Home Equity Lines of Credit and Loans. The Company offers home equity revolving lines of credit, substantially all of which are secured by second mortgages on owner-occupied one- to four-family residences located in the Company's primary market area and, to a lesser extent, by properties in northern Connecticut and in Franklin County, Massachusetts. The lines of credit maintained outside of the Company's primary market were largely generated through the services of a third party telemarketing firm and later approved by the Company. Such third party completed limited solicitation on behalf of the Company in 1999 and 2000. At December 31, 2000, home equity loans and lines of credit totaled $81.9 million, or 20.3% of the Company's total loans and 83.2% of consumer loans. Home equity lines of credit have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum LTV ratio on home equity lines of credit is 80% of the assessed value of the property less the outstanding balance of the first mortgage up to a maximum of $100,000. The underwriting standards employed by the Company for home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.

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

         At any time during the draw period, all, or a portion of the outstanding balance of a home equity line of credit, may be converted to a fixed-rate, fixed-term home equity loan. The interest rate for the term loan is based on rates offered by the Company at the time the conversion request is received. Maturities offered on home equity term loans are five, ten and 15 years. When the term loan is repaid in full, the original principal balance becomes available under the home equity credit line.

         Multi-Family and Commercial Real Estate Lending. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities primarily located in the Company's primary market area. The Company's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, 75% if the property is being refinanced, provided such loan complies with the Company's current loans-to-one-borrower limit, which at December 31, 2000 was $6.0 million. The Company's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal on the one, three or five year CMT Index. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will also consider the term of the lease and the quality of the tenants. The Company has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x. Environmental impact surveys are generally required for commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Company's multi-family real estate loan portfolio at December 31, 2000 was $33.5 million, or 8.3% of total loans, and the Company's commercial real estate loan portfolio at such date was $29.3 million, or 7.3% of total loans. The largest multi-family or commercial real estate loan in the Company's portfolio at December 31, 2000 was a $2.8 million real estate loan secured by a 126-unit apartment building located in West Springfield, Massachusetts. This loan was performing according to its terms at December 31, 2000.

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

         Construction and Development Lending. The Company originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate and commercial real estate properties located in the Company's primary market area. Commercial real estate construction loans typically convert into permanent financing. Construction and development loans are generally offered to customers and experienced builders with whom the Company has an established relationship. Construction and development loans are typically offered with terms of up to 12 months; however, terms may be extended up to four years under certain circumstances. The maximum loan-to-value limit applicable to such loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Company's lending officers or, on larger projects, independent architects or engineering firms, warrant. At December 31, 2000, the Company's largest construction and development loan was a $6.0 million construction/permanent mortgage to build a 60,000 square foot medical office building in Springfield, Massachusetts. No funds have been disbursed on this loan in 2000. At December 31, 2000, construction and development loans totaled $11.4 million, or 2.8%, of the Company's total loans.

         The Company originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are generally limited to 60% of the lower of the acquisition price or the appraised value of the land and have a term of up to four years with a floating interest rate based on the prime rate as reported in The Wall Street Journal. The Company's land loans are generally secured by property in its primary market area. The Company requires title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

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

         Automobile and Other Consumer Lending. The Company offers automobile loans with term of up to 60 months and loan-to-value ratios of 90% for new cars. For used cars, the maximum loan-to-value ratio is 90% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the terms for used automobile loans range between 36 months (for older vehicles) to 60 months (for automobiles up to four years old). At December 31, 2000, automobile loans totaled $12.9 million, or 3.2% of the Company's total loans and 13.2% of consumer loans. Other consumer loans at December 31, 2000 amounted to $3.6 million, or 0.9% of the Company's total loans and 3.6% of consumer loans. These loans include education, second mortgages, collateral, motorcycle, boat, mobile home and unsecured personal loans. Motorcycle, boat and mobile home loans are generally made in amounts of up to 80% of the fair market value of the property securing the loan. Collateral loans are generally secured by a passbook account, a certificate of deposit, securities or life insurance. Unsecured personal loans generally have a maximum borrowing limitation of $5,000 and a maximum term of three years.

         Loans secured by rapidly depreciable assets such as automobiles, motorcycles and boats, or that are unsecured, entail greater risks than one- to four-family mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

         Commercial Lending. At December 31, 2000, the Company had $4.9 million in commercial loans which amounted to 1.2% of total loans. In addition, at such date, the Company had $2.1 million of unadvanced commercial lines of credit. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Company offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. The maximum amount of a commercial business loan is limited by the Company's loans-to-one-borrower limit which at December 31, 2000, was $6.0 million. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with variable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in The Wall Street Journal.

         In making commercial business loans, the Company considers the financial statements of the borrower, the Company's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the adjusted value of the collateral securing the loan. The Company generally does not make unsecured commercial loans. In addition, the Company participates in loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2000, $508,000, or 10.3% of the commercial loan portfolio, were participation loans of this nature. In an effort to increase its emphasis on commercial loans, in December 1999, the Company hired an experienced commercial loan officer with the primary responsibility of increasing commercial business and real estate loan volume.

         Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 2000, the Company's largest commercial loans were $500,000 revolving lines of credit to two non-profit foundations established by New England (local) financial institutions.

         Loan Approval Procedures and Authority. The lending policies and loan approval limits of the Company are established by the Executive Lending Committee and are ratified by the Board of Directors. In connection with one- to four-family mortgage loans, the Executive Lending Committee has authorized the following persons to approve the loans up to the amounts indicated: one assistant vice president and one vice president of commercial lending may approve loans up to $150,000 and $200,000, respectively; the vice president of residential lending and all loan origination and underwriting officers may approve loans up to $275,000; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $500,000.

         With respect to consumer loans, the Executive Lending Committee has authorized the following persons to approve loans up to the amounts indicated: one assistant branch manager and all branch supervisors may approve secured and unsecured loans of up to $15,000 and $5,000, respectively; branch managers, loan originators and underwriting officers and the vice president of operations and two vice presidents may approve secured and unsecured loans of up to $30,000 and $10,000, respectively; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $75,000 and $50,000, respectively.

         The Executive Lending Committee has authorized the following individuals to approve home equity loans and lines of credit up to the amounts indicated: two lending vice presidents, an assistant vice president and loan origination and underwriting officers may approve loans up to $100,000; and the Chief Executive Officer and the Senior Vice President, Lending may approve loans up to $200,000.

         All loans in excess of these approval amounts for one-to-four-family mortgage loans, consumer loans and home equity loans and lines of credit must be approved by either the Senior Vice President, Lending, the Officers' Loan Committee and/or the Executive Lending Committee. The Officers' Loan Committee, which currently consists of three lending officers, is selected by the Executive Lending Committee and ratified by the Board of Directors. Specifically, all loans, commitments or other extensions of credit, which either alone or in the aggregate total up to $500,000 may be approved by the Senior Vice President, Lending. Those loan commitments or other extensions of credit, either alone or in the aggregate, which are greater than $500,000 but are less than $1,500,000 must be approved by the Officers' Loan Committee and those loans commitments or other extensions of credit, either alone or in the aggregate, which exceed $1,500,000 must be approved by the Executive Lending Committee. Additionally, those loans less than $1,500,000 must be ratified by the Executive Lending Committee. All loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers' Loan Committee.

         With respect to commercial loans, the Executive Lending Committee has authorized the following persons to approve loans up to the amounts indicated: the Assistant Vice President, Loan Servicing and Collection may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $150,000, $100,000 and $20,000, respectively; the vice president/commercial lending officers may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $300,000, $250,000 and $125,000, respectively; and the Chief Executive Officer and the Senior Vice President, Lending may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $500,000, $300,000 and $150,000, respectively.

         All loans in excess of these approval amounts for commercial loans must be approved by either the Officers' Loan Committee and/or the Executive Lending Committee. Specifically, all loans, commitments or other extensions of credit, either alone or in the aggregate which exceed $500,000 or $1,500,000 must be approved by the Officers' Loan Committee and the Executive Lending Committee, respectively. Additionally, all loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers' Loan Committee.

Delinquent Loans, Classified Assets and Real Estate Owned

         Delinquent Loans. Reports listing all delinquent accounts are generated and reviewed by management and the Executive Lending Committee on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Company generally sends the borrower a written notice of non-payment after the loan is 15 days past due. The Company's guidelines provide that telephone and written correspondence will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time before foreclosure, the Company will offer to work out a repayment schedule with the borrower to avoid foreclosure. If payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Company to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Company will demand the loan and then commence foreclosure proceedings against any real property that secured the loan or accept a deed in lieu of foreclosure. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Company, becomes real estate owned.

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

         Management of the Company and the Executive Lending Committee review and classify the assets of the Company on a monthly basis and the Board of Directors reviews the results of the reports on a monthly basis. The Company classifies its assets in accordance with the management guidelines described above. At December 31, 2000, the Company had $2.0 million, or 0.3%, of assets designated as Substandard, consisting of eight one- to four-family loans, four commercial real estate loans, four multi-family loans, six home equity lines of credit, 15 consumer loans and one commercial business loan. At such date, the Company had no loans classified as Doubtful or Loss. Also, at December 31, 2000, the Company had $441,000, or 0.1% of assets, designated as Special Mention, consisting of three one- to four-family loans, two commercial real estate loans, one multi-family real estate loan and two commercial business loans. At December 31, 2000, all of these classified assets represented 0.6% of total loans.

         At December 31, 2000, the Company had one loan, classified as Substandard, with a balance of $668,000. The loan is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts. Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties' vacancy rates. The borrower is current with respect to payments.

         The following table sets forth the delinquencies in the Company's loan portfolio as of the dates indicated.

                                          December 31, 2000                                    December 31, 1999
                           -----------------------------------------------     ------------------------------------------------
                                60-89 Days              90 Days or More              60-89 Days           90 Days or More
                           ----------------------    ---------------------     ----------------------   -----------------------
                           Number       Principal     Number     Principal      Number     Principal      Number      Principal
                             of        Balance of       of      Balance of        of       Balance of       of            of
                            Loans         Loans        Loans       Loans        Loans        Loans         Loans        Loans
                           ------      ----------    --------   ----------     -------     ----------   ---------     ---------
                                                                   (Dollars in Thousands
One- to four- family            1            $100           1         $  4           1           $ 77           1       $   49
Commercial real estate          1              50           2          235           -              -           1           12
Home equity                     2              70           1           22           1             24           2          114
Other consumer                  6              11           -            -           3              6           -            -
                           ----------  ----------    ---------  ----------     -------     ----------   ---------     --------

Total loans                    10            $231           4         $261           5           $107           4        $ 175
                           ==========  ==========    =========  ==========     =======     ==========   =========     ========

Delinquent loans to
    total loans (1)                          0.06%                    0.07%                      0.03%                    0.06%

                                          December 31, 1998                                     December 31, 1997
                           ------------------------------------------------    -----------------------------------------------
                                60-89 Days               90 Days or More              60-89 Days        90 Days or More
                           ----------------------      --------------------    ----------------------   ----------------------
                           Number      Principal       Number    Principal      Number     Principal     Number      Principal
                             of        Balance of        of     Balance of       of        Balance of      of       Balance of
                            Loans        Loans         Loans       Loans        Loans        Loans        Loans        Loans
                           ---------   ----------      ------   -----------    -------     ----------   ---------   ----------
                                                                   (Dollars in Thousands)
One- to four- family               1          $74           2          $167          2            $80           1         $ 95
Commercial real estate             -            -           2           109          2            192           1          790
Home equity                        1            6           1            30          1             30           -            -
Other consumer                     3            5           -             -          6             38           -            -
                           ---------   ----------    ---------  -----------    ---------   ----------   ----------  ----------

Total loans                        5          $85           5          $306         11           $340           2         $885
                           =========   ==========    =========  ===========    =========   ==========   ==========  ==========

Delinquent loans to
    total loans (1)                          0.03%                     0.11%                     0.13%                    0.34%


                                          December 31, 1996
                           -------------------------------------------------
                                60-89 Days               90 Days or More
                           -----------------------     ---------------------
                            Number      Principal      Number    Principal
                              of       Balance of        of      Balance of
                             Loans        Loans         Loans      Loans
                           ---------   -----------     ------    ----------
                                       (Dollars in Thousands)

One- to four- family               2          $51           1           $71
Commercial real estate             1           43           2           124
Home equity                        -            -           1            30
Other consumer                     1            4           4            27
                           ----------  -----------     ------    ----------

Total loans                        4          $98           8          $252
                           ==========  ===========     ======    ==========

Delinquent loans to
    total loans (1)                         0.04%                       0.11%

(1) Total loans includes gross loans, less unadvanced loan funds, plus net deferred loan costs

         Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and real estate owned ("REO"). At December 31, 2000, nonaccrual loans totaled $261,000, consisting of four loans. It is the general policy of the Company to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. If interest payments on all nonaccrual loans for the years ended December 31, 2000, 1999 and 1998 had been made in accordance with original loan agreements, interest income of $18,000, $9,000 and $11,000, respectively, would have been recognized. The Company has adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At December 31, 2000, the Company had a $98,000 recorded investment in impaired loans which had specific allowances of $54,000 and a $224,000 impaired loan without a specific allowance. At December 31, 1999, there were $126,000 of impaired loans with specific loan loss allowances of $81,000. At December 31, 2000, REO totaled $61,000 consisting of a four-family dwelling. The Company sold the property, which had a book value of $61,000, for $66,000 in January 2001. At December 31, 1999, the Company's REO was $879,000, consisting of an office/retail building, two residential building lots, a 25 lot residential subdivision and a single-family residence. The Company sold all of these properties in 2000. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific allowance and charges operations for the diminution in value.

                                                                           At December 31,
                                          ----------------------------------------------------------------------------------
                                               2000             1999             1998             1997             1996
                                          -------------    -------------    -------------    -------------   --------------
                                                                        (Dollars in Thousands)
Non-accrual loans:
    Real estate:
       One- to four- family                          $4              $49             $167              $95              $71
       Commercial                                   235               12              109              790              124
    Home equity                                      22              114               30                -               30
    Other consumer                                    -                -                -                -               27
                                          -------------    -------------    -------------    -------------   --------------
       Total                                        261              175              306              885              252
Real estate owned, net (1)                           61              879              241              189              348
Other repossessed assets                              -                4                -              192               75
                                          -------------    -------------    -------------    -------------   --------------
    Total nonperforming assets                      322            1,058              547            1,266              675
Troubled debt restructurings                          -                -              773              274                -
Troubled debt restructurings and
                                          -------------    -------------    -------------    -------------   --------------
    total nonperforming assets                     $322           $1,058           $1,320           $1,540             $675
                                          =============    =============    =============    =============   ==============
Total nonperforming loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)              0.07%            0.06%            0.38%            0.44%            0.11%
Total nonperforming assets and
    troubled debt restructurings as a
    percentage of total assets (3)                 0.05%            0.21%            0.31%            0.45%            0.21%

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

         At December 31, 2000, the Company's allowance for loan losses was $2.6 million, or 0.66% of total loans, and 992% of nonperforming loans and troubled debt restructurings as compared to $2.3 million, or 0.75% of total loans, and 1,319% of nonperforming loans and troubled debt restructurings as of December 31, 1999. Management believes that, based on information available at December 31, 2000, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.

                                                                         At or for the Year Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                          2000               1999            1998          1997            1996
                                                     ---------------    ---------------  ------------- -------------   ------------
                                                                                 (Dollars in Thousands)
Allowance for loan losses, beginning of period               $ 2,309           $  2,166        $ 1,952       $ 1,911        $ 1,838
Charged-off loans:
    Real estate                                                    -                  8              -            52             34
    Consumer                                                     108                 78            100            10             30
    Commercial                                                     -                  -              -           109             72
                                                     ---------------    ---------------  ------------- -------------   ------------
       Total charged-off loans                                   108                 86            100           171            136
                                                     ---------------    ---------------  ------------- -------------   ------------
Recoveries on loans previously charged-off:
    Real estate                                                   52                 12             37            11             10
    Consumer                                                      37                 37             37             -              -
    Commercial                                                     -                  -              -            21             19
                                                     ---------------    ---------------  ------------- -------------   ------------
       Total recoveries                                           89                 49             74            32             29
                                                     ---------------    ---------------  ------------- -------------   ------------
Net loans charged-off                                             19                 37             26           139            107
Provision for loan losses                                        300                180            240           180            180
                                                     ---------------    ---------------  ------------- -------------   ------------
Allowance for loan losses, end of period                     $ 2,590           $  2,309        $ 2,166       $ 1,952        $ 1,911
                                                     ===============    ===============  ============= =============   ============

Net loans charged-off to average loans, net                     0.01%              0.01%          0.01%         0.06%          0.05%
Allowance for loan losses to total loans (1)                    0.66%              0.75%          0.76%         0.74%          0.81%
Allowance for loan losses to nonperforming
    loans and troubled debt restructuring (2)                 992.34%          1,319.43%        200.74%       168.42%        758.33%
Net loans charged-off to allowance for loan losses              0.73%              1.60%          1.20%         7.12%          5.60%
Recoveries to charge-offs                                      82.41%             56.98%         74.00%        18.71%         21.32%

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

                                                               For Year Ended December 31,
                          -------------------------------------------------------------------------------------------------------
                                        2000                             1999                               1998
                          --------------------------------  ------------------------------  -------------------------------------
                                       % of       Percent                % of     Percent                  % of        Percent
                                     Allowance    of Loans            Allowance   of Loans              Allowance     of Loans
                                      in each     in each              in each    in each                in each       in each
                                     Category     Category             Category   Category               Category     Category
                                     to Total     to Total             to Total   to Total               to Total     to Total
                           Amount    Allowance     Loans      Amount   Allowance    Loans      Amount    Allowance       Loans
                          --------  ----------   ---------  ---------- ---------  -------    -------    ---------     -------
                                                                 (Dollars in Thousands)
Real estate loans           $1,827       70.54%      74.34%     $1,547     67.00%   71.77%    $1,543        71.24%      71.34%
Consumer loans                 665       25.68%      24.43%        664     28.76%   26.65%       525        24.24%      27.05%
Commercial loans                98        3.78%       1.23%         98      4.24%    1.58%        98         4.52%       1.61%
                          --------  ----------   ---------  ---------- ---------   ------     ------     --------      ------
    Total allowance
       for loan losses      $2,590      100.00%     100.00%     $2,309    100.00%  100.00%    $2,166       100.00%     100.00%
                          ========  ==========   =========  ========== =========   ======     =======    ========      =======

                                                                 For Year Ended December 31,
                                ------------------------------------------------------------------------------------------
                                                     1997                                         1996
                                --------------------------------------------   -------------------------------------------
                                                    % of           Percent                          % of         Percent
                                                 Allowance        of Loans                       Allowance      of Loans
                                                  in each          in each                        in each        in each
                                                  Category        Category                        Category      Category
                                                  to Total        to Total                        to Total      to Total
                                   Amount        Allowance          Loans         Amount         Allowance        Loans
                                ------------    ------------    ------------   -------------   -------------   -----------
                                                                   (Dollars in Thousands)
Real estate loans                     $1,506           77.15%        69.34%          $1,547          80.95%          74.71%
Consumer loans                           348           17.83%        29.03%             256          13.40%          23.65%
Commercial loans                          98            5.02%         1.63%             108           5.65%           1.64%
                                ------------   -------------   -----------    -------------    -----------    ------------
    Total allowance
       for loan losses                $1,952          100.00%       100.00%          $1,911         100.00%         100.00%
                                ============   =============   ===========    =============    ===========    ============

Investment Activities

       The Board of Directors establishes the investment policy and procedures of the Company. It is the general policy of the Company that all investment transactions be conducted in a safe and sound manner. The Company's investment policy further provides that investment decisions be based upon a thorough analysis of each proposed investment to determine its quality, inherent risks, fit within the Company's overall asset/liability management objectives, the effect on the Company's risk-based capital and prospects for yield and/or appreciation. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific investment actions and the day-to-day oversight of the Company's investment portfolio rests with the Chief Executive Officer and Senior Vice President/Chief Financial Officer. These officers are authorized to execute investment transactions of up to $5 million without the prior approval of the Executive Loan Committee if such transactions are within the scope of the Company's established investment policy. On a monthly basis, the Board of Directors reviews and evaluates all investment activities for safety and soundness, adherence to the Company's investment policy and assurance that authority levels are maintained.

       As required by SFAS No. 115, the Company has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale or held-for-trading. The Company generally invests in securities as a method of utilizing funds not utilized for loan origination activity and as a method of maintaining liquidity at levels deemed appropriate by management. At December 31, 2000, the Company's securities portfolio totaled $176.7 million, or 27.5% of assets, all of which was categorized as available-for-sale.

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

       At December 31, 2000, mortgage-backed securities totaled $143.6 million, or 22.3% of assets and 23.6% of interest earning assets, all of which were classified as available-for-sale. At December 31, 2000, 6.1% of the mortgage-backed securities were backed by adjustable-rate loans and 93.9% were backed by fixed-rate loans. The mortgage-backed securities portfolio had a stated rate of 6.8% at December 31, 2000. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

       Although the Company no longer invests in Real Estate Mortgage Investment Conduits ("REMICs"), the Company did maintain $6.5 million of such investments in its securities portfolio at December 31, 2000. Generally, REMICs hold commercial and/or residential real estate mortgages in trust and issue securities representing an undivided interest in such mortgages. A REMIC, which can be a corporation, trust, association or partnership, assembles mortgages into pools and issues pass-through certificates, multiclass bonds (similar to a collateralized mortgage obligation) or other securities to investors in the secondary mortgage market.

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

                                                                         At December 31,
                                      ------------------------------------------------------------------------------------
                                                 2000                          1999                        1998
                                      Amortized        Fair         Amortized        Fair        Amortized        Fair
                                         Cost          Value          Cost          Value           Cost          Value
                                      -----------   -----------    -----------   ------------   ------------   -----------
                                                                         (In Thousands)
Equity securities available- for-sale:
      Preferred stock                 $     3,243   $     2,916    $     4,358   $      3,924   $      3,754   $     3,815
      Common stock                         11,654        12,063         14,270         13,683         15,438        17,436
      Trust preferred stock                19,455        18,191         13,353         12,345              -             -
      Mutual funds                              -             -              -              -          1,524         1,394
                                      -----------   -----------    -----------   ------------   ------------   -----------
        Total equity securities            34,352        33,170         31,981         29,952         20,716        22,645
                                      -----------   -----------    -----------   ------------   ------------   -----------
Mortgage-backed securities
    available-for-sale:
      Freddie Mac                          25,730        26,017         23,502         23,081          5,459         5,546
      Fannie Mae                           72,992        75,052         54,001         52,916         31,955        32,435
      Ginnie Mae                           36,833        36,031         39,912         37,049         42,726        42,670
      REMICS                                6,272         6,463          6,712          6,959          7,833         8,113
                                      -----------   -----------    -----------   ------------   ------------   -----------
        Total mortgage-backed
           securities                     141,827       143,563        124,127        120,005         87,973        88,764
                                      -----------   -----------    -----------   ------------   ------------   -----------

        Total securities (1)          $   176,179   $   176,733    $   156,108   $    149,957   $    108,689   $   111,409
                                      ===========   ===========    ===========   ============   ============   ===========

(1) Does not include $13.8 million, $7.5 million and $5.6 million of FHLB-Boston stock held by the Company in 2000, 1999 and 1998, respectively.

         The following table sets forth the Company's securities activities for the periods indicated. This table does not include FHLB stock held by the Company.

                                                           For the Year Ended December 31,
                                                        --------------------------------------
                                                           2000         1999          1998
                                                        ----------    ----------   -----------
                                                                     (In Thousands)
Equity securities available for sale:
   Equity securities, beginning of period               $   29,952    $   22,645   $   15,727
                                                        ----------    ----------   ----------
   Purchases                                                13,525        26,506       16,376
   Sales                                                   (11,175)      (14,794)      (7,588)
   Calls                                                         -          (449)        (642)
   Transfer to Charitable Foundation                             -             -          (33)
   Net accretion                                                21             2            -
   Increase (decrease) in unrealized gain (loss)               847        (3,958)      (1,195)
                                                        ----------    ----------   ----------
       Net increase in equity securities                     3,218         7,307        6,918
                                                        ----------    ----------   ----------
   Equity securities, end of period                     $   33,170       $29,952   $   22,645
                                                        ==========    ==========   ==========

Mortgage-backed securities available-for-sale:
   Mortgage-backed securities, beginning of period      $  120,005    $   88,764   $   39,913
                                                        ----------    ----------   ----------
   Purchases and securitization                             30,519        49,732       59,637
   Repayments and prepayments                              (12,871)      (13,532)     (10,937)
   Net accretion (amortization)                                 52           (46)          15
   Increase (decrease) in unrealized gain (loss)             5,858        (4,913)         136
                                                        ----------    ----------   ----------
       Net increase in mortgage-backed securities           23,558        31,241       48,851
                                                        ----------    ----------   ----------
   Mortgage-backed securities, end of period            $  143,563    $  120,005   $   88,764
                                                        ==========    ==========   ==========

         The table below sets forth information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 2000. There were no securities with contractual maturities of one year or less.

                                                More than One Year      More than Five Years          More than Ten
                                                  to Five Years             to Ten Years                  Years
                                              ----------------------- ------------------------- --------------------------
                                                          Weighted                      Weighted                    Weighted
                                              Carrying     Average         Carrying      Average      Carrying      Average
                                                Value       Yield           Value         Yield        Value         Yield
                                              ---------  ------------     -----------  ------------ -------------  -----------
                                                                           (Dollars in Thousands)
Available-for-sale securities:
   Mortgage-backed securities:
     Freddie Mac                              $       -            -      $    2,754          7.36%  $    23,263         7.05%
     Fannie Mae                                   4,764         6.39%         18,988          7.34%       51,300         7.03%
     Ginnie Mae                                       -            -               -             -        36,031         6.41%
     REMICS                                           -            -               -             -         6,463         6.75%
                                              ---------                   ----------                 -----------
       Total mortgage-backed securities           4,764         6.39%         21,742          7.34%      117,057         6.83%
   Equity securities:
     Trust preferreds                                 -            -               -             -        18,191         8.13%
     Common stocks                                    -            -               -             -             -            -
     Preferred stocks                                 -            -               -             -             -            -
                                              ---------                   ----------                 -----------
       Total equity securities                        -            -               -             -        18,191         8.13%
                                              ---------                   ----------                 -----------
       Total securities (1)                   $   4,764                   $   21,742                   $ 135,248
                                              =========                   ==========                 ===========

                                                      Total
                                              ------------------------
                                                            Weighted
                                              Carrying      Average
                                                Value        Yield
                                              -----------  -----------
                                               (Dollars in Thousands)
Available-for-sale securities:
   Mortgage-backed securities:
     Freddie Mac                              $   26,017        7.08%
     Fannie Mae                                   75,052        7.07%
     Ginnie Mae                                   36,031        6.41%
     REMICS                                        6,463        6.75%
                                              ----------
       Total mortgage-backed securities          143,563        6.89%
   Equity securities:
     Trust preferreds                             18,191        8.13%
     Common stocks                                12,063           -
     Preferred stocks                              2,916           -
                                              ----------
       Total equity securities                    33,170           -
                                              ----------
       Total securities (1)                   $  176,733
                                              ==========

(1)  Does not include $13.8  million of FHLB stock held by the Company.

Sources of Funds

         General. Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

         Deposits. The Company offers a variety of consumer and commercial deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, club accounts and certificate of deposit accounts. The Company from time to time offers certificate of deposit accounts with balances in excess of $100,000 (jumbo certificates) and certificate of deposit accounts with preferential rates and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. The Company also utilizes brokered certificates of deposits as an alternative source of funds.

         At December 31, 2000, the Company's deposits totaled $325.3 million, or 56.9% of total liabilities. The Company had a total of $118.7 in retail certificates of deposit at December 31, 2000, of which $103.3 million had maturities of less than one year. Core deposits, consisting of savings, NOW, money market and demand accounts, represented approximately 48.2% of total deposits and certificates of deposits accounts represented 36.5% at December 31, 2000, as compared to core deposits representing 54.9% of total deposits and certificate accounts representing 45.1% of deposits as of December 31, 1999. At December 31, 2000, brokered certificates of deposit totaled $49.9 million, or 15.3% of total deposits. Although a significant portion of the Company's deposits are in core deposits, management monitors activity in this category and, based on historical experience and the Company's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Company is not limited with respect to the rates it may offer on deposit products.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The Company relies primarily on customer service, advertising and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including television, radio and print media. The Company also uses its website to attract deposits. While certificate accounts in excess of $100,000 are accepted by the Company, and may receive preferential rates, the Company does not actively solicit jumbo certificates as these accounts are more difficult to retain than core deposits. All Massachusetts savings banks are required to be members of the Deposit Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. Member banks are required to pay the assessments of the Fund.

         The following table presents the deposit activity of the Company for the periods indicated.

                                                                    For the Year Ended December 31,
                                                     --------------------------------------------------------
                                                           2000                 1999                1998
                                                     --------------      ---------------        -------------
                                                                         (In Thousands)
Increase (decrease) before interest credited               $ 51,492             ($20,883)            $  1,977
Interest credited (1)                                        10,567                9,038               10,385
                                                     --------------       --------------        -------------
Net increase (decrease)                                    $ 62,059             ($11,845)            $ 12,362
                                                     ==============       ==============        =============


(1) Does not include escrow interest credited of $9,000, $9,000 and $8,000 for the periods ended December 31, 2000, 1999 and 1998, respectively.

         At December 31, 2000, the Company had $18.1 million in certificate accounts in amounts of $100,000 or more, maturing as follows:

                                                                              Weighted
                                                                              Average
         Maturity Period                                     Amount            Rate
------------------------------------                   ----------------  -----------------
                                                             (Dollars in Thousands)
Three months or less                                            $7,298              5.79%
Over three through six months                                    2,729              5.26%
Over six through 12 months                                       6,096              6.10%
Over 12 months                                                   1,972              5.04%
                                                       ---------------
Total                                                          $18,095              5.73%
                                                       ===============

         The following table sets forth the distribution of the Company's deposit accounts for the periods indicated.

                                                                                December 31,
                                        -----------------------------------------------------------------------------------
                                                   2000                        1999                         1998
                                        -------------------------    --------------------------   -------------------------
                                                        Percent                      Percent                      Percent
                                                        of Total                     of Total                     of Total
                                          Balance       Deposits       Balance       Deposits       Balance       Deposits
                                        -----------   -----------    -----------   ------------   -----------   -----------
                                                                        (Dollars in Thousands)
Demand                                     $ 16,165          4.97%      $ 11,975          4.55%      $ 10,382          3.77%
Savings                                      65,250         20.06%        67,169         25.52%        66,774         24.28%
Money market                                 27,034          8.31%        30,321         11.52%        27,176          9.88%
NOW                                          48,217         14.82%        35,076         13.33%        32,305         11.75%
Brokered deposits                            49,857         15.33%             -             -              -             -
Certificates of deposit                     118,732         36.51%       118,655         45.08%       138,404         50.32%
                                        -----------   -----------    -----------   -----------    -----------   -----------
     Total deposits                        $325,255        100.00%      $263,196        100.00%      $275,041        100.00%
                                        ===========   ===========    ===========   ===========    ===========   ===========


         The following table presents by various rate categories, the amount of certificate accounts, including brokered certificates, outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.


                            Period to Maturity from December 31, 2000
                     --------------------------------------------------------
                         Less           One           Two
                         than           to             to           Over         Total at          At December 31,
                         One            Two          Three         Three        December 31,  ---------------------------
                         Year          Years         Years         Years           2000         1999           1998
                     ------------   -----------   ------------  ------------   -------------  ----------   ------------

                                                          (Dollars in Thousands)
Certificate accounts:
   0 to 4.00%           $   1,874      $      -        $     -      $      -      $   1,874     $   3,161      $      79
   4.01% to 5.00%          17,617         2,161              -             -         19,778        67,994         50,190
   5.01% to 6.00%          51,922         9,858          3,387             -         65,167        37,742         68,059
   6.01% to 7.00%          31,856            57              -        10,000         41,913             6          3,258
   7.01% to 8.00%               -             -              -        39,857         39,857         9,752         16,818
                     ------------   -----------   ------------  ------------   ------------   -----------   ------------
     Total              $ 103,269      $ 12,076        $ 3,387      $ 49,857      $ 168,589     $ 118,655      $ 138,404
                     ============   ===========   ============  ============   ============   ===========   ============


         Borrowed Funds. As part of its operating strategy, the Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Company can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which may be withdrawn from the Company at any time. These FHLB advances are collateralized primarily by the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. FHLB advances are made under several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2000, the Company had $241.0 million in outstanding advances from the FHLB compared to $152.1 million at December 31, 1999.

         The following table sets forth information regarding the Company's FHLB advances at or for the periods ended on the dates indicated:

                                                                                        At or For the Year Ended
                                                                                               December 31,
                                                                           -----------------------------------------------
                                                                               2000             1999             1998
                                                                           -------------    -------------    -------------
                                                                                              (Dollars in Thousands)
FHLB advances:
    Average balance outstanding                                                 $208,502         $102,504         $ 55,588
                                                                           =============    =============    =============

    Maximum amount outstanding at any month-end during the period               $247,206         $152,147         $111,163
                                                                           =============    =============    =============

    Balance outstanding at end of period                                        $241,000         $152,147         $111,163
                                                                           =============    =============    =============

    Weighted average interest rate during the period                                6.40%            5.33%            5.54%
                                                                           =============    =============    =============

    Weighted average interest rate at end of period                                 6.25%            5.75%            5.15%
                                                                           =============    =============    =============

         The Company also maintains a line of credit with the Federal Reserve Bank of Boston. Commercial loans with a principal balance of $4.2 million and $53.3 million were pledged at December 31, 2000 and 1999 as security for this line of credit. No amounts were outstanding as of December 31, 2000 or 1999 under this line of credit.

Trust Services

         In 1994, the Company established the Woronoco Savings Bank Trust & Investment Management Department (the "trust department"). The trust department provides trust and investment services to individuals, partnerships, corporations and institutions and acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Company has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, drafting trust documents and instruments, investment of trust property, handling conflicts of interest, and maintaining impartiality. Such policies are aimed at maintaining the highest standards of fiduciary conduct. At December 31, 2000, the trust department was managing 259 accounts with assets of $23.0 million, in the aggregate.

Subsidiary Activities

         Walshingham Enterprises, Inc. was established in July 1983 for the purpose of acquiring, holding and selling residential and commercial real estate. Woronoco Security Corp. was established in November 1996 for the purpose of acquiring and holding investment securities of a type that are permissible for banks to hold under applicable law. Court Street Security Corporation and Little River Security Corporation were established in 1999 for the same purpose. Woronoco Security Corporation, Court Street Corporation and Little River Corporation qualify as "securities corporations" for Massachusetts tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income tax. Agan Insurance Agency, Inc. was acquired in January 2000 in order to move the Company closer to its goal of providing a full range of life cycle products and services to its customers. With the purchase of Agan, the Company offers a full line of property and casualty insurance products and various life insurance and group life, group health and accident insurance products for individuals and commercial clients. The results of operations of all of the Bank's subsidiaries are consolidated in the results and operations of the Company.

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

Massachusetts Banking Laws and Supervision

         Massachusetts savings banks are regulated and supervised by the Commissioner. The Commissioner is required to regularly examine each state-chartered bank. The approval of the Commissioner is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned. The Commissioner may suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties. In addition, the Commissioner has the authority to appoint a receiver or conservator if it determines that the bank is conducting its business in an unsafe or unauthorized manner and under certain other circumstances.

         All Massachusetts-chartered savings banks are required to be members of the Deposit Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. Member banks are required to pay the assessments of the Fund. In addition, the Deposit Insurance Fund acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing qualifying obligations from them.

         Payment of Dividends. A savings bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations.

         Assessments. Savings banks are required to pay assessments to the Commissioner to fund operations. Assessments paid by the Company for the fiscal year ended December 31, 2000 totaled $41,000.

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

         The following is a summary of the Bank's regulatory capital at December 31, 2000:

              GAAP Capital to Total Assets......................      9.25%
              Total Capital to Risk-Weighted Assets.............     15.22%
              Tier I Leverage Ratio.............................      9.27%
              Tier I to Risk-Weighted Assets....................     14.57%

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

Investment Activities

         Under federal law, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. There are certain exceptions to these limitations. For example, state chartered banks, such as the Company, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The Company received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment was 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC's determination that such investments pose a safety and soundness risk to the Company or if the Company converts its charter, other than a mutual to stock conversion, or undergoes a change in control. The Gramm-Leach-Bliley Act of 1999 requires that any state bank which invests in a subsidiary that engages in activities only permissable for a "financial subsidiary" of a national bank must meet certain conditions, including being well-capitalized and deducting such investment for regulatory capital purposes.

Prompt Corrective Regulatory Action

         Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2000, the Company was a "well capitalized" institution.

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

Insurance of Deposit Accounts

         The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and other information which the FDIC determines to be relevant. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. BIF-insured institutions are also required to make payments on certain bonds issued by the Financing Corporation in the late 1980's. The Company's insurance assessments totaled $62,000 during fiscal 2000. The FDIC is authorized to raise the assessment rates. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Company.

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

Federal Reserve System

         The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Company is in compliance with the foregoing requirements.

Federal Home Loan Bank System

         The Company is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Company, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Company was in compliance with this requirement with an investment in FHLB stock at December 31, 2000 of $13.8 million. At December 31, 2000, the Company had $241.0 million in FHLB advances.

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

         As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that unitary savings and loan holding companies may only engage in activities permitted to financial holding companies under that Act and those authorized for multiple savings and loan holding companies. Unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. Under the Act, however, even grandfathered savings and loan holding companies may not be acquired by companies engaged in commercial activities. The Company is a grandfathered unitary savings and loan holding company. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted.

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

         To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Company must qualify as a QTL. To qualify as a QTL, the Company must maintain compliance with the test for a "domestic building and loan association," as defined in the Code, or with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2000, the Company maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Company also met the QTL test in each of the prior 12 months and, therefore, met the QTL test.

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

Item 2.  Properties.
-------------------

         The Company currently conducts its business through its main office located in Westfield, Massachusetts and eleven other banking offices, one of which opened in 2001, and two stand-alone ATM's. The Company believes that the Bank's facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                                    Net Book Value
                                                                                                     of Property
                    Location                           Leased,         Original       Date of        or Leasehold
                                                       Licensed          Year         Lease/         Improvements
                                                          or            Leased        License       at December 31,
                                                        Owned         or Acquired    Expiration          2000
-------------------------------------------------      -------        -----------    ----------    ------------------
Main/Executive Office:                                                                                 (In thousands)
31 Court Street                                         Owned            1951             --                   $4,650
Westfield, Massachusetts  01085..................

Banking Offices:
44 Little River Road                                    Owned            1971             --                      129
Westfield, Massachusetts 01085...................

185 College Highway                                     Owned            1988             --                      585
Southwick, Massachusetts 01077...................

74 Lamb Street                                          Owned            1995             --                      451
South Hadley, Massachusetts 01075................

119 Winsor Street (5)                                   Owned            1997             --                      520
Ludlow, Massachusetts 01056......................

608 College Highway                                    Leased            1977           2002                       52
Southwick, Massachusetts 01077...................

1359 Springfield Street                                Leased            1994           2005 (1)                   36
Feeding Hills, Massachusetts 01013...............

800 Boston Road                                       Licensed           1994           2005 (1)(2)               101
Springfield, Massachusetts 01119.................

503 Memorial Avenue                                   Licensed           1994           2005 (1)(2)               102
West Springfield, Massachusetts 01089............

44 Willimansett Street                                Licensed           1997           2002 (2)(3)                67
South Hadley, Massachusetts 01075................

175 University Drive                                  Licensed           1998           2003 (2)(3)               113
Amherst, MA  01002...............................

72 Shaker Road                                          Owned            1999 (4)         --                    1,420
East Longmeadow, MA 01028........................

431 Center Street                                       Owned            1999 (5)         --                    1,229
Ludlow, MA  01056................................

Other Properties:

2-16 Central Street (6) (7)                             Owned            1990             --                        -
Westfield, Massachusetts 01085...................

127 North Elm Street (8)                               Leased            1998           2003                       12
Westfield, Massachusetts 01085...................

98 Lower Westfield Road (9)                            Leased            2000           2010                        -
Holyoke, Massachusetts 01040.....................
                                                                                                               ------
         Total...................................                                                              $9,467
                                                                                                               ======

(1) The Company has an option to renew this lease/license for two additional five-year periods .
(2) This banking office is located inside a supermarket/grocery store operated by the regionally based Big Y Foods, Inc. The Company maintains a sublicense or, in the case of the South Hadley and Amherst offices, a license to possess the property. Generally, the holder of a license or sublicense has less property rights than the possessor of a leasehold interest.
(3) The Company has an option to renew this lease/license for three additional five-year periods.
(4)  The East Longmeadow branch is scheduled to open in March 2001.
(5) The 431 Center Street branch opened in February 2001. The facility located at Winsor Street was closed upon the opening of the new branch. The Company has no definitive plans for the Winsor Street facility at this time.
(6) The property consists of vacant office space which the Company currently utilizes as a storage facility.
(7) Net book value of the property is included in net book value for the Bank's main office.
(8) Consists of a stand-alone ATM located at a Dunkin' Donuts establishment. The ATM became operational in 1998.
(9) Consists of a stand-alone ATM located at the entrance to the Holyoke Mall. The ATM became operational in October 2000.

Item 3. Legal Proceedings.
-------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     (a) The Company's common stock is listed on the American Stock Exchange (the "AMEX") under the symbol "WRO." The following table sets forth the high and low sales prices of the common stock for the past two years, as reported by AMEX. The stock began trading on March 19, 1999. For information relating to restrictions on the Company's declaration of dividends, see "Item I. Business - Regulation and Supervision".

                                     Dividend       High        Low
                                   -----------   ---------    -------

               2000

               First Quarter         $ 0.0500     $ 10.38     $  9.38
               Second Quarter        $ 0.0525     $ 10.94     $  9.75
               Third Quarter         $ 0.0600     $ 12.69     $ 10.50
               Fourth Quarter        $ 0.0625     $ 13.00     $ 11.06

               1999

               First Quarter            NA        $  9.81     $  9.31
               Second Quarter           NA        $ 10.06     $  8.50
               Third Quarter            NA        $ 10.88     $  9.94
               Fourth Quarter        $ 0.0425     $ 10.25     $  9.50


     (b) As of February 28, 2001, the most recent practicable date, the closing sale price of the Company's common stock, as reported by AMEX, was $14.30 per share and the Company had 1,843 holders of record of the Company's common stock.

Item 6. Selected Financial Data.
-------------------------------

     We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

                                                                         At December 31,
                                                        2000       1999       1998       1997       1996
                                                      --------   --------   --------   --------   --------
                                                                       (In Thousands)
Selected Financial Data:
  Total assets                                        $642,460   $500,948   $426,826   $341,909   $316,708
  Cash & cash equivalents                               25,368     16,185     12,011     11,686     10,469
  Loans, net                                           391,286    307,407    284,043    261,723    234,135
  Loans held for sale                                   14,313          -          -          -          -
  Debt securities available-for-sale                         -          -          -          -        250
  Mortgage-backed securities available-for-sale        143,563    120,005     88,764     39,913     47,531
  Equity securities available-for-sale                  33,170     29,952     22,645     15,727     13,845
  Deposits                                             325,255    263,196    275,041    262,679    248,982
  FHLB Advances                                        241,000    152,147    111,163     41,726     35,441
  Total stockholders' equity                            70,759     80,895     35,773     33,332     29,074
  Other real estate owned, net                              61        883        241        381        423
  Nonperforming assets and
    troubled debt restructurings                           322      1,058      1,320      1,540        675

                                                          For the Years Ended December 31,
                                                    2000      1999      1998      1997      1996
                                                  -------   -------   -------   -------   -------
                                                                   (In Thousands)
Selected Operating Data:
  Total interest and dividend income              $40,406   $30,548   $25,054   $23,517   $21,734
  Interest expense                                 23,809    14,625    13,477    12,500    11,022
                                                  -------   -------   -------   -------   -------
    Net interest income                            16,597    15,923    11,577    11,017    10,712
  Provision for loan losses                           300       180       240       180       180
                                                  -------   -------   -------   -------   -------
    Net interest income after provision
      for loan losses                              16,297    15,743    11,337    10,837    10,532
  Other income                                      4,268     3,851     3,553     3,465     1,896
  Other expenses                                   14,375    17,367    10,087     9,743     8,372
                                                  -------   -------   -------   -------   -------
  Income before income taxes                        6,190     2,227     4,803     4,559     4,056
  Income taxes                                      2,106       822     1,693     1,541     1,582
                                                  -------   -------   -------   -------   -------
    Net income                                    $ 4,084   $ 1,405   $ 3,110   $ 3,018   $ 2,474
                                                  =======   =======   =======   =======   =======

                                                                            For the Years Ended December 31,
                                                            2000            1999            1998           1997          1996
                                                        -----------     -----------     -----------    -----------   -----------
Selected Operating Ratios and Other Data:
Performance Ratios:
    Average yield on interest-earning assets              7.39%           7.03%           7.34%          7.57%         7.80%
    Average rate paid on interest-bearing liabilities     4.87%           3.87%           4.27%          4.35%         4.26%
    Average interest rate spread                          2.52%           3.16%           3.07%          3.22%         3.54%
    Net interest margin                                   3.04%           3.66%           3.39%          3.55%         3.84%
    Ratio of interest-earning assets to
      interest-bearing liabilities                      111.94%         115.09%         108.18%        107.96%       107.70%
    Net interest income after provision for loan
      losses to other expenses                          113.37% (2)      90.65% (3)     112.39%        111.23%       125.80%
    Other expenses as a percent of
      average assets                                      2.48% (2)       3.71% (3)       2.79%          2.96%         2.84%
    Return on average assets                              0.70% (2)       0.30% (3)       0.86%          0.92%         0.84%
    Return on average equity                              5.49% (2)       1.85% (3)       8.89%          9.67%         9.10%
    Ratio of average equity to average assets            12.83%          16.22%           9.66%          9.50%         9.23%
    Efficiency ratio (1)                                 73.76% (2)      96.29% (3)      75.16%         77.51%        70.61%
    Dividend payout ratio                                24.56%          16.73%            N/A            N/A           N/A

(1) The efficiency ratio represents the ratio of other expenses divided by the sum of the net interest income and other income. This ratio excludes realized gains on sales of investment securities, property and loans, net. If this ratio included these realized gains, then the efficiency ratio would have been 68.90%, 87.83%, 66.67%, 67.28% and 66.40% for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(2) Excluding the effect of the $270,000 pension curtailment gain, and the related tax effect of $92,000, where applicable, the following ratios for 2000 would have been: net interest income after provision for loan losses to other expenses 111.28%, other expenses as a percent of average assets 2.52%, return on average assets 0.67%, return on average equity 5.25% and efficiency ratio 75.15%.

(3) Excluding the effect of the $4.4 million contribution to Woronoco Savings Charitable Foundation, and the related tax effect of $1.5 million, where applicable, the following ratios for 1999 would have been: net interest income after provision for loan losses to other expenses 121.82%, other expenses as a percent of average assets 2.76%, return on average assets 0.93%, return on average equity 5.72% and efficiency ratio 71.65%.

                                                                 At or For the Years Ended December 31,
                                                         2000        1999         1998        1997        1996
                                                       --------    --------     --------    --------    --------
Regulatory Capital Ratios:
    Leverage capital                                     10.81%      16.77%        9.35%       9.08%       8.94%
    Total risk-based capital                             17.74%      26.97%       13.87%      15.14%      15.67%

Asset Quality Ratios:
    Nonperforming loans and troubled debt
      restructurings as a percent of total loans          0.07%       0.06%        0.38%       0.44%       0.11%
    Nonperforming assets and troubled debt
      restructurings as a percent of total assets         0.05%       0.21%        0.31%       0.45%       0.21%
    Allowance for loan losses as a percent
      of total loans                                      0.66%       0.75%        0.76%       0.74%       0.81%
    Allowance for loan losses as a percent of
      nonperforming loans and troubled debt
      restructurings                                    992.34%    1319.43%      200.74%     168.42%     758.33%
    Net loans charged-off to average interest-
      earning loans                                       0.01%       0.01%        0.01%       0.06%       0.05%

Banking offices at end of period                            11          11           11          10           9

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

         The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Form 10-K.

General

         The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as gains (losses) on securities and loan sales, service charges, insurance commissions and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing expenses, data processing, professional services and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies. The Company exceeded all of its regulatory capital requirements at December 31, 2000.

Forward-Looking Statements

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

         The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Strategy

         The Company operates as a community-oriented savings bank, offering a wide variety of financial products and services. The primary objectives of the Company's strategic plan are to improve its profitability and enhance shareholder value while maintaining its strong capital position and a reasonable level of interest rate and credit risk. To accomplish these objectives, the Company has sought to:

         . Provide superior service and competitive rates to increase loans and deposits, including commercial accounts

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

         . Control interest rate risk by selectively utilizing off-balance sheet hedging transactions such as interest rate swaps, caps and floors

         . Implement various capital management strategies, particularly dividends and stock repurchases, to enhance stockholder value

         . Explore opportunities to expand its existing fee-based businesses and to diversify our product lines to include a full range of products and services in order to become less dependent upon net interest income

         . Examine opportunities to leverage the potential capabilities of the internet and other technologies, including internet banking

         During 2000, the Company implemented several strategies to expand its market and enhance its fee income business. In November 2000 the Company announced the purchase of two branches in East Longmeadow and Ludlow, Massachusetts. Both locations are scheduled to open in the first quarter of 2001. The Company acquired Agan Insurance Agency, Inc. in January 2000, which moves the Company closer to its goal of providing a full range of life cycle products and services to its customers. With the purchase of Agan, the Company now offers property and casualty insurance products to its existing customers and banking products to Agan's customers. Also during 2000, the Company purchased a stand-alone ATM in Holyoke, Massachusetts, adjacent to the Holyoke Mall, and introduced an ATM transaction surcharge for customers of certain other financial institutions. Both of these actions should result in additional fee income for the Company. The Company will continue to seek attractive opportunities to grow its franchise and to diversify its revenue stream.

         Woronoco Online Link, launched in January of 1999, is the Company's internet banking product, which allows consumers to transfer funds, complete balance and transaction history inquiries and pay bills. Demand for the product continues to exceed our expectations. As of December 31, 2000, in excess of 10% of the Company's checking account customers were using Online Link. The Company also recently began accepting applications for new deposit accounts through its web site. The Company will continue to focus on opportunities to utilize electronic banking technology to reduce the cost of transactions, to improve convenience for its customers and to remain competitive in the market.

         In an effort to enhance shareholder value, the Company continues with its current capital management strategy which includes a share repurchase program and the payment of cash dividends. In December 2000, the Company completed a 10% buyback, its fourth share repurchase plan, and announced a plan to repurchase up to an additional 10% of its outstanding stock. The Company also announced an 8% increase in its dividend to $.0675 per share, payable on February 26, 2001 to stockholders of record as of February 6, 2001.

Analysis of Net Interest Income

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

         Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 2000, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.


                                                                          For the Year Ended December 31,
                                              ---------------------------------------------------------------------------------
                                                         2000                        1999                        1998
                                              --------------------------- -------------------------- --------------------------
                                                                   Average                    Average                   Average
                                                 Average           Yield/  Average            Yield/  Average            Yield/
                                                 Balance  Interest  Rate   Balance   Interest  Rate   Balance   Interest  Rate
                                               ---------- -------- ------- --------- -------- ------- --------  -------- -------
                                                                          (Dollars in Thousands)
Interest-earning assets: (1)
  Investments:
    Mortgage-backed securities                   $136,841  $ 9,622    7.03% $ 97,270 $ 6,511    6.69%  $ 43,762  $ 2,887    6.60%
    Equity securities                              35,750    2,485    6.95%   28,921   1,367    4.73%    19,405      721    3.72%
  FHLB stock                                       10,701      682    6.37%    6,041     342    5.66%     2,978      177    5.94%
  Loans: (2)
    Residential real estate loans                 227,618   16,877    7.41%  186,791  13,559    7.26%   166,037   12,820    7.72%
    Commercial real estate loans                   28,710    2,537    8.84%   23,331   2,112    9.05%    21,201    1,984    9.36%
    Consumer loans                                 92,333    7,305    7.91%   77,186   5,767    7.47%    78,040    5,847    7.49%
    Commercial loans                                6,247      434    6.95%    6,333     474    7.48%     5,915      452    7.64%
                                                 --------  -------          -------- -------           -------- --------
      Loans, net                                  354,908   27,153    7.65%  293,641  21,912    7.46%   271,193   21,103    7.78%
  Other                                             8,556      464    5.42%    8,820     416    4.72%     3,818      166    4.35%
                                                 --------  -------          -------- -------           -------- --------
      Total interest-earning assets               546,756   40,406    7.39%  434,693  30,548    7.03%   341,156   25,054    7.34%
                                                           -------                   -------                    --------
Noninterest-earning assets                         33,431                     32,951                     20,843
                                                 --------                   --------                   --------
      Total assets                               $580,187                   $467,644                   $361,999
                                                 ========                   ========                   ========

Interest-bearing liabilities:
  Deposits:
    Money market accounts                        $ 28,067  $   866    3.09% $ 29,429 $   912    3.10%  $ 24,465 $    707    2.89%
    Savings accounts (3)                           67,674    1,303    1.93%   77,119   1,356    1.76%    66,805    1,598    2.39%
    NOW accounts                                   41,305      477    1.15%   33,358     276    0.83%    28,116      292    1.04%
    Certificates of deposit                       142,802    7,733    5.42%  135,191   6,615    4.89%   140,371    7,800    5.56%
                                                 --------  -------          -------- -------           -------- --------
      Total interest-bearing deposits             279,848   10,379    3.71%  275,097   9,159    3.33%   259,757   10,397    4.00%
    Borrowings                                    208,581   13,430    6.44%  102,609   5,466    5.33%    55,617    3,080    5.54%
                                                 --------  -------          -------- -------           -------- --------
      Total interest-bearing liabilities          488,429   23,809    4.87%  377,706  14,625    3.87%   315,374   13,477    4.27%
                                                           -------  ------           -------  ------            --------  ------
    Demand deposits                                13,404                     11,361                     10,184
    Other noninterest-bearing liabilities           3,913                      2,748                      1,463
                                                 --------                    -------                   --------
      Total liabilities                           505,746                    391,815                    327,021
    Total stockholders' equity                     74,441                     75,829                     34,978
                                                 --------                    -------                   --------
      Total liabilities and stockholders' equity $580,187                   $467,644                   $361,999
                                                 ========                    =======                   ========
    Net interest-earning assets                  $ 58,327                   $ 61,015                   $ 25,782
                                                 ========                    =======                   ========
    Net interest income/interest
      rate spread (4)                                      $ 16,597   2.52%          $15,923    3.16%           $ 11,577    3.07%
                                                           ======== ======           =======  ======            ========  ======
    Net interest margin as a percentage
      of interest-earning assets (5)                                  3.04%                     3.66%                       3.39%
                                                                    ======                    ======                      ======
    Ratio of interest-earning assets
      to interest-bearing liabilities                               111.94%                    115.09%                    108.18%
                                                                    ======                     ======                     ======

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




                                                           Year Ended                              Year Ended
                                                        December 31, 2000                       December 31, 1999
                                                            Compared to                            Compared to
                                                        December 31, 1999                       December 31, 1998
                                                 --------------------------------       ----------------------------
                                                      Increase (Decrease)                       Increase (Decrease)
                                                             Due to                                  Due to
                                                 --------------------------------       ----------------------------
                                                   Volume       Rate        Net          Volume      Rate       Net
                                                 ---------    ---------   -------       --------   --------  -------
                                                                          (Dollars in Thousands)
Interest-earning assets:
     Mortgage-backed securities                  $  2,767     $    344    $ 3,111       $ 3,581    $    43   $  3,624
     Equity securities                                374          744      1,118           416        230        646
     FHLB stock                                       292           48        340           173         (8)       165
     Loans:
         Residential real estate loans              3,022          297      3,319         1,419       (680)       739
         Commercial real estate loans                 474          (50)       424           190        (62)       128
         Consumer loans                             1,183          355      1,538           (64)       (16)       (80)
         Commercial loans                              (6)         (34)       (40)           31         (9)        22
                                                 --------     --------    -------       -------    -------   --------
               Total loans                          4,673          568      5,241         1,576       (767)       809
     Other                                            (12)          60         48           235         15        250
                                                 --------     --------    -------       -------    -------   --------
               Total interest-earning assets     $  8,094     $  1,764    $ 9,858       $ 5,981    $  (487)  $  5,494
                                                 --------     --------    -------       -------    -------   --------

Interest-bearing liabilities:
     Deposits:
         Money market accounts                   $    (42)    $     (4)   $   (46)      $   151    $    54   $    205
         Savings accounts (1)                        (238)         185        (53)          340       (582)      (242)
         NOW accounts                                  76          125        201           173       (189)       (16)
         Certificates of deposit                      384          734      1,118          (280)      (905)    (1,185)
                                                 --------     --------    -------       -------    -------   --------
               Total interest-bearing deposits        180        1,040      1,220           384     (1,622)    (1,238)
     Borrowings                                     6,625        1,339      7,964         2,498       (112)     2,386
                                                 --------     --------    -------       -------    -------   --------
               Total interest-bearing liabilities   6,805        2,379      9,184         2,882     (1,734)     1,148
                                                 --------     --------    -------       -------    -------   --------
Increase (decrease) in net interest income       $  1,289     $   (615)   $   674       $ 3,099    $ 1,247   $  4,346
                                                 ========     ========    =======       =======    =======   ========

(1)   Includes interest on mortgagors' escrow deposits.

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

         Total assets increased by $141.5 million, or 28.2%, to $642.5 million at December 31, 2000, from $500.9 million at December 31, 1999. The growth in assets was primarily attributable to increases in mortgage-backed securities available-for-sale and net loans, and to a lesser extent, growth in equity securities available-for-sale, interest-bearing balances, Federal Home Loan Bank stock, loans held for sale, premises and equipment and goodwill, partially offset by a reduction in the net deferred tax asset. Mortgage-backed securities available-for-sale increased by $23.6 million, or 19.6%, to $143.6 million at December 31, 2000 from $120.0 million at December 31, 1999 generally as a result of purchases totaling $30.5 million, offset by repayments of existing mortgage-backed pools. Net loans increased by $83.9 million, or 27.3%, to $391.3 million at December 31, 2000, from $307.4 million at December 31, 1999, primarily reflecting originations and purchases of one- to four-family mortgage loans, as well as originations of multi-family and commercial mortgage loans and home equity loans and lines of credit. The demand the Company's one- to four-family mortgage and home equity loan products was strong in 2000 as the economy and housing market remained healthy. Multi-family and commercial real estate loan originations increased mainly due to the hiring of a new lender at the end of 1999 and solid demand for the Company's products. In addition to these loan originations, the Company purchased $43.6 million of adjustable rate one- to four-family loans in 2000. These originations and purchases were partially offset by principal payments. Equity securities at December 31, 2000 totaled $33.2 million, an increase of $3.2 million, or 10.7%, compared to $30.0 million at December 31, 1999 due to the purchase of $6.1 million of trust preferred securities, offset by sales of common and preferred stock. Interest-bearing balances grew $9.3 million to $12.0 million at December 31, 2000 largely as a result of deposits of proceeds from sales of common and preferred stock and payments on mortgage-backed securities. Federal Home Loan Bank stock totaled $13.8 million at December 31, 2000, an increase of $6.2 million compared to December 31, 1999, reflecting additional investments in FHLB stock as a result of higher FHLB advances. Premises and equipment, net, increased $2.3 million to $11.1 million at December 31, 2000 reflecting the purchase of two branch locations for $2.6 million in November 2000. The goodwill balance of $698 thousand was attributable to the purchase of Agan Insurance Agency, Inc. in January 2000. Net deferred tax asset totaled $1.8 million at December 31, 2000 compared to $4.9 million at December 31, 1999 resulting from the tax adjustment associated with the change in unrealized gains (losses) on securities available for sale.

         Asset growth was funded primarily with FHLB advances and deposits. FHLB advances increased $88.9 million, or 58.4%, to $241.0 million at December 31, 2000 from $152.1 million at December 31, 1999. Total deposits at December 31, 2000 were $325.3 million, an increase of $62.1 million, or 23.6%, compared to $263.2 million at December 31, 1999. Core deposits, excluding certificates of deposit and brokered deposits, rose $12.1 million, or 8.4%, to $156.7 million at December 31, 2000 from $144.5 million at December 31, 1999. The growth in core deposits was attributable to strong demand for the Company's products, particularly checking accounts, due in part to promotional efforts as well as continued migration resulting from the recent merger activity in the Company's primary market area. Brokered deposits totaled $49.9 million as of December 31, 2000. The Company from time to time utilizes brokered deposits as an alternative funding source and to reduce dependence on FHLB advances when the interest rate on the brokered deposits is competitive when compared to other funding vehicles. These brokered deposits have maturities of between five and ten years and are callable, at the option of the Company, beginning after one year. Stock repurchases totaling $18.4 million, offset by net income of $4.1 million and an increase of $4.2 in net unrealized gain on securities available for sale, contributed to a net decrease in stockholders' equity of $10.1 million to $70.8 million at December 31, 2000 from $80.9 million at December 31, 1999.

Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

         General. For the year ended December 31, 2000, the Company earned $4.1 million, or $0.90 per diluted share, compared to $1.4 million in 1999. During the fourth quarter of 2000, the Company recorded a gain of $270,000 from the curtailment of its defined benefit pension plan. The Company terminated its defined benefit pension plan effective December 31, 2000 after completing a comprehensive review of its employee benefit programs. The final plan settlement is subject to IRS approval, which is expected in 2001. Excluding the pension curtailment gain of $270,000 and the related tax expense of $92,000, operating earnings totaled $3.9 million, or $0.86 per diluted share, during the year ended December 31, 2000. Excluding a $4.4 million contribution to establish the Woronoco Savings Charitable Foundation and the related tax benefit of $1.5 million, operating earnings were $4.3 million for the year ended December 31, 1999. The reduction in operating earnings was primarily due to growth in other expenses, exclusive of the $270,000 pension curtailment gain in 2000 and the $4.4 million contribution in 1999, the cost of funding share repurchases and an increase in loan loss provisions, offset by increases in net interest income and other income. Net interest and dividend income increased $674,000, or 4.2%, to $16.6 million for the year ended December 31, 2000 resulting from compression in the net interest margin, partially offset by growth in interest-earning assets. Net interest margin declined 62 basis points to 3.04% for the year ended December 31, 2000 primarily as a result of higher rates on FHLB advances and an increase in average FHLB advances to support asset growth and share repurchases.

         Interest and Dividend Income. Interest and dividend income increased $9.9 million, or 32.3%, to $40.4 million for the year ended December 31, 2000 largely reflecting growth in average interest-earning assets and, to a lesser extent, a higher yield on interest-earning assets. Average interest-earning assets totaled $546.8 million for the year ended December 31, 2000 compared to $434.7 million for the same period last year, representing an increase of $112.1 million, or 25.8%. Average investments increased $46.4 million, or 36.8%, mainly due to the use of additional borrowings to fund the purchases of mortgage-backed and trust preferred equity securities. Average loans increased $61.3 million, or 20.9%, primarily reflecting originations of residential real estate, commercial real estate and home equity loans and purchases of adjustable rate residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio. The yield on interest-earning assets rose 36 basis points to 7.39% for the year ended December 31, 2000 principally due to the purchase of higher-yielding trust preferred securities, and to a lesser extent, the impact of rising interest rates. The higher interest rate environment led to improved yields on new assets as well as the repricing of existing residential real estate and consumer loans.

         Interest Expense. Total interest expense increased $9.2 million, or 62.8%, to $23.8 million for the year ended December 31, 2000 resulting primarily from an increase in average borrowings, higher rates paid on borrowings as a result of the rising interest rate environment and the issuance of brokered certificates of deposit in 2000. Average borrowings increased $106.0 million resulting from an increase in borrowings to fund asset growth and share repurchases. The reduction in average savings deposits is mainly due to temporary savings balances associated with the Company's initial public offering in 1999. The growth in average NOW accounts reflects strong demand for the Company's checking products and the introduction of a new product in 2000, the Premium Investment Account.

         Provision for Loan Losses. The Company's provision for loan losses increased by $120,000, or 66.7%, to $300,000 for the year ended December 31, 2000 from $180,000 for the same period in 1999. Management determined that an increase in the provision was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses and due to loan purchases in 2000. At December 31, 2000, the Company's allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 992%, compared to 1,319% at December 31, 1999, primarily due to an increase in nonaccruing loans offset by an increase in the allowance for loan losses. At December 31, 2000, the Company's allowance for loan losses as a percentage of total loans, net, was 0.66% compared to 0.75% at December 31, 1999. The allowance for loan losses is maintained through provisions for loan losses. Management of the Company assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover loan losses inherent in the portfolio or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

         Other Income. Total other income increased $417,000, or 10.8%, to $4.3 million for the year ended December 31, 2000 as a result of growth in fee income and insurance commissions, partially offset by lower gains on sales of securities and other income. Fee income increased $368,000, or 19.5%, for the year ended December 31, 2000 mainly reflecting solid growth in checking accounts, and to a lesser extent, the introduction of an ATM transaction surcharge on customers of certain other financial institutions and an increase in the number of customers using the Company's online banking product. The increase in insurance commissions was attributable to the purchase of Agan Insurance Agency in January 2000.

         Other Expenses. Excluding the gain of $270,000 from the curtailment of the Company's defined benefit pension plan in 2000 and the $4.4 million contribution to establish the Woronoco Savings Charitable Foundation in 1999, other expenses for the year ended December 31, 2000 increased $1.7 million, or 13.3%, to $14.6 million. Salaries and benefits, excluding the pension curtailment gain of $270,000, grew $1.3 million, or 19.8%, to $7.8 million for the year ended December 31, 2000 as a result of higher expenses related to the Company's employee stock ownership and stock-based incentive plans, additional staff required to support the growth of the Company and costs associated with the operation of the Agan Insurance Agency. Occupancy and equipment expenses and professional services costs rose $123,000, or 7.0%, and $107,000, or 13.5%, respectively, largely due to expenses associated with Agan Insurance Agency. Other general and administrative expenses rose $276,000, or 13.2%, principally due to increased investor-related expenses, expenses associated with the Company's larger deposit base, increased expenditures attributable to significant growth in customers using Woronoco Online Link, the Company's online banking product, costs attributed to the purchase and initial operations of Agan Insurance Agency, including goodwill amortization and telemarketing costs related to home equity loan products.

         Income Taxes. Total income tax expense was $2.1 million for the year ended December 31, 2000 compared to $822,000 in 1999. Excluding the $92,000 tax effect related to the curtailment of the Company's pension in 2000 and the $1.5 million tax effect associated with the 1999 contribution to establish Woronoco Savings Charitable Foundation, income tax expense for the year ended December 31, 2000 decreased $319,000, or 13.7%, primarily due to lower income before taxes, exclusive of the $270,000 pension curtailment gain in 2000 and the $4.4 million contribution in 1999, and a lower effective tax rate.

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

         General. Net income decreased $1.7 million, or 54.8%, to $1.4 million for the year ended December 31, 1999 from $3.1 million for the year ended December 31, 1998. Excluding the Company's $4.4 million contribution to establish the Woronoco Savings Charitable Foundation and the related tax effect of $1.5 million, operating earnings for 1999 totaled $4.3 million, an increase of $1.2 million, or 39.5%, from 1998. This growth was primarily due to increases in net interest income and other income. Net interest income increased $4.3 million resulting from a $93.5 million increase in the average balance of net interest-earning assets, expansion in the average interest rate spread to 3.16% from 3.07% and the net proceeds of $53.5 million realized from the Conversion. These increases were partially offset by a $2.8 million increase in other expenses (excluding the contribution of $4.4 million), and a $640,000 increase in income taxes (excluding the $1.5 million tax effect of the charitable contribution).

         Interest and Dividend Income. Interest income amounted to $30.5 million for the year ended December 31, 1999, representing an increase of $5.5 million, or 21.9%, from 1998. The increase was the result of a $93.5 million increase in average interest-earning assets offset by a 31 basis point decrease in the yield on interest-earning assets. Interest and dividend income on the securities portfolio increased $4.4 million to $8.2 million for the year ended December 31, 1999 reflecting increases of $53.5 million in average mortgage-backed securities and $9.5 million in average equity securities. Interest income on loans increased by $809,000 to $21.9 million for the year ended December 31, 1999 from $21.1 million for the same period in 1998, due to a $22.4 million increase in average loan balances, primarily in the residential real estate portfolio, offset by a 32 basis point decrease in the average yield to 7.46%. The decrease in the yield on average loans primarily reflects lower average interest rates during 1999, which resulted in lower rates on all new loans originated or refinanced.

         Interest Expense. Total interest expense for the year ended December 31, 1999 was $14.6 million, compared to $13.5 million for the year ended December 31, 1998, an increase of $1.1 million, or 8.5%. This increase reflects growth of $62.3 million in the average balance of interest-bearing liabilities, offset by a 40 basis point decrease in the average rate paid on such liabilities. The reduction in the average rate paid on interest-bearing liabilities primarily reflects a lower interest rate environment and a shift in the composition of deposits. Average interest-bearing deposits increased $15.3 million, primarily attributable to growth in average core deposit balances to $139.9 million for the year ended December 31, 1999 from $119.4 million for the year ended December 31, 1998. To some extent, the increase in core deposits can be attributed to the shifting investment of maturing certificates into core deposits in part due to depositors' general unwillingness to commit funds to longer time periods given the current low interest rate environment. Interest expense on borrowed funds increased $2.4 million, or 77.5%, in the year ended December 31, 1999 to $5.5 million from $3.1 million for the same period in 1998 due to a $47.0 million increase in the average balance of such funds to $102.6 million, which was partially offset by a 21 basis point reduction in the average rate paid on borrowed funds to 5.33% for the year ended December 31, 1999. The increase in borrowed funds in 1999 reflects management's decision to increase its utilization of borrowings to fund asset growth.

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

         The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, purchases of adjustable rate one-to four-family residential mortgage loans and investments in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the years ended December 31, 2000, 1999 and 1998, the Company's loan originations totaled $104.6 million, $86.1 million and $103.2 million, respectively. The Company purchased adjustable rate one-to four-family residential mortgage loans totaling $43.6 million and $1.1 million for the years ended December 31, 2000 and 1999, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company's investments in mortgage-backed and equity securities totaled $176.7 million, $150.0 million and $111.4 million, respectively. The Company experienced a net increase in total deposits of $62.1 million for the year ended December 31, 2000, compared to a decrease of $11.8 million and an increase of $12.4 million in total deposits for the years ended December 31, 1999 and 1998, respectively. The growth in deposits for the year ended December 31, 2000 includes the Company's issuance of $49.9 million of brokered deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 2000, the Company had $241.0 million of outstanding FHLB borrowings.

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

         Outstanding commitments for all loans totaled $7.3 million at December 31, 2000. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 2000 totaled $103.3 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

         At December 31, 2000, the Company exceeded all of its regulatory capital requirements with a Tier 1 capital level of $68.5 million, or 10.81% of adjusted average assets, which is above the required level of $25.4 million, or 4.00%, and risk-based capital of $71.1 million, or 17.74% of adjusted assets, which is above the required level of $32.1 million, or 8.00%.

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

Impact of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as a hedging instrument. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The Corporation adopted this

Statement on January 1, 2001. The cumulative effect of adoption was not material to the Company's consolidated financial statements.

         During September of 2000, SFAS No. 140 was issued replacing FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitization of financial assets. This Statement is effective for transfers and servicing of financial assets and estinguishments of liabilities occurring after March 31, 2001. Management does not anticipate the adoption of this Statement will have a material effect on the Company's consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

Management of Interest Rate Risk and Market Risk Analysis

         The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of appropriate risk given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company maintains an ALCO responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a quarterly basis and reports trends and interest rate risk position to the Board of Directors on a quarterly basis.

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

         In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination of shorter-term adjustable-rate loans, such as home equity loans and lines of credit as well as emphasizing the origination of multi-family and commercial real estate loans;
(2) emphasizing the origination of retail checking accounts and offering deposit products with a variety of interest rates; (3) preparing and monitoring static gap and asset/liability funding matrix reports; and (4) selectively utilizing off-balance sheet hedging transactions, such as interest rate swaps, caps and floors. The Company periodically is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include interest rate swap, cap and floor agreements. Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal, or notional, amounts. These transactions are accounted for using the accrual method. Net interest income resulting from the differential between exchanging floating and fixed-rate payments is recorded on a current basis. Interest rate cap and floor agreements generally involve the payment of a premium in return for cash receipts if interest rates rise above or fall below a specified interest rate level. Payments are based on a notional principal amount. Swaps are generally negotiated for periods of one to ten years. Caps and floors generally are not readily available for time periods longer than five years. The Company's stated objective regarding the utilization of interest rate swaps, caps and floors is to reduce risk associated with adverse rate volatility while enabling the Company to benefit from favorable interest rate movements. The Company's policies provide that a rate swap is in essence a "cross hedge" and may only be undertaken if the potential correlation of the swap is reasonable. The Company's policies also provide that the costs of caps and floors must be analyzed as they pertain to the spread, asset yield or liability cost being protected. Such costs must be viewed in light of the Company's overall profitability. The Company's policies further provide that swap arrangements and the purchase of caps and floors shall only be negotiated with firms which meet the

Company's investment criteria. All counter-parties to swap, cap and floor arrangements must be pre-approved by the Company's Board of Directors.

         During the year ended December 31, 2000, the Corporation entered into interest rate swap agreements with a notional amount of $60,000,000 for the purpose of modifying the interest rate exposure inherent in its certificates of deposits and brokered deposits. The Corporation is receiving a weighted-average fixed rate of 7.38%. The Corporation is paying a floating rate of interest based on the 1 month or 3 month LIBOR, plus a margin depending on the terms of the contract. Interest expense was reduced by $181,000 in 2000. The terms remaining on the Corporation's swaps range from 4 to 120 months, with a weighted-average remaining life of 74 months. All swaps are callable by the counter party to the agreements in 2001 and monthly or semi-annually thereafter.

         Information pertaining to the rate cap agreements entered into by the Corporation is as follows:


                                                Years Ended December 31,
                             --------------------------------------------------
                                 2000             1999             1998
                             ---------------    -------------    --------------

Notional amount                $ 160,000,000     $ 10,000,000     $ 10,000,000
Premium paid                         560,000           80,000           80,000
Weighted average rate                   7.02%            6.00%            6.00%
Cash received                         46,000                -                -
Amortization of premium               99,000           27,000           16,000


         Cash payments received are recorded as a credit to interest on advances.

         The notional principal amount of the Corporation's outstanding interest rate floor agreement was $10,000,000 at December 31, 2000, 1999 and 1998. Amortization of premiums for the years ended December 31, 2000, 1999 and 1998 totaled $27,000, $27,000 and $27,000, respectively, and is recorded as interest expense on advances. If LIBOR falls below 5.75%, the Corporation receives cash payments on a quarterly basis. Cash payments received during the years ended December 31, 2000, 1999 and 1998 totaled $0, $53,000 and $7,000, respectively, and are recorded as a credit to interest on advances.

         Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2000, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 9.96%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments for selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. The mortgage-backed securities portfolio was assumed to prepay at a rate of 32.06% annually. The stratification of savings deposits (including NOW, savings and money market accounts) is based on management's philosophy of repricing core deposits in response to changes in the general interest rate environment. Prepayment rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan prepayment activity.

                                                                         At December 31, 2000
                                         -------------------------------------------------------------------------------------
                                                                        More than                    More than
                                            1 Year                      1 Year to                    2 Years to
                                            or Less                      2 Years                      3 Years
                                         --------------------------   --------------------------   ---------------------------
                                                          Average                      Average                       Average
                                            Balance         Rate         Balance         Rate         Balance         Rate
                                         -------------    ---------   --------------   ---------   ---------------  ----------
                                                                           (Dollars in Thousands)
Interest-earning assets:

    Mortgage-backed securities                $ 29,659       7.24%         $ 19,583       6.99%          $ 16,233       6.96%
    Equity securities                                -          -                 -          -                  -          -
    FHLB stock                                  13,750       8.00%                -          -                  -          -
    Loans, net                                 142,226       8.16%           47,662       7.36%            42,575       7.50%
    Loans held for sale                         14,313       8.13%                -          -                  -          -
    Other                                       11,954       4.84%                -          -                  -          -
                                         -------------                -------------                --------------
       Total interest-earning assets          $211,902                     $ 67,245                      $ 58,808
                                         =============                =============                ==============

Interest-bearing liabilities:

    Savings accounts                          $  6,174       1.98%         $      -          -           $      -          -
    Money market accounts                       27,034       3.06%                -          -                  -          -
    NOW accounts                                     -          -                 -          -                  -          -
    Certificates of deposit                    106,638       5.45%            9,773       5.04%             2,321       5.13%
    Borrowings                                 136,031       6.53%                -          -             25,000       6.10%
                                         -------------                -------------                --------------
       Total interest-bearing liabilities     $275,877                     $  9,773                      $ 27,321
                                         =============                =============                ==============

                                         -------------                -------------                --------------
    Interest-rate sensitivity gap (2)         $(63,975)                    $ 57,472                      $ 31,487
                                         =============                =============                ==============

    Cumulative interest-rate
                                         -------------                -------------                --------------
       sensitivity gap                        $(63,975)                    $ (6,503)                     $ 24,984
                                         =============                =============                ==============

    Cumulative interest sensitivity gap
       as a percentage of total assets           (9.96%)                      (1.01%)                        3.89%

    Cumulative interest sensitivity gap
       as a percentage of total interest
       earning assets                           (10.52%)                      (1.07%)                        4.11%

    Cumulative interest-earning assets
       as a percentage of cumulative
       interest-bearing liabilities              76.81%                       97.72%                       107.98%

                                                                                At December 31, 2000
                                         ---------------------------------------------------------------------------------------
                                              More than                    More than
                                             3 Years to                   4 Years to                    More than
                                               4 Years                      5 Years                      5 Years
                                            --------------------------   --------------------------   --------------------------
                                                             Average                      Average                      Average
                                               Balance         Rate         Balance         Rate         Balance         Rate
                                            -------------    ---------   -------------    ---------   -------------    ---------
                                                                           (Dollars in Thousands)
Interest-earning assets:

    Mortgage-backed securities                   $ 12,551       6.98%         $ 10,442       6.94%         $ 53,359       6.79%
    Equity securities                                   -          -                 -          -            34,352       6.95%
    FHLB stock                                          -          -                 -          -                 -          -
    Loans, net                                     48,137       7.52%           41,294       7.58%           69,392       7.55%
    Loans held for sale                                 -          -                 -          -                 -          -
    Other                                               -          -                 -          -                 -          -
                                            -------------                -------------                -------------
       Total interest-earning assets             $ 60,688                     $ 51,736                     $157,103
                                            =============                =============                =============

Interest-bearing liabilities:

    Savings accounts                             $      -          -          $      -          -          $ 59,076       1.98%
    Money market accounts                               -          -                 -          -                 -          -
    NOW accounts                                        -          -                 -          -            48,217       1.54%
    Certificates of deposit                             -          -             9,925       7.25%           39,932       7.56%
    Borrowings                                          -          -            60,000       6.19%           20,000       4.79%
                                            -------------                -------------                -------------
       Total interest-bearing liabilities        $      -                     $ 69,925                     $167,225
                                            =============                =============                =============

                                            -------------                -------------                -------------
    Interest-rate sensitivity gap (2)            $ 60,688                     $(18,189)                    $(10,122)
                                            =============                =============                =============

    Cumulative interest-rate
                                            -------------                -------------                -------------
       sensitivity gap                           $ 85,672                     $ 67,483                     $ 57,361
                                            =============                =============                =============

    Cumulative interest sensitivity gap
       as a percentage of total assets              13.33%                       10.50%                        8.93%

    Cumulative interest sensitivity gap
       as a percentage of total interest
       earning assets                               14.09%                       11.10%                        9.43%

    Cumulative interest-earning assets
       as a percentage of cumulative
       interest-bearing liabilities                127.37%                      117.62%                      110.43%

                                              At December 31, 2000
                                         ----------------------------------

                                               Total             Fair
                                               Amount           Value
                                           --------------   --------------
Interest-earning assets:

    Mortgage-backed securities                  $ 141,827        $ 143,563
    Equity securities                              34,352           33,170
    FHLB stock                                     13,750           13,750
    Loans, net                                    391,286          390,042
    Loans held for sale                            14,313           14,320
    Other                                          11,954           11,954
                                           --------------   --------------
       Total interest-earning assets            $ 607,482        $ 606,799
                                           ==============   ==============

Interest-bearing liabilities:

    Savings accounts                            $  65,250        $  65,250
    Money market accounts                          27,034           27,034
    NOW accounts                                   48,217           48,217
    Certificates of deposit                       168,589          168,936
    Borrowings                                    241,031          240,993
                                           --------------   --------------
       Total interest-bearing liabilities       $ 550,121        $ 550,430
                                           ==============   ==============

                                           --------------
    Interest-rate sensitivity gap (2)           $  57,361
                                           ==============


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

         Item 8.  Financial Statements and Supplementary Data.
         ----------------------------------------------------

                               TABLE OF CONTENTS

                                                                         Page
Independent Auditors' Report                                             F-1

Consolidated Balance Sheets as of December 31,
     2000 and 1999                                                       F-2

Consolidated Statements of Income for the Years
     Ended December 31, 2000, 1999 and 1998                              F-3

Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 2000, 1999 and 1998                F-4

Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2000, 1999 and 1998                        F-5

Notes to Consolidated Financial Statements                            F-6 - F-47

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Woronoco Bancorp, Inc.
Westfield, Massachusetts

We have audited the consolidated balance sheets of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

WOLF & COMPANY, P.C.

Boston, Massachusetts
January 19, 2001

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                          ----------------------------------
ASSETS                                                                       2000                    1999
                                                                          ---------                ---------
                                                                    (Dollars in thousands, except per share data)
Cash and due from banks                                                   $  13,414                $  13,569
Interest-bearing balances                                                    11,954                    2,616
                                                                          ---------                ---------
         Total cash and cash equivalents                                     25,368                   16,185

Securities available for sale, at fair value                                176,733                  149,957
Federal Home Loan Bank stock, at cost                                        13,750                    7,542
Loans held for sale                                                          14,313                        -
Loans, net of allowance for loan losses ($2,590 at
   December 31, 2000 and $2,309 at December 31, 1999)                       391,286                  307,407
Other real estate owned, net                                                     61                      883
Premises and equipment, net                                                  11,131                    8,859
Accrued interest receivable                                                   3,374                    2,263
Goodwill, net                                                                   698                        -
Net deferred tax asset                                                        1,791                    4,922
Cash surrender value of life insurance                                        2,238                    2,075
Other assets                                                                  1,717                      855
                                                                          ---------                ---------
         Total assets                                                     $ 642,460                $ 500,948
                                                                          =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $ 325,255                $ 263,196
Mortgagors' escrow accounts                                                     871                      883
Short-term borrowings                                                       136,031                  152,317
Long-term debt                                                              105,000                     --
Accrued expenses and other liabilities                                        4,544                    3,657
                                                                          ---------                ---------
         Total liabilities                                                  571,701                  420,053
                                                                          ---------                ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                               -                        -
    Common stock ($.01 par value; 16,000,000 shares
      authorized; shares issued: 5,998,860 at December 31, 2000
      and December 31, 1999; shares outstanding: 4,154,464 at
      December 31, 2000 and 5,822,360 at December 31, 1999)                      60                       60
    Additional paid-in capital                                               57,954                   57,874
    Unearned compensation                                                    (5,742)                  (6,604)
    Retained earnings                                                        38,311                   35,230
    Accumulated other comprehensive income (loss)                               365                   (3,875)
    Treasury stock, at cost (1,844,396 shares at December 31, 2000
      and 176,500 shares at December 31, 1999)                              (20,189)                  (1,790)
                                                                          ---------                ---------
         Total stockholders' equity                                          70,759                   80,895
                                                                          ---------                ---------
         Total liabilities and stockholders' equity                       $ 642,460                $ 500,948
                                                                          =========                =========

The accompanying notes are an integral part of these consolidated financial statements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Years Ended December 31,
                                                                ---------------------------------------------------
                                                                    2000               1999              1998
                                                                --------------    ---------------    --------------
                                                                      (In thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                        $27,153            $21,912           $21,103
    Interest and dividends on securities:
        Interest                                                        9,622              6,511             2,887
        Dividends                                                       3,167              1,709               898
    Interest on federal funds sold                                        118                330                63
    Other interest income                                                 346                 86               103
                                                                      -------            -------           -------
               Total interest and dividend income                      40,406             30,548            25,054
                                                                      -------            -------           -------

Interest expense:
    Interest on deposits                                               10,379              9,159            10,397
    Interest on short-term borrowings                                  12,271              5,466             3,080
    Interest on long-term debt                                          1,159                 --                --
                                                                      -------            -------           -------
               Total interest expense                                  23,809             14,625            13,477
                                                                      -------            -------           -------

Net interest and dividend income                                       16,597             15,923            11,577
Provision for loan losses                                                 300                180               240
                                                                      -------            -------           -------

Net interest income, after provision for loan losses                   16,297             15,743            11,337
                                                                      -------            -------           -------

Other income:
    Fee income                                                          2,254              1,886             1,669
    Insurance commissions                                                 471                 --                --
    Gain on sales and disposition of securities, net                    1,377              1,737             1,420
    Gain on sales of loans, net                                            --                 --               290
    Other income                                                          166                228               174
                                                                      -------            -------           -------
               Total other income                                       4,268              3,851             3,553
                                                                      -------            -------           -------

Other expenses:
    Salaries and employee benefits                                      7,488              6,478             4,993
    Occupancy and equipment                                             1,889              1,766             1,465
    Other real estate owned                                                54                123                96
    Marketing                                                             781                849               625
    Professional services                                                 897                790               494
    Data processing                                                       816                772               658
    Contributions                                                          15              4,448               116
    Other general and administrative                                    2,435              2,141             1,640
                                                                      -------            -------           -------
               Total other expenses                                    14,375             17,367            10,087
                                                                      -------            -------           -------

Income before income taxes                                              6,190              2,227             4,803

Provision for income taxes                                              2,106                822             1,693
                                                                      -------            -------           -------

               Net income                                             $ 4,084            $ 1,405           $ 3,110
                                                                      =======            =======           =======

Earnings per share:
  Basic                                                               $  0.91                 NA                NA
  Diluted                                                             $  0.90                 NA                NA

The accompanying notes are an integral part of these consolidated financial statements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2000, 1999 and 1998

                                                                         Additional
                                                          Common          Paid-in         Unearned         Retained
                                                           Stock          Capital         Compensation     Earnings
                                                        ------------    -------------    --------------   ------------
                                                                (Dollars in thousands, except per share data)
Balance at December 31, 1997                               $       -       $        -          $      -       $ 30,950

Comprehensive income:
Net income                                                         -                -                -           3,110
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                                      -                -                -               -

           Total comprehensive income
                                                        ------------    -------------    --------------   ------------

Balance at December 31, 1998                                       -                -                 -         34,060

Comprehensive income (loss):
Net income                                                         -                -                 -          1,405
Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment and tax effects                                      -                -                 -              -

           Total comprehensive loss


Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                                             60           57,866            (4,609)             -

Purchase of common stock in connection with
   employee and non-employee directors benefit
   programs                                                        -                -            (2,472)             -

Decrease in unearned compensation                                  -                8               477              -

Cash dividends declared ($0.0425 per share)                        -                -                 -           (235)

Treasury stock purchased (176,500 shares)                          -                -                 -
                                                        ------------    -------------    --------------   ------------

Balance at December 31, 1999                                      60           57,874            (6,604)        35,230

Comprehensive income:
Net income                                                         -                -                 -          4,084
Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment and tax effects                                      -                -                 -              -

           Total comprehensive income


Decrease in unearned compensation                                  -               50               862              -

Adjustment for tax benefit related to vesting
    of stock awards                                                -               30                 -              -

Cash dividends declared ($0.225 per share)                         -                -                 -         (1,003)

Treasury stock purchased (1,667,896 shares)                        -                -                 -
                                                        ------------    -------------    --------------   ------------

Balance at December 31, 2000                               $      60       $   57,954          $ (5,742)      $ 38,311
                                                        ============    =============    ==============   ============

                                                          Accumulated
                                                             Other
                                                         Comprehensive     Treasury
                                                         Income (Loss)      Stock           Total
                                                        ---------------   ----------     -------------
                                                         (Dollars in thousands, except per share data)
Balance at December 31, 1997                                  $   2,382     $      -          $ 33,332
                                                                                         -------------

Comprehensive income:
Net income                                                            -            -             3,110
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                                      (669)           -              (669)
                                                                                         -------------
           Total comprehensive income                                                            2,441
                                                        ---------------   ----------     -------------

Balance at December 31, 1998                                      1,713            -            35,773
                                                                                         -------------

Comprehensive income (loss):
Net income                                                            -            -             1,405
Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment and tax effects                                    (5,588)           -            (5,588)
                                                                                         -------------
           Total comprehensive loss                                                             (4,183)
                                                                                         -------------

Issuance of common stock in connection with
   Bank's conversion from mutual to stock-
   owned savings bank                                                 -            -            53,317

Purchase of common stock in connection with
   employee and non-employee directors benefit
   programs                                                           -            -            (2,472)

Decrease in unearned compensation                                     -            -               485

Cash dividends declared ($0.0425 per share)                           -            -              (235)

Treasury stock purchased (176,500 shares)                                     (1,790)           (1,790)
                                                        ---------------   ----------     -------------

Balance at December 31, 1999                                     (3,875)      (1,790)           80,895

Comprehensive income:
Net income                                                            -            -             4,084
Change in net unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment and tax effects                                     4,240            -             4,240
                                                                                         -------------
           Total comprehensive income                                                            8,324
                                                                                         -------------

Decrease in unearned compensation                                     -            -               912

Adjustment for tax benefit related to vesting
    of stock awards                                                   -            -                30

Cash dividends declared ($0.225 per share)                            -            -            (1,003)

Treasury stock purchased (1,667,896 shares)                                  (18,399)          (18,399)
                                                        ---------------   ----------     -------------

Balance at December 31, 2000                                  $     365     $(20,189)         $ 70,759
                                                        ===============   ==========     =============

The accompanying notes are an integral part of these consolidated financial statements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
                                                                               2000                1999               1998
                                                                         ---------------     ---------------     ---------------
                                                                                               (In thousands)
Cash flows from operating activities:
    Net income                                                                $   4,084          $   1,405          $   3,110
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                                 300                180                240
          Provision for losses on other real estate owned                             -                 65                 31
          Charitable contribution in the form of equity securities                    -              4,444                102
          Net (accretion) amortization of investments                               (73)                44                (15)
          Depreciation and amortization                                             885                780                651
          Amortization of goodwill                                                   77                  -                  -
          Employee stock ownership plan expense                                     435                403                  -
          Stock-based incentive plan expense                                        477                 82                  -
          Deferred tax provision (benefit)                                          666             (1,584)              (117)
          Gain on sales and disposition of securities, net                       (1,377)            (1,737)            (1,420)
          Gain on sales of loans, net                                                 -                  -               (290)
          (Gain) loss on sale of other real estate owned                              -                (11)                25
          Changes in operating assets and liabilities:
              Loans held for sale                                               (14,313)                 -                  -
              Accrued interest receivable                                        (1,111)              (515)              (269)
              Accrued expenses and other liabilities                                570               (447)             1,031
              Other, net                                                         (1,000)               451               (733)
                                                                              ---------          ---------          ---------
                          Net cash provided (used) by operating activities      (10,380)             3,560              2,346
                                                                              ---------          ---------          ---------
Cash flows from investing activities:
    Proceeds from sales of securities available for sale                         12,552             16,531              8,889
    Purchases of securities available for sale                                  (44,044)           (76,238)           (56,945)
    Proceeds from maturities of securities available for sale                         -                449                692
    Principal payments on mortgage-backed investments                            12,871             13,532             10,937
    Purchases of Federal Home Loan Bank stock                                    (6,208)            (1,894)            (3,215)
    Loan purchases                                                              (43,620)            (1,110)                 -
    Loans originations and principal collections, net                           (40,620)           (23,279)           (41,432)
    Additions to premises and equipment                                          (3,157)            (1,349)            (3,022)
    Proceeds from sales of foreclosed real estate                                   883                149                178
    Payment to purchase Agan Insurance Agency, Inc.                                (800)                 -                  -
    Loan to fund employee stock ownership plan                                        -             (4,609)                 -
                                                                              ---------          ---------          ---------
                         Net cash used in investing activities                 (112,143)           (77,818)           (83,918)
                                                                              ---------          ---------          ---------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                          62,059            (11,845)            12,362
    Net increase (decrease) in short-term borrowings                            (16,286)            41,054             69,537
    Proceeds from issuance of long-term debt                                    105,000                  -                  -
    Net increase (decrease) in mortgagors' escrow accounts                          (12)               238                 (2)
    Net proceeds from initial public offering                                         -             53,482                  -
    Cash dividends paid                                                          (1,003)              (235)                 -
    Treasury stock purchased                                                    (18,052)            (1,790)                 -
    Purchase of common stock in connection with employee
        and non-employee directors benefit programs                                   -             (2,472)                 -
                                                                              ---------          ---------          ---------
                          Net cash provided by financing activities             131,706             78,432             81,897
                                                                              ---------          ---------          ---------

Net increase in cash and cash equivalents                                         9,183              4,174                325

Cash and cash equivalents at beginning of period                                 16,185             12,011             11,686
                                                                              ---------          ---------          ---------
Cash and cash equivalents at end of period                                    $  25,368          $  16,185          $  12,011
                                                                              =========          =========          =========
Supplemental cash flow information:
    Interest paid on deposits                                                 $  10,567          $   9,038          $  10,385
    Interest paid on borrowings                                                  12,949              5,114              3,268
    Income taxes paid                                                             1,513              2,107              1,687
    Transfer from loans to other real estate owned                                   61                845                 94
    Securitization of loans to mortgage-backed securities                             -                  -             19,068

The accompanying notes are an integral part of these consolidated financial statements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2000, 1999 and 1998

                            (Dollars in Thousands)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation and consolidation

        The consolidated financial statements include the accounts of Woronoco Bancorp, Inc. (the "Corporation") and its wholly-owned subsidiaries, Woronoco Savings Bank (the "Bank") and WRO Funding Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of estimates

        In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

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

        The Corporation provides a variety of financial services, including trust and financial management services, and various deposit and lending products to individuals and small businesses through its eleven offices in western Massachusetts. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential, commercial mortgage, consumer and home equity loans.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Business (continued)

        Through the Bank's subsidiary, Agan Insurance Agency, Inc., the Corporation also offers a full line of property and casualty insurance products and various life insurance and group life, group health and accident insurance products for individuals and commercial clients.

        Prior to the acquisition of Agan Insurance Agency, Inc, the Corporation's chief decision-makers monitored the revenue streams of the various products and services, while the Corporation's operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Corporation's operations were considered by management to be aggregated in one reportable operating segment. Subsequent to the acquisition of Agan Insurance Agency, Inc., the Corporation's operations continue to be aggregated in one reportable operating segment, except for Agan Insurance Agency, Inc. which is evaluated on a stand-alone basis. For the year ended December 31, 2000, Agan Insurance Agency, Inc. had total operating income of $471 and total operating expenses of $495, yielding a pretax loss of $24.

        Cash and cash equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing balances, all of which mature within ninety days.

        Securities

        Securities are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

        Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

        Loans held for sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Loans

        The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the Company's primary market area. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

        The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Personal loans are typically charged-off at an earlier date if collection of principal or interest is considered doubtful.

        All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

        A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Loans (concluded)

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

        Allowance for loan losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        The allowance consists of allocated, general and unallocated loss components. The allocated loss component related to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated losses and general losses in the portfolio.

        Servicing

        Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


        Servicing (concluded)

        flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

        Derivative financial instruments

        Derivative financial instruments designated as hedges - As part of the Corporation's asset/liability management, the Corporation uses interest rate contracts, which include swaps and option agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, option contracts must reduce an exposure's risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and transactions must be probable of occurring. The derivative instruments that meet the preceding qualifications are accounted for as follows:

        . Swaps and options are accounted for on the "accrual" method. Under that method, the interest component associated with the contract is recognized over the life of the contract in net interest income. Except for contracts designated as a hedge of an available-for-sale security, swaps, and options are not carried at fair value. For contracts that are designated as a hedge of an available-for-sale security, in addition to the accrual method of accounting, these contracts are carried at fair value with the resulting gain or loss recognized in other comprehensive income. Option premiums paid are amortized to net interest income over the life of the contract.

        . When a contract is terminated the resulting gain or loss is deferred and amortized into net interest income based upon the shorter of the contract's life or the underlying hedged item. If the underlying hedged item is disposed, the deferred gain or loss is immediately recognized as part of the gain or loss on the disposed item.

        Other derivative financial instruments - Those contracts that do not meet the hedging criteria above are classified as trading activities and are recorded at fair value with changes in fair value recorded in earnings.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


        Other real estate owned

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

        Premises and equipment

        Land is carried at cost. Buildings and improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter.

        Goodwill

        The Corporation acquired the net assets of Agan Insurance Agency, Inc. for $800 in January, 2000. The purchase transaction resulted in goodwill of $775, which is being amortized over ten years on a straight line basis.

        Transfers of financial assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

        Retirement plan

        The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

        Stock compensation plans

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See note 14).

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

        Marketing

        Advertising costs are expensed as incurred.

        Earnings per common share

        Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options, and are determined using the treasury stock method. Earnings per share data is not presented in these financial statements for the years ended December 31, 1999 and December 31, 1998 since shares of the Corporation's common stock were not issued until March 19, 1999.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Earnings per common share (concluded)

        Earnings per common share for the year ended December 31, 2000 have been computed based upon the following:


        Net income                                               $    4,084
        Less: Preferred stock dividends                                  --
                                                                 ----------

        Net income applicable to common stock                    $    4,084
                                                                 ==========

        Average number of common shares outstanding               4,483,396
        Effect of dilutive options                                   49,405
                                                                 ----------
        Average number of common shares outstanding
          used to calculate diluted earnings per common share     4,532,801
                                                                 ==========



        Comprehensive income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

        The components of and changes in accumulated other comprehensive income and related tax effects are as follows:

                                                           Years Ended December 31,
                                                       ---------------------------------
                                                         2000         1999        1998
                                                       -------      -------      -------
        Unrealized holding gains (losses) on
           available-for-sale securities               $ 8,082      $(7,134)     $   361
        Less:  Reclassification adjustment for gains
           realized in income                           (1,377)      (1,737)      (1,420)
                                                       -------      -------      -------
        Change in net unrealized gains (losses)          6,705       (8,871)      (1,059)

        Tax effect                                      (2,465)       3,283          390
                                                       -------      -------      -------

                                                       $ 4,240      $(5,588)     $  (669)
                                                       =======      =======      =======

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

        Subsequent accounting changes

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as a hedging instrument. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For capital derivatives not designated as a hedging instruments, changes in fair value will be recognized in net income in the period of change. The Corporation adopted this Statement on January 1, 2001. The cumulative effect of adoption was not material to the consolidated financial statements.

        In September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitization of financial assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not anticipate the adoption of this Statement will have a material effect on the Corporation's consolidated financial statements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

2.      SECURITIES AVAILABLE FOR SALE

        The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:


                                           December 31, 2000
                            -----------------------------------------------
                                          Gross        Gross
                            Amortized  Unrealized    Unrealized      Fair
                               Cost       Gains        Losses       Value
                            ---------  ----------    ----------   ---------

        Marketable equity
         securities         $  34,352   $   1,717    $  (2,899)   $  33,170
                            ---------   ---------    ---------    ---------

        Mortgage-backed:
         FHLMC                 30,600         479         --         31,079
         FNMA                  74,394       2,146          (87)      76,453
         GNMA                  36,833          53         (855)      36,031
                            ---------   ---------    ---------    ---------
                              141,827       2,678         (942)     143,563
                            ---------   ---------    ---------    ---------
                            $ 176,179   $   4,395    $  (3,841)   $ 176,733
                            =========   =========    =========    =========



                                           December 31, 1999
                            -----------------------------------------------
                                          Gross        Gross
                            Amortized   Unrealized   Unrealized     Fair
                              Cost        Gains        Losses       Value
                            ---------   ----------   -----------  ---------

        Marketable equity
         securities         $  31,981   $   1,577    $  (3,606)   $  29,952
                            ---------   ---------    ---------    ---------

        Mortgage-backed:
         FHLMC                 23,502          --         (421)      23,081
         FNMA                  60,713         306       (1,144)      59,875
         GNMA                  39,912          18       (2,881)      37,049
                            ---------   ---------    ---------    ---------
                              124,127         324       (4,446)     120,005
                            ---------   ---------    ---------    ---------
                            $ 156,108   $   1,901    $  (8,052)   $ 149,957
                            =========   =========    =========    =========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        SECURITIES AVAILABLE FOR SALE (concluded)

        At December 31, 2000 and 1999, the Corporation has pledged securities available for sale with an amortized cost of $4,339 and $1,626, and a fair value of $4,577 and $1,594, respectively, as collateral against its treasury tax and loan account, interest rate swap agreements and repurchase agreements.

        Proceeds from sales of securities available for sale during the years ended December 31, 2000, 1999 and 1998 amounted to $12,552, $16,531 and
        $8,889, respectively. Gross realized gains of $1,868, $2,657 and $1,629, and gross realized losses of $491, $920 and $278, were realized during the years ended December 31, 2000, 1999 and 1998, respectively.

        During 1997, the Corporation established a private charitable foundation (the "Foundation") to provide grants to charitable organizations in the Westfield area. The Foundation, which is not a subsidiary of the Corporation, was funded by a donation of marketable equity securities from the Corporation. During the year ended December 31, 1998, additional marketable equity securities with a cost basis and fair value of $33 and $102, respectively, were transferred from the Corporation, resulting in the Corporation recognizing the unrealized appreciation of $69 in the consolidated statement of income.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

3.   LOANS

     A summary of the balances of loans follows:

                                                          December 31,
                                                     ----------------------
                                                        2000        1999
                                                     ---------    ---------

     Residential mortgage                            $ 258,673    $ 196,912
     Home equity                                        81,888       69,821
     Commercial real estate                             29,257       23,796
     Construction                                       11,361        2,873
     Consumer                                           16,491       13,204
     Commercial                                          4,936        4,907
                                                     ---------    ---------

          Total loans                                  402,606      311,513

     Net deferred loan costs                               807          553
     Unadvanced loan funds                              (9,537)      (2,350)
     Allowance for loan losses                          (2,590)      (2,309)
                                                     ---------    ---------

          Loans, net                                 $ 391,286    $ 307,407
                                                     =========    =========


     An analysis of the allowance for loan losses follows:

                                               Years Ended December 31,
                                            -----------------------------
                                              2000       1999       1998
                                            -------    -------    -------

     Balance at beginning of period         $ 2,309    $ 2,166    $ 1,952
     Provision for loan losses                  300        180        240
     Recoveries                                  89         49         74
     Loans charged-off                         (108)       (86)      (100)
                                            -------    -------    -------

     Balance at end of period               $ 2,590    $ 2,309    $ 2,166
                                            =======    =======    =======

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

     LOANS (continued)

     The following is a summary of the impaired and nonaccrual loans:


                                                          December 31,
                                                         -------------
                                                         2000     1999
                                                         -----    ----

     Impaired loans without a valuation allowance        $ 224    $ --

     Impaired loans with a valuation allowance              98     126
                                                         -----    ----

     Total impaired loans                                $ 322    $126
                                                         =====    ====

     Valuation allowance related to impaired loans       $  54    $ 81
                                                         =====    ====

     Nonaccrual loans                                    $ 261    $175
                                                         =====    ====



     No additional funds are committed to be advanced in connection with impaired loans.


                                                   Years Ended December 31,
                                                  -------------------------
                                                   2000     1999      1998
                                                  ------   -------   ------

     Average recorded investment in
       impaired loans                             $  215   $ 1,072   $1,276
                                                  ======   =======   ======

     Interest income recognized on
       a cash basis on impaired loans             $   --   $   160   $   70
                                                  ======   =======   ======

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        LOANS (concluded)

        The Corporation has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $31,343 and $35,126 at December 31, 2000 and 1999, respectively. Included in the $31,343 of loans serviced for others is $14,311 of loans that were securitized by the Corporation in 1998 and are included in investments. All loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets.

        The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2000 and 1999 was $107 and $121, respectively. The fair values of these rights approximates carrying amounts. Amortization of mortgage servicing rights totaled $14, $43 and $3 for the years ended December 31, 2000, 1999 and 1998, respectively.

4.      OTHER REAL ESTATE OWNED

        Other real estate owned consists of the following:


                                                           December 31,
                                                        -----------------
                                                         2000      1999
                                                        -------   -------

        Real estate acquired in settlement of loans     $    61   $ 1,510
        Real estate in possession                            --         4
                                                        -------   -------
                                                             61     1,514
        Less allowance for losses                            --      (631)
                                                        -------   -------

                                                        $    61   $   883
                                                        =======   =======

        An analysis of the allowance for losses on other real estate owned is as follows:


                                                  Years Ended December 31,
                                                ---------------------------
                                                 2000       1999       1998
                                                -----       ----       ----

        Balance at beginning of period          $ 631       $569       $538
        Provision for losses                        -         65         31
        Charge-offs                              (631)        (3)         -
                                                -----       ----       ----

        Balance at end of period                $   -       $631       $569
                                                =====       ====       ====

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

     OTHER REAL ESTATE OWNED (concluded)

     Expenses applicable to other real estate owned consist of the following:


                                                     Years Ended December 31,
                                                     ------------------------
                                                      2000     1999      1998
                                                     -----     -----    -----

     Net (gain) loss on sales of other
       real estate owned                             $   -     $ (11)   $  25
     Provision for losses                                -        65       31
     Operating expenses, net of rental income           54        69       40
                                                     -----     -----    -----

                                                     $  54     $ 123    $  96
                                                     =====     =====    =====


5.   PREMISES AND EQUIPMENT

     A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives follows:


                                               December 31,       Estimated
                                           -------------------
                                             2000       1999     Useful Lives
                                           --------   --------   ------------

     Banking premises:
       Land                                $    560   $    560
       Buildings and improvements             7,891      7,875   5 - 40 years
     Equipment                                4,995      4,510   3 - 10 years
     Construction in progress                 2,656          -
                                           --------   --------
                                             16,102     12,945
     Less accumulated depreciation
       and amortization                      (4,971)    (4,086)
                                           --------   --------

                                           $ 11,131   $  8,859
                                           ========   ========


     Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 amounted to $885, $780 and $651, respectively.

     The balance of construction in progress represents costs incurred to date in connection with purchases of and renovations to two new branches. The estimated cost to complete is $478. The Corporation has committed to expenditures of $96 associated with these expected costs.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

6.   DEPOSITS

     A summary of deposit balances, by type, is as follows:

                                                               December 31,
                                                          --------------------
                                                            2000         1999
                                                          --------    --------

     Non-interest-bearing demand                          $ 16,165    $ 11,975
     NOW                                                    48,217      35,076
     Money market                                           27,034      30,321
     Regular                                                65,250      67,169
                                                          --------   ---------
          Total non-certificate accounts                   156,666     144,541
                                                          --------   ---------

     Certificate accounts with less than $100,000          150,494     100,064
     Certificate accounts with $100,000 or more             18,095      18,591
                                                          --------   ---------
          Total certificate accounts                       168,589     118,655
                                                          --------   ---------

                                                          $325,255   $ 263,196
                                                          ========   =========


     Certificate accounts include $49,857 in brokered certificates of deposit at an average rate of 7.50% at December 31, 2000. There were no brokered certificates of deposit at December 31, 1999.

     A summary of certificate accounts, by maturity, is as follows:

                                      December 31, 2000     December 31, 1999
                                     -------------------    ------------------
                                                Weighted              Weighted
                                                 Average               Average
                                       Amount     Rate        Amount     Rate
                                     ---------    -----     ---------    -----

     Within 1 year                   $ 103,269    5.45%     $ 102,673    4.92%
     After 1 year to 3 years            15,463    5.04%        15,951    4.96%
     After 3 years to 5 years            9,925    7.25%            31    5.10%
     After 5 years                      39,932    7.56%             -       -
                                     ---------              ---------

                                     $ 168,589    6.02%     $ 118,655    5.34%
                                     =========              =========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

7.   SHORT-TERM BORROWINGS

     Short-term borrowings consist of the following:


                                                       December 31,
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------

     Federal Home Loan Bank advances              $136,000     $146,000
     Federal Home Loan Bank line of credit               -        6,147
     Repurchase agreements                              31          170
                                                  --------     --------
                                                  $136,031     $152,317
                                                  ========     ========


     FHLB advances

     Federal Home Loan Bank advances all mature within one year at a weighted average rate of 6.53% and 5.75% at December 31, 2000 and 1999, respectively. The Bank also has an available line of credit with the Federal Home Loan Bank of Boston ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. government and federal agency securities.

     Additionally, as a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

     Repurchase agreements

     Securities sold under agreements to repurchase are summarized as follows:

                                                            Years Ended December 31,
                                                            ------------------------
                                                              2000            1999
                                                            --------         -------
     Balance at year end                                    $   31           $ 170
     Average amount outstanding during year                     77             103
     Interest expense incurred during year                       3               4
     Maximum amount outstanding at any month-end               144             175
     Weighted average interest rate during the year            3.90%           3.76%
     Weighted average interest rate on year-end balances       3.65%           5.07%

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

        SHORT-TERM BORROWINGS (concluded)

        Repurchase agreements (concluded)

        Mortgage-backed securities available for sale, with a market value of $740 and $1,048 and an amortized cost of $735 and $1,063 are pledged to secure the repurchase agreements at December 31, 2000 and 1999, respectively. The securities pledged to secure the repurchase agreements are under the Corporation's control.

        Federal Reserve Bank Boston advances

        Commercial loans with a principal balance of $4,218 and $53,290 were pledged to the Federal Reserve Bank of Boston as of December 31, 2000 and 1999, respectively, as security for a liquidity line of credit. No amounts were outstanding as of December 31, 2000 or 1999 under this line of credit.

8.      LONG-TERM DEBT


        Long-term debt consists of the following:


                                                     December 31, 2000
                                                 ------------------------
                                                                 Weighted
                                                                 Average
                                                   Amount          Rate
                                                 ---------       --------

        Fixed-rate FHLB advances maturing:
                 2003                            $  25,000         6.10%
                 2005                               60,000         6.18%
                 2010                               20,000         4.78%

                                                 ---------       -------
        Total FHLB advances                      $ 105,000         5.90%
                                                 =========       =======


        All FHLB advances are callable in 2001 or 2002. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. government and federal agency securities. As a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

        There were no long-term FHLB advances as of December 31, 1999.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

9.   INCOME TAXES

     Allocation of federal and state income taxes between current and deferred portions is as follows:

                                            Years Ended December 31,
                                    ----------------------------------------
                                       2000           1999           1998
                                    ----------     ----------     ----------

     Current tax provision:
        Federal                     $    1,197     $    2,064     $    1,460
        State                              243            342            350
                                    ----------     ----------     ----------
                                         1,440          2,406          1,810
                                    ----------     ----------     ----------
     Deferred tax provision (benefit):
        Federal                            531         (1,507)           (80)
        State                              135            (77)           (37)
                                    ----------     ----------     ----------
                                           666         (1,584)          (117)
                                    ----------     ----------     ----------

                                    $    2,106     $      822     $    1,693
                                    ==========     ==========     ==========


     The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                                 Years Ended December 31,
                                                          ------------------------------------
                                                            2000          1999         1998
                                                          ---------     ---------    ---------
     Statutory rate                                            34.0%         34.0%        34.0%
     Increase (decrease) resulting from:
         State taxes, net of federal tax benefit                4.0           7.8          4.3
         Dividends received deduction                          (3.4)         (6.6)        (3.3)
         Non-taxable appreciation of securities donated           -             -         (0.4)
         Other, net                                            (0.6)          1.7          0.6
                                                          ---------     ---------    ---------

                Effective tax rates                            34.0%         36.9%        35.2%
                                                          =========     =========    =========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

     INCOME TAXES (continued)

     The components of the net deferred tax asset are as follows:

                                          December 31,
                                 --------------------------
                                    2000           1999
                                 -----------    -----------

     Deferred tax assets:
     Federal                     $     2,136    $     4,738
     State                               357            523
                                 -----------    -----------
                                       2,493          5,261
                                 -----------    -----------

     Deferred tax liabilities:
     Federal                            (574)          (252)
     State                              (128)           (87)
                                 -----------    -----------
                                        (702)          (339)
                                 -----------    -----------

     Net deferred tax asset      $     1,791    $     4,922
                                 ===========    ===========


     The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                                      December 31,
                                                                               ---------------------------
                                                                                  2000            1999
                                                                               -----------     -----------
     Net unrealized loss (gain) on securities
         available for sale                                                    $      (189)    $     2,276
     Charitable contribution carryforward                                            1,097           1,292
     Depreciation                                                                      (53)            (40)
     Deferred income                                                                  (422)           (287)
     Allowance for loan losses                                                       1,058             966
     Employee benefit plans                                                            299             429
     Other                                                                               1             286
                                                                               -----------     -----------

     Net deferred tax asset                                                    $     1,791     $     4,922
                                                                               ===========     ===========

     At December 31, 2000 the Corporation had a charitable contribution carryover for tax return purposes of approximately $3.2 million, which will expire on December 31, 2004 if not utilized.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        INCOME TAXES (concluded)

        A summary of the change in the net deferred tax asset is as follows:

                                                                      Years Ended December 31,
                                                              ----------------------------------------
                                                                 2000           1999           1998
                                                              ----------     ----------     ----------
        Balance at beginning of period                        $    4,922     $       55     $     (452)
        Deferred tax benefit (provision)                            (666)         1,584            117
        Deferred tax effects of net unrealized (gain) loss
            on securities available for sale                      (2,465)         3,283            390
                                                              ----------     ----------     ----------

        Balance at end of period                              $    1,791     $    4,922     $       55
                                                              ==========     ==========     ==========

        There was no valuation allowance for deferred tax assets as of December 31, 2000, 1999 and 1998.

        The federal income tax reserve for loan losses at the Corporation's base year is $1,551. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Corporation intends to use the reserve to absorb only loan losses, a deferred tax liability of approximately $636 has not been provided.

10.     OFF-BALANCE SHEET ACTIVITIES

        Credit-related financial instruments

        The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

        The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        OFF-BALANCE SHEET ACTIVITIES (continued)

        Credit-related financial instruments (concluded)

        The following financial instruments were outstanding whose contract amounts represent credit risk:


                                                        December 31,
                                                ----------------------------
                                                   2000             1999
                                                -----------     ------------

        Commitments to grant loans:
            Fixed-rate                          $     3,804     $      2,496
            Variable-rate                             3,510            5,198
        Unadvanced funds on lines of credit          61,857           58,111
        Standby letters of credit                       433              144


        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. These financial instruments are generally collateralized by real estate or other business assets.

        Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

        Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements and are generally written for one year terms. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are collateralized by real estate and deposit accounts.

        As of December 31, 2000, the Bank has committed to sell $14,313 of residential mortgage loans. These loans are classified as held for sale and are reported at their lower of cost or market value. There were no loans held for sale at December 31, 1999.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        OFF-BALANCE SHEET ACTIVITIES (continued)

        Lease commitments

        Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2000, future minimum operating lease commitments pertaining to banking premises are as follows:


          2001                                 $   231
          2002                                     228
          2003                                     209
          2004                                     157
          2005                                      70
        Thereafter                                 805
                                          ------------

                                               $ 1,700
                                          ============

        Annual real estate taxes assessed to the leased premises will be added to the basic rental scheduled above. The leases contain options to extend for periods from five to twenty-five years. The cost of such rentals is not included above.

        Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $216, $197 and $156, respectively.

        Derivative financial instruments

        The Corporation utilizes various derivative instruments for purposes other than trading such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

        Interest rate swap agreements

        Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest rate payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        OFF-BALANCE SHEET ACTIVITIES (continued)

        Derivative financial instruments (continued)

        Interest rate swap agreements (concluded)

        During the year ended December 31, 2000, the Corporation entered into interest rate swap agreements with a notional amount of $60,000 for the purpose of modifying the interest rate exposure inherent in its certificates of deposits. The Corporation is receiving a weighted-average fixed rate of 7.38%. The Corporation is paying a floating rate of interest based on the monthly or 3 month LIBOR, plus a margin depending on the terms of the contract. Interest expense was reduced by $181 in 2000. The terms remaining on the Corporation's swaps range from 4 to 120 months, with a weighted-average remaining life of 74 months. All swaps are callable by the counter party to the agreement in 2001 and monthly or semi-annually thereafter.

        Interest rate caps and floors

        Interest rate caps and floors are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. The credit risk inherent in options is the risk that the exchange party may default.

        Interest rate caps
        ------------------

        Information pertaining to the rate cap agreements entered into by the Corporation is as follows:

                                                               Years Ended December 31,
                                                    -----------------------------------------------
                                                        2000             1999             1998
                                                    --------------    ------------    -------------
        Notional amount                                  $ 160,000        $ 10,000         $ 10,000
        Premium paid                                           560              80               80
        Weighted average rate                                 7.02%           6.00%            6.00%
        Cash received                                           46               -                -
        Amortization of premium                                 99              27               16

        Cash payments received are recorded as a credit to interest on advances.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        OFF-BALANCE SHEET ACTIVITIES (concluded)

        Derivative financial instruments (concluded)

        Interest rate caps and floors (concluded)

        Interest rate floors
        --------------------

        The notional principal amount of the Corporation's outstanding interest rate floor agreement was $10,000 at December 31, 2000, 1999 and 1998. Amortization of premiums for the years ended December 31, 2000, 1999 and 1998 totaled $27, $27 and $27, respectively, and is recorded as interest expense on advances. If LIBOR falls below 5.75%, the Corporation receives cash payments on a quarterly basis. Cash payments received during the years ended December 31, 2000, 1999 and 1998 totaled $0, $53 and $7, respectively, and are recorded as a credit to interest on advances.

11.     OTHER COMMITMENTS AND CONTINGENCIES

        Employment and change in control agreements

        The Corporation and the Bank have entered into three-year employment agreements with its President and certain senior executives which generally provide for a base salary and the continuation of certain benefits currently received. The Corporation and Bank employment agreements renew on a daily and annual basis, respectively. The employment agreements require payments for the remaining base salary due to the employee for the remaining term of the agreement and the contributions that would have been made on the employee's behalf to any employee benefit plans of the Corporation and the Bank for certain reasons other than cause, including a "change in control" as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

        The Bank has also entered into three-year change in control agreements with certain officers, none of whom are covered by an employment agreement. The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a "change in control" as defined in the agreements.

        Legal claims

        Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, these claims will have no material effect on the Corporation's consolidated financial position.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

12.     MINIMUM REGULATORY CAPITAL REQUIREMENTS

        The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

        As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

        The Corporation's and Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.

                                                                                                                     Minimum
                                                                                                                    to be Well
                                                                                                                 Capitalized Under
                                                                               Minimum for Capital              Prompt Corrective
                                                         Actual                Adequacy Purposes               Action Provisions
                                            -----------------------------  ---------------------------   ---------------------------
                                                Amount            Ratio       Amount          Ratio         Amount           Ratio
                                            ----------------    ---------  ---------------    ---------   --------------    --------


As of December 31, 2000:
------------------------

Total Capital to Risk Weighted Assets
    Company                                    $71,104             17.7%     $32,067            8.0%           N/A             N/A
    Bank                                       $60,815             15.2%     $31,966            8.0%       $39,958            10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                    $68,514             17.1%     $16,034            4.0%           N/A             N/A
    Bank                                       $58,225             14.6%     $15,983            4.0%       $23,975             6.0%

Tier 1 Capital to Average Assets
    Company                                    $68,514             10.8%     $25,363            4.0%           N/A             N/A
    Bank                                       $58,225              9.3%     $18,840            3.0% -     $31,400             5.0%
                                                                             $31,400            5.0%



                                                                                                                  Minimum
                                                                                                                to be Well
                                                                                                            Capitalized Under
                                                                            Minimum for Capital             Prompt Corrective
                                                        Actual                Adequacy Purposes              Action Provisions
                                           ----------------------------  ---------------------------    ---------------------------
                                              Amount           Ratio        Amount          Ratio          Amount          Ratio
                                           --------------    ----------  --------------    ---------    --------------    ---------
As of December 31, 1999:
-----------------------

Total Capital to Risk Weighted Assets
   Company                                   $86,046            27.0%      $25,520            8.0%            N/A            N/A
   Bank                                      $58,976            18.6%      $25,399            8.0%        $31,749           10.0%

Tier 1 Capital to Risk Weighted Assets
   Company                                   $83,737            26.2%      $12,760            4.0%            N/A            N/A
   Bank                                      $56,667            17.8%      $12,700            4.0%        $19,049            6.0%

Tier 1 Capital to Average Assets
    Company                                   $83,737            17.9%     $18,728            4.0%            N/A            N/A
    Bank                                      $56,667            12.1%     $14,003            3.0%  -     $23,338            5.0%
                                                                           $23,338            5.0%

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

13.  EMPLOYEE BENEFIT PLANS

     Defined benefit plan

     The Corporation provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association ("SBERA") Pension Plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period, beginning with such employee's date of employment, automatically becomes a participant in the retirement plan. All participants are fully vested after three years of such service.

                                                           Plan Years Ended October 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         -------    --------   --------
     Change in plan assets:
        Fair value of plan assets at beginning of year   $ 4,875    $ 3,744    $ 3,400
        Actual return on plan assets                         723        784        278
        Employer contribution                                339        428        187
        Benefits paid                                       (225)      (101)      (121)
        Other                                                  4         20       --
                                                         -------    -------    -------
        Fair value of plan assets at end of year           5,716      4,875      3,744
                                                         -------    -------    -------

     Change in benefit obligation:
        Benefit obligation at beginning of year            4,208      4,264      3,891
        Service cost                                         342        360        343
        Interest cost                                        326        288        282
        Actuarial gain                                      (374)      (623)      (131)
        Benefits paid                                       (225)      (101)      (121)
        Other                                                  1         20       --
                                                         -------    -------    -------
        Benefit obligation at end of year                  4,278      4,208      4,264
                                                         -------    -------    -------

     Funded status                                         1,438        667       (520)
     Deferred gain                                        (2,386)    (1,752)      (673)
     Unrecognized prior service cost                          33         38         41
                                                         -------    -------    -------

     Accrued pension cost                                $  (915)   $(1,047)   $(1,152)
                                                         =======    =======    =======

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

Defined benefit plan (concluded)

The components of net periodic pension cost are as follows:

                                              Plan Years Ended October 31,
                                        ----------------------------------------
                                          2000           1999           1998
                                        ----------     ----------     ----------
Service cost                                 $342           $360           $343
Interest cost                                 326            288            282
Expected return on plan assets               (390)          (299)          (272)
Amortization of prior service cost              4              4              4
Recognized net actuarial gain                 (76)           (29)           (25)
                                        ----------     ----------     ----------

                                             $206           $324           $332
                                        ==========     ==========     ==========

Actuarial assumptions used in accounting were:

                                                      2000          1999         1998
                                                    ----------    ---------    ----------
Discount rates on benefit obligations                 7.75%         6.75%        7.50%
Rates of increase in compensation levels              5.50          5.50         6.00
Expected long-term rates of return on plan assets     8.00          8.00         8.00

Total pension expense for the years ended December 31, 2000, 1999 and 1998 amounted to $191, $409 and $383, respectively.

The Company terminated its defined benefit pension plan effective December 31, 2000. During 2000, the Company recorded a gain of $270,000 from the curtailment of its defined benefit pension plan. The final plan settlement is subject to IRS approval, which is expected in 2001.

Defined contribution plan

In addition to the defined benefit plan, the Corporation has a 401(k) plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve month period, beginning with such employee's date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 15% of their compensation, subject to certain limits based on federal tax laws. The Corporation makes matching contributions up to 100% of the first 3% of compensation. Total 401(k) plan expense for the years ended December 31, 2000, 1999 and 1998 amounted to $115, $84 and $55, respectively.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

     EMPLOYEE BENEFIT PLANS (concluded)

     Directors' retirement plan

     Under the terms of the plan, directors are eligible to participate in the plan upon election to the Board of Directors and the retirement benefits vest over a 10 year period. The retirement benefit for any plan year is determined by the performance of related insurance contracts, as defined in the plan. The Corporation pays the annual premiums and records its share of the cash surrender value in other assets. The annual premiums and the change in the cash surrender value of the life insurance policies are recorded as directors' life insurance expense. Directors' retirement plan expenses for the years ended December 31, 2000, 1999 and 1998 were $37, $87 and $47, respectively.

     Supplemental executive retirement plan

     The Corporation has entered into a Split Dollar Life Insurance Arrangement with its President and Chief Executive Officer intended to provide supplemental retirement benefits. The Corporation pays the annual premiums and records its share of the cash surrender value in other assets.

     The Corporation also has a plan to provide benefits to eligible individuals that would have been provided under the ESOP, but were not provided as a result of the limitations imposed by the IRS code. The Bank recognized $72 of expense in 2000 related to this plan. There was no expense recognized in 1999.

14.  STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN


     Stock-based incentive plans

     Stock options

     Under the Corporation's Stock-Based Incentive Plan, the Corporation may grant options to its directors, officers and employees for up to 599,886 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of the Corporation's stock on the date of grant and an option's maximum term is ten years. Options vest at 20% per year.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (continued)

Stock-based incentive plans (continued)

Stock options (continued)

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock options been determined based upon the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                    Year Ended         Year Ended
                                                    December 31,       December 31,
                                                      2000                 1999
                                                   -------------     ---------------
Net income                 As reported                $  4,084            $ 1,405
                           Pro forma                  $  3,686            $ 1,354

Earnings per share         As reported                $   0.91                N/A
                           Pro forma                  $   0.82                N/A

Earnings per share-        As reported                $   0.90                N/A
    assuming dilution      Pro forma                  $   0.81                N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                               Year Ended           Year Ended
                               December 31,         December 31,
                                  2000                 1999
                             ---------------      ----------------
Dividend yield                    2.10%                   0.54%
Expected life in years               9                      10
Expected volatility              23.29%                  14.86%
Risk-free interest rate           5.12%                   6.45%

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (continued)


Stock-based incentive plans (continued)


Stock options (concluded)

A summary of the status of the Corporation's stock option plan for the years ended December 31, 2000 and 1999 is presented below:

                                                               2000                                    1999
                                                 -------------------------------         -------------------------------
                                                                    Weighted                                Weighted
                                                                     Average                                 Average
                                                                    Exercise                                Exercise
                                                    Shares            Price                 Shares            Price
                                                 -------------------------------         -------------------------------
Fixed Options:
    Outstanding at beginning of year                577,408        $   9.69                       -           $     -
    Granted                                          31,361           10.83                 577,408              9.69
    Exercised                                             -               -                       -                 -
    Forfeited                                       (19,361)           9.69                       -                 -
                                                 ------------                            ------------
    Outstanding at end of year                      589,408        $   9.75                 577,408           $  9.69
                                                 ============                            ============

Options exercisable at year-end                     111,609        $   9.69                       -           $     -
Weighted-average fair value of
    options granted during the year              $     5.28                                 $  4.20

       Information pertaining to stock options outstanding at December 31, 2000 is as follows:

                                                   Options Oustanding                        Options Exercisable
                                       --------------------------------------------      -----------------------------
                                                         Weighted
                                                          Average        Weighted                          Weighted
                                                         Remaining        Average                           Average
             Exercise                       Number      Contractual      Exercise           Number         Exercise
              Price                      Outstanding       Life            Price          Exercisable        Price
-----------------------------------------------------------------------------------      -----------------------------
              $9.69                        558,047       8.8 years         $9.69            111,606          $9.69
               9.69                         15,000       9.3 years          9.69                  -              -
              11.88                         16,361       9.8 years         11.88                  -              -

                                        -----------                                      --------------
    Outstanding at end of year             589,408       8.9 years         $9.75            111,606          $9.69
                                        ===========                                      ==============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

               (Dollars in Thousands, Except Per Share Amounts)


STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (continued)


Stock-based incentive plans (concluded)


Stock awards

Under the Corporation's Stock-Based Incentive Plan, the Corporation may grant stock awards to its directors, officers and employees for up to 239,954 shares of common stock. The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Corporation recorded compensation cost related to the stock awards of $477 in 2000 and $82 in 1999. No compensation expense was recorded in 1998 as the plan was approved in 1999.

A summary of the status of the Corporation's stock awards is presented below:


                                             Year Ended            Year Ended
                                             December 31,          December 31,
                                                 2000                  1999
                                             ------------          ------------

Balance, beginning of year                        239,954                     -
    Granted                                         1,350               239,954
    Canceled                                       (9,244)                    -
                                             ------------          ------------
Balance, end of year                              232,060               239,954
                                             ============          ============

Weighted-average fair value of stock
    awards granted during the year               $  13.00              $   9.69

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (continued)

Employees' Stock Ownership Plan

The Corporation has established an Employees' Stock Ownership Plan (the "ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the Conversion, WRO Funding Corporation provided a loan to the Woronoco Savings Bank Employee Stock Ownership Plan Trust which was used to purchase 8%, or 479,908 shares, of the Corporation's outstanding stock in the open market. The loan bears interest equal to 7.75% and provides for quarterly payments of principal and interest.

At December 31, 2000, the remaining principal balance is payable as follows:


Years Ending
December 31,
------------

   2001              $   284
   2002                  306
   2003                  331
   2004                  357
   2005                  385
Thereafter             2,440
                     -------

                     $ 4,103
                     =======


The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by Eastern Bank and Trust Corporation ("Trustee"), which are held in a suspense account for allocation among the members as the loans are paid. Total compensation expense applicable to the ESOP amounted to $435 and $403 for the years ended December 31, 2000 and 1999, respectively.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

     STOCK-BASED INCENTIVE PLANS AND EMPLOYEES' STOCK OWNERSHIP PLAN (concluded)


     Employees' Stock Ownership Plan (concluded)


     Shares held by the ESOP include the following:


                                              December 31,
                                                  2000
                                            -----------------

     Allocated                                        39,992
     Committed to be released                         39,992
     Unallocated                                     399,924
                                            -----------------
                                                     479,908
                                            =================


     Cash dividends received on allocated shares are allocated to members and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares at December 31, 2000 was $5,199.

15.  RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Corporation has granted loans to officers, directors and their affiliates amounting to approximately $1,812 and $1,573 at December 31, 2000 and 1999, respectively.

     An analysis of the activity of these loans is as follows:


                                                     Years Ended
                                                     December 31,
                                             --------------------------
                                                2000           1999
                                             -----------    -----------

     Balance at beginning of year              $ 1,573        $ 1,419
     Additions                                     475            529
     Repayments                                   (236)          (375)
                                             -----------    -----------

     Balance at end of year                    $ 1,812        $ 1,573
                                             ===========    ===========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

16.  RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis. At December 31, 2000, the Bank's retained earnings available for the payment of dividends was $35,391. Funds available for loans or advances by the Bank to the Corporation amounted to $5,930. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

     In conjunction with Massachusetts conversion regulations, the Bank established a liquidation account for eligible account holders in the amount of approximately $33 million. In the event of a liquidation of the Bank, the eligible account holders will be entitled to receive their pro-rata share of the net worth of the Bank prior to conversion. However, as qualifying deposits are reduced, the liquidation account will also be reduced in an amount proportionate to the reduction in the qualifying deposits accounts.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

          Cash and cash equivalents:   The carrying amounts of cash and short-
          -------------------------
          term instruments approximate fair values.

          Securities available for sale: Fair values for securities available
          -----------------------------
          for sale are based on quoted market prices.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

     FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

          Loans held for sale: Fair values for loans held for sale approximate
          -------------------
          their carrying value.

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

          Federal Home Loan Bank advances: The fair values of the Corporation's
          -------------------------------
          borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

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

          Interest rate swap, cap, and floor agreements: The fair value of
          ---------------------------------------------
          interest rate swap, cap, and floor agreements are obtained from dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate agreements taking into consideration current interest rates.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (Dollars in Thousands)

        FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

        The carrying or notional amounts and estimated fair values of the Corporation's financial instruments are as follows:


                                                                       December 31,
                                            -----------------------------------------------------------------
                                                          2000                              1999
                                            ------------------------------    -------------------------------
                                                Carrying          Fair            Carrying           Fair
                                                 Amount           Value            Amount            Value
                                            --------------  --------------    --------------   --------------
        Financial assets:
          Cash and cash equivalents             $ 25,368        $ 25,368          $ 16,185         $ 16,185
          Securities available for sale          176,733         176,733           149,957          149,957
          Federal Home Loan Bank
              stock                               13,750          13,750             7,542            7,542
          Loans, net                             391,286         390,042           307,407          299,679
          Loans held for sale                     14,313          14,320                 -                -
          Accrued interest receivable              3,374           3,374             2,263            2,263

        Financial liabilities:
          Deposits                               325,255         325,602           263,196          263,397
          Short-term borrowings                  136,031         136,067           152,317          152,136
          Long-term debt                         105,000         104,926                 -                -

        Other:
          Interest rate swap
              agreements                               -             371                 -                -
          Interest rate floor
              agreement                               11               -                38                5
          Interest rate cap
              agreements                             417              67                36               81

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                (Dollars in Thousands Except Per Share Amounts)


18.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     Following is the quarterly financial information of the Company for 2000 and 1999:

                                          First Quarter             Second Quarter           Third Quarter          Fourth Quarter
                                      ---------------------     --------------------    ---------------------   --------------------
                                        2000        1999          2000       1999         2000         1999       2000        1999
                                      --------    ---------     --------    --------    ---------    --------   ---------   --------
Interest and dividend income           $8,906       $7,474       $9,830      $7,070      $10,480      $7,657     $11,190     $8,347
Interest expense                        4,591        3,733        5,670       3,182        6,496       3,551       7,052      4,159
                                      --------    ---------     --------    --------    ---------    --------   ---------   --------
Net interest and dividend income        4,315        3,741        4,160       3,888        3,984       4,106       4,138      4,188
Provision for loan losses                  20           60           40          60           60          60         180          -
Net gain on sales of securities           318          448          321         355          323         384         415        550
Fees and other income                     638          471          741         544          719         554         793        545
Other expenses                          3,641        7,284 (1)    3,655       3,110        3,567       3,324       3,512      3,649
Income tax expense (benefit)              565       (1,036)         528         609          454         646         559        603
                                      --------    ---------     --------    --------    ---------    --------   ---------   --------
Net income (loss)                      $1,045      ($1,648)      $  999      $1,008      $   945      $1,014     $ 1,095     $1,031
                                      ========    =========     ========    ========    =========    ========   =========   ========

Earnings per share:
    Basic                              $ 0.20          N/A       $ 0.22      $ 0.18      $  0.22      $ 0.18     $  0.29     $ 0.19
    Diluted                            $ 0.20          N/A       $ 0.22      $ 0.18      $  0.22      $ 0.18     $  0.28     $ 0.19

     (1) Other expenses in the first quarter of 1999 included a $4,444 contribution to Woronoco Savings Charitable Foundation in conjunction with the reorganization to stock-form of ownership.

19.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

     Financial information pertaining to Woronoco Bancorp, Inc. is as follows:

                                                                  December 31,                December 31,
BALANCE SHEETS                                                       2000                        1999
--------------                                                 ----------------             ----------------
Assets
-------
Cash and balances due from Woronoco Savings Bank                     $ 5,147                    $    804
Short-term investments with Woronoco Savings Bank                          -                      19,573
                                                                   ----------                  ----------
    Total cash and cash equivalents                                    5,147                      20,377
Investment in common stock of Woronoco Savings Bank                   59,328                      53,825
Investment in common stock of WRO Funding Corporation                  5,022                       4,767
Other assets                                                           1,727                       2,127
                                                                   ----------                  ----------
        Total assets                                                $ 71,224                    $ 81,096
                                                                   ==========                  ==========

Liabilities and Stockholders' Equity
------------------------------------

Accrued expenses                                                    $    119                    $    138
Other liabilities                                                        346                          63
                                                                   ----------                  ----------
    Total liabilities                                                    465                         201
Stockholders' equity                                                  70,759                      80,895
                                                                   ----------                  ----------
         Total liabilities and stockholders' equity                 $ 71,224                    $ 81,096
                                                                   ==========                  ==========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

                            (Dollars in Thousands)

     CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                                                                                   Years Ended December 31,
                                                                           ----------------------------------------
STATEMENTS OF INCOME                                                          2000                          1999
--------------------                                                       -----------                   ---------
Income:
     Dividends from Woronoco Savings Bank                                     $ 3,686                     $ 3,275
     Interest on investments                                                      406                         201
     Miscellaneous income                                                           -                           8
                                                                             ---------                   ---------
          Total income                                                          4,092                       3,484
Operating expenses:
      Charitable contributions                                                      -                       4,444
      Other                                                                       522                         352
                                                                             ---------                   ---------
          Total operating expenses                                                522                       4,796
Income (loss) before income taxes and equity in
  undistributed net income of subsidiaries                                      3,570                      (1,312)
Applicable income tax expense (benefit)                                           (36)                     (1,549)
                                                                             ---------                   ---------
Income before equity in undistributed net income of subsidiaries                3,606                         237
Equity in undistributed net income of Woronoco Savings Bank                       223                       1,010
Equity in undistributed net income of WRO Funding Corporation                     255                         158
                                                                             ---------                   ---------
Net income                                                                    $ 4,084                     $ 1,405
                                                                             =========                   =========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

     CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)


                                                                                              Years Ended December 31,
                                                                                      --------------------------------------
STATEMENTS OF CASH FLOWS                                                                2000                        1999
------------------------                                                              ----------                  ----------
Cash flows from operating activities:

     Net income                                                                        $  4,084                    $  1,405
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Equity in undistributed earnings of Woronoco Savings Bank                    (223)                     (1,010)
              Equity in undistributed earnings of WRO Funding Corporation                  (255)                       (158)
              Charitable contribution in the form of Woronoco
               Bancorp, Inc. common stock                                                     -                       4,444
              Deferred tax benefit                                                            -                      (1,511)
              Other, net                                                                    318                        (488)
                                                                                      ----------                  ----------
                Net cash provided by operating activities                                 3,924                       2,682
                                                                                      ----------                  ----------

Cash flows from investing activities:

     Investment in Woronoco Savings Bank                                                    (99)                    (26,754)
     Investment in WRO Funding Corporation                                                    -                      (4,609)
     Other, net                                                                               -                          73
                                                                                      ----------                  ----------
                Net cash used in investing activities                                       (99)                    (31,290)
                                                                                      ----------                  ----------

Cash flows from financing activities
     Proceeds from issuance of common stock                                                   -                      53,482
     Payments to acquire common stock                                                   (18,052)                     (1,790)
     Payments to purchase common stock for Company's
       stock award plan                                                                       -                      (2,472)
     Dividends paid                                                                      (1,003)                       (235)
                                                                                      ----------                  ----------
                Net cash (used in) provided by financing activities                     (19,055)                     48,985
                                                                                      ----------                  ----------

Net (decrease) increase in cash and cash equivalents                                    (15,230)                     20,377

Cash and cash equivalents at beginning of year                                           20,377                           -
                                                                                      ----------                  ----------
Cash and cash equivalents at end of year                                               $  5,147                    $ 20,377
                                                                                      ==========                  ==========

Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 on pages 5 through 8.

Item 11. Executive Compensation.
-------------------------------

         The response to this Item is contained in the discussion under the caption "Executive Compensation" (excluding the Executive Compensation Committee Report and Stock Performance Graph) contained on Pages 10 through 15 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

         The response to this Item is contained in the discussion under the caption "Stock Ownership" contained on Pages 3 through 4 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001, which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

         The response to this Item is contained in the discussion under the caption "Transactions With Management" contained on Page 18 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001, which is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a) 1.            Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

     -            Consolidated Balance Sheets at December 31, 2000 and 1999
     - Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998
     - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
     - Consolidated Statements of Cash Flows for each of the Years Ended December 31, 2000, 1999 and 1998
     -            Notes to Consolidated Financial Statements
     -            Independent Auditors' Report

(a) 2.            Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K filed during the last quarter of 2000

     None

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

     Exhibit
     Number
     ------
       3.1     Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
       3.2     Amended Bylaws of Woronoco Bancorp, Inc. (2)
       4.0     Stock Certificate of Woronoco Bancorp, Inc. (1)
      10.1     Woronoco Bancorp, Inc. 1999 Stock Based Incentive Plan (3)
      10.2     Employment Agreement between Woronoco Bancorp, Inc. and Cornelius D. Mahoney (4)
      10.3     Employment Agreement between Woronoco Savings Bank and Cornelius D. Mahoney (4)
      10.4     Employment Agreement between Woronoco Bancorp, Inc. and Agostino J. Calheno (4)
      10.5     Employment Agreement between Woronoco Savings Bank and Agostino J. Calheno (4)
      10.6     Employment Agreement between Woronoco Bancorp, Inc. and Debra L. Murphy (4)
      10.7     Employment Agreement between Woronoco Savings Bank and Debra L. Murphy (4)
      10.8     Woronoco Savings Bank Supplemental Executive Retirement Plan (1)
      11.0     Statement Re: Computation of Per Share Earnings
      21.0     Subsidiaries Information Incorporated Herein By Reference to Part 1 - Subsidiaries
      23.0     Consent of Wolf and Company, P.C.

            -----------------------------
            (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
            (2) Incorporated by reference into this document from the Exhibit filed with the Form 10-Q on May 15, 2000.
            (3) Incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Shareholders filed on March 20, 2000.
            (4) Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on May 14, 1999.

CONFORMED

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woronoco Bancorp, Inc.

By:      /s/ Cornelius D. Mahoney                               March 9, 2001
         ---------------------------
         Cornelius D. Mahoney
         Chairman of the Board, President and
         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Name                   Title                                    Date
      ----                   -----                                    ----

/s/ Cornelius D. Mahoney     Chairman of the Board, President   March 9, 2001
-----------------------      and Chief Executive Officer
Cornelius D. Mahoney         (principal executive officer)

/s/ Debra L. Murphy          Senior Vice President and Chief    March 9, 2001
-------------------------    Financial Officer
Debra L. Murphy              (principal accounting and
                             financial officer)

/s/ James A. Adams           Director                           March 9, 2001
-------------------------
James A. Adams

/s/ William G. Aiken         Director                           March 9, 2001
-------------------------
William G. Aiken

/s/ Paul S. Allen            Director                           March 9, 2001
-------------------------
Paul S. Allen

/s/ Francis J. Ehrhardt      Director                           March 9, 2001
-------------------------
Francis J. Ehrhardt

/s/ Joseph M. Houser, Jr.    Director                           March 9, 2001
-------------------------
Joseph M. Houser, Jr.

/s/ Joseph P. Keenan         Director                           March 9, 2001
-------------------------
Joseph P. Keenan

/s/Carmen J. Mascaro         Director                           March 9, 2001
-------------------------
Carmen J. Mascaro

/s/Richard L. Pomeroy        Director                           March 9, 2001
-------------------------
Richard L. Pomeroy

/s/Norman H. Storey          Director                           March 9, 2001
-------------------------
Norman H. Storey

/s/Ann V. Schultz            Director                           March 9, 2001
-------------------------
Ann V. Schultz

/s/D. Jeffrey Templeton      Director                           March 9, 2001
-------------------------
D. Jeffrey Templeton