Form 10-Q
period 2001-03-31
WORONOCO BANCORP INC
filed 2001-05-15
CIK 1072886

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                        Commission File Number 1-14671

                            WORONOCO BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                            04-3444269
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                           Identification No.)

31 Court Street, Westfield, Massachusetts                                01085
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                (413) 568-9141
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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


     The issuer had 3,932,018 shares of common stock, par value $0.01 per share, outstanding as of May 4, 2001.

                            WORONOCO BANCORP, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                          Page
                                                                                          ----
PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at
         March 31, 2001 and December 31, 2000...........................................  1

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 2001 and 2000...........................................  2

         Consolidated Statements of Changes in Stockholders' Equity
         for the Three Months Ended March 31, 2001 and 2000.............................  3

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000.....................................  4

         Notes to Unaudited Consolidated Financial Statements...........................  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................  21

PART II:       OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................  22
Item 2.  Changes in Securities and Use of Proceeds......................................  22
Item 3.  Defaults Upon Senior Securities................................................  22
Item 4.  Submission of Matters to a Vote of Security Holders............................  22
Item 5.  Other Information..............................................................  22
Item 6.  Exhibits and Reports on Form 8-K...............................................  22

SIGNATURES..............................................................................  23

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                                             Unaudited
                                                                             March 31,      December 31,
Assets                                                                         2001             2000
                                                                           --------------   --------------
Cash and due from banks                                                         $ 16,597         $ 13,414
Interest-bearing balances                                                          6,127           11,954
Federal funds sold                                                                 3,770                -
                                                                           --------------   --------------
         Total cash and cash equivalents                                          26,494           25,368

Securities available for sale, at fair value                                     175,821          176,733
Federal Home Loan Bank stock, at cost                                             13,750           13,750
Loans held for sale                                                                    -           14,313
Loans, net of allowance for loan losses ($2,576 at
   March 31, 2001 and $2,590 at December 31, 2000)                               390,531          391,286
Other real estate owned, net                                                           -               61
Banking premises and equipment, net                                               11,228           11,131
Accrued interest receivable                                                        3,288            3,374
Goodwill                                                                             678              698
Net deferred tax asset                                                             1,032            1,791
Cash surrender value of life insurance                                             2,283            2,238
Other assets                                                                       1,567            1,717
                                                                           --------------   --------------
         Total assets                                                           $626,672         $642,460
                                                                           ==============   ==============

Liabilities and Stockholders' Equity

Deposits                                                                        $324,832         $325,255
Short-term borrowings                                                             70,083          136,031
Long-term debt                                                                   155,000          105,000
Mortgagors' escrow accounts                                                        1,654              871
Accrued expenses and other liabilities                                             5,201            4,544
                                                                           --------------   --------------
         Total liabilities                                                       556,770          571,701
                                                                           --------------   --------------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                    -                -
    Common stock ($.01 par value; 16,000,000 shares authorized;
      shares issued: 5,998,860 at March 31, 2000 and December 31,
      2000; shares outstanding: 3,947,018 at March 31, 2001 and
      4,154,464 at December 31, 2000)                                                 60               60
    Additional paid-in capital                                                    58,000           57,954
    Unearned compensation                                                         (5,527)          (5,742)
    Retained earnings                                                             38,946           38,311
    Accumulated other comprehensive income - net unrealized
      gain on securities available-for-sale, net of tax effects                    1,662              365
    Treasury stock, at cost (2,051,842 shares at March 31, 2001
      and 1,844,396 shares at December 31, 2000)                                 (23,239)         (20,189)
                                                                           --------------   --------------
         Total stockholders' equity                                               69,902           70,759
                                                                           --------------   --------------
         Total liabilities and stockholders' equity                             $626,672         $642,460
                                                                           ==============   ==============

     See accompanying notes to unaudited consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands Except Per Share Amounts)

                                                                                     Unaudited
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                 2001          2000
                                                                              ------------  ------------
Interest and dividend income:
    Interest and fees on loans                                                $     7,441   $     5,961
    Interest and dividends on securities:
      Interest                                                                      2,419         2,178
      Dividends                                                                       820           730
    Interest on federal funds sold                                                    161             -
    Other interest income                                                             119            37
                                                                              ------------  ------------
          Total interest and dividend income                                       10,960         8,906
                                                                              ------------  ------------

Interest expense:
    Interest on deposits                                                            2,970         2,071
    Interest on borrowings                                                          3,575         2,520
                                                                              ------------  ------------
          Total interest expense                                                    6,545         4,591
                                                                              ------------  ------------

Net interest income                                                                 4,415         4,315
Provision for loan losses                                                               -            20
                                                                              ------------  ------------

Net interest income, after provision for loan losses                                4,415         4,295
                                                                              ------------  ------------

Other income:
    Fee income                                                                        573           484
    Insurance commissions                                                             131           117
    Gain on sales and disposition of securities, net                                  115           318
    Gain on sales of loans, net                                                        70             -
    Other income                                                                      290            37
                                                                              ------------  ------------
          Total other income                                                        1,179           956
                                                                              ------------  ------------

Other expenses:
    Salaries and employee benefits                                                  2,006         1,956
    Occupancy and equipment                                                           561           487
    Marketing                                                                         150           146
    Professional services                                                             236           192
    Data processing                                                                   227           203
    Other general and administrative                                                  720           657
                                                                              ------------  ------------
          Total other expenses                                                      3,900         3,641
                                                                              ------------  ------------

Income before income tax expense                                                    1,694         1,610
Income tax expense                                                                    618           565
                                                                              ------------  ------------
Net income before cumulative effect of change in accounting principle               1,076         1,045
Cumulative effect of change in accounting principle, net of taxes of $92             (161)            -
                                                                              ------------  ------------
          Net income                                                          $       915   $     1,045
                                                                              ============  ============

Earnings per share:
     Basic                                                                    $      0.25   $      0.20
     Diluted                                                                  $      0.24   $      0.20

Weighted average shares outstanding:
     Basic                                                                      3,689,671     5,279,203
     Diluted                                                                    3,853,577     5,279,203

     See accompanying notes to unaudited consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Three Months Ended March 31, 2001 and 2000
                                (In Thousands)
                                  (Unaudited)

                                                                                                  Accumulated
                                                          Additional                                 Other
                                                 Common    Paid-in      Unearned      Retained   Comprehensive  Treasury
                                                 Stock     Capital    Compensation    Earnings   Income (Loss)   Stock       Total
                                                 -----     -------    ------------    --------   -------------  -------     -------
Balance at December 31, 2000                   $    60   $ 57,954       $ (5,742)     $ 38,311     $    365    $ (20,189)   $70,759
                                                                                                                            -------

Comprehensive income:
Net income                                           -          -              -           915            -            -        915
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                        -          -              -             -        1,297            -      1,297
                                                                                                                            -------
           Total comprehensive income                                                                                         2,212
                                                                                                                            -------

Decrease in unearned compensation                    -         46            215             -            -            -        261

Cash dividends declared                              -          -              -          (280)           -            -       (280)

Treasury stock purchased (207,446 shares)            -          -              -             -            -       (3,050)    (3,050)
                                               -------   --------       --------      --------     --------    ---------    -------
Balance at March 31, 2001                      $    60   $ 58,000       $ (5,527)     $ 38,946     $  1,662    $ (23,239)   $69,902
                                               =======   ========       ========      ========     ========    =========    =======

Balance at December 31, 1999                   $    60   $ 57,874       $ (6,604)     $35,230      $ (3,875)   $  (1,790)   $80,895
                                                                                                                            -------

Comprehensive income:
Net income                                           -          -              -         1,045            -            -      1,045
Change in net unrealized gain (loss) on
   securities available for sale, net
   of reclassification adjustment and tax
   effects                                           -          -              -             -          144            -        144
                                                                                                                            -------
           Total comprehensive income                                                                                         1,189
                                                                                                                            -------

Decrease in unearned compensation                    -          -            220             -            -            -        220

Cash dividends declared                              -          -              -          (265)           -            -       (265)

Treasury stock purchased (692,332 shares)            -          -              -             -            -       (7,043)    (7,043)
                                               -------   --------       --------      --------     --------    ---------    -------
Balance at March 31, 2000                      $    60   $ 57,874       $ (6,384)     $ 36,010     $ (3,731)   $  (8,833)   $74,996
                                               =======   ========       ========      ========     ========    =========    =======

See accompanying notes to unaudited consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                                        Unaudited
                                                                                                 Three Months Ended March 31,
                                                                                                    2001            2000
                                                                                                 ------------    ------------
Cash flows from operating activities:
    Net income                                                                                   $       915     $     1,045
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                                                        -              20
          Net accretion of investments                                                                   (20)            (19)
          Depreciation and amortization                                                                  230             226
          Employee stock ownership plan expense                                                          142              96
          Stock-based incentive plan expense                                                             119             124
          Gain on sales and disposition of securities, net                                              (115)           (318)
          Gain on sale of loans held for sale                                                            (70)              -
          (Gain) loss on sale of other real estate owned                                                  (4)              1
          Amortization of goodwill                                                                        20              19
          Changes in operating assets and liabilities:
               Loans held for sale                                                                    14,383               -
               Accrued interest receivable                                                                86            (529)
               Accrued expenses and other liabilities                                                    415             807
               Other, net                                                                                 95             361
                                                                                                 ------------    ------------
                          Net cash provided by operating activities                                   16,196           1,833
                                                                                                 ------------    ------------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                                 540           1,500
    Purchases of securities available for sale                                                        (1,486)        (24,426)
    Principal payments on mortgage-backed investments                                                  4,059           2,572
    Purchases of Federal Home Loan Bank stock                                                              -          (1,908)
    Loans originated/purchased, net of loan payments received                                            755         (24,890)
    Purchases of banking premises and equipment                                                         (327)            (93)
    Proceeds from sales of foreclosed real estate                                                         65             741
    Payment to purchase Agan Insurance Agency, Inc.                                                        -            (800)
                                                                                                 ------------    ------------
                          Net cash provide by (used in) investing activities                           3,606         (47,304)
                                                                                                 ------------    ------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                                                 (423)         16,713
    Net increase (decrease) in short-term borrowings                                                 (65,948)         35,207
    Proceeds from issuance of long-term debt                                                          50,000               -
    Net increase in mortgagors' escrow accounts                                                          783             605
    Cash dividends paid                                                                                 (280)           (265)
    Treasury stock purchased                                                                          (2,808)         (3,189)
                                                                                                 ------------    ------------
                          Net cash (used in) provided by financing activities                        (18,676)         49,071
                                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                                              1,126           3,600

Cash and cash equivalents at beginning of period                                                      25,368          16,185

                                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                                       $    26,494     $    19,785
                                                                                                 ============    ============

Supplemental cash flow information:
    Interest paid on deposits                                                                    $     3,206     $     2,073
    Interest paid on borrowings                                                                        3,601           2,619
    Income taxes paid                                                                                    264              30
    Purchase of treasury stock - trade date accounting                                                   242           3,854

     See accompanying notes to unaudited consolidated financial statements

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2001

1. Consolidated Financial Statements
The Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the "Company") included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Consolidated Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 2000. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as a hedging instrument. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For derivatives not designated as hedging instruments, changes in fair value will be recognized in net income in the period of change. The Company adopted this Statement on January 1, 2001.

As part of the interest rate risk management, the Company has entered into interest rate swap agreements with a notional amount of $40 million at March 31, 2001. These swap agreements are used to hedge a portfolio of brokered certificates of deposit. All of the swaps are designated as a fair value hedge since they are used to convert the cost of the certificates of deposit from a fixed to variable rate. Since the hedge relationship is estimated to be 100 percent effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there will be no impact on the statement of income or on comprehensive income. The application of SFAS No. 133 results in the grossing up of the balance sheet to reflect the swap and the certificates of deposit at fair value. At March 31, 2001 the fair value (or replacement cost) of these swap agreements was approximately $39,238. Under SFAS No. 133, the Company now recognizes a swap asset of $39,238 in other assets and an increase in other liabilities of $39,238.

In addition to the interest rate swaps used to hedge the costs of brokered certificates of deposit, the Company has entered into a swap agreement with a notional amount of $10 million at March 31, 2001 to hedge fixed rate retail certificates of deposit. This swap agreement is designated a cash flow hedge since it converts a portion of the retail certificates of deposit from a fixed rate to a variable rate. Because the hedged retail certificates of deposit are not perfectly correlated, the Company has recognized the increase in fair value of the swaps as current income. As of January 1, 2001, the cumulative effect from the adoption of FAS 133 related to these swaps was a fair value gain of $117,166. During the first quarter of 2001 the Company recognized an additional gain in fair value of $174,698.

The Company also has interest rate protection agreements (caps) with a notional amount of $160 million at March 31, 2001. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company paid premiums of $560,000 for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively "capping" its interest rate cost for the duration of the agreements. In accordance with SFAS No. 133, management designates these caps as cash-flow hedges. As such, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. As of January 1, 2001, the cumulative effect from the adoption of FAS 133 related to these caps was a fair value loss of $350,618. During the first quarter of 2001 the Company recognized a fair value gain of $29,733.

The Company also has interest rate protection agreements (floors) with a notional amount of $10 million at March 31, 2001. These floors are used to limit the Company's exposure to falling interest rates on its interest sensitive assets. Under these agreements the Company paid up front premiums of $134,000 for the right to receive cash flow payments below the predetermined floor rate; thus, effectively flooring its interest income for the duration of the agreements. In accordance with SFAS No. 133, management designates these caps as cash-flow hedges. As such, the interest rate floor is carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. As of January 1, 2001, the cumulative effect from the adoption of FAS 133 related to these floors was a fair value loss of $10,668. During the first quarter of 2001 the Company recognized a fair value gain of $6,201.

The Company has written call options for stocks held in its portfolio or that are purchased simultaneous to the sale of the option. The Company receives a premium for selling the call and may be obligated to sell the underlying stock if the strike price is reached. The call premium is classified as a liability until the option expires. If the strike price for the stock is reached, the Company may be required to sell the stock to the option holder. The Company would record a gain on the sale of the stock, including the option premium. Should the strike price not be reached, the option holder would not exercise the option to purchase the stock and the Company would record the premium as ordinary income. The Company uses call options to enhance the short-term earnings of its equity portfolio. In accordance with SFAS No. 133, management designates these call options as cash-flow hedges. For a qualifying cash flow hedge, a call option will be carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. As of January 1, 2001, the cumulative effect from the adoption of FAS 133 related to these call options was a fair value loss of $9,055. During the first quarter of 2001 the Company recognized a fair value gain of $32,007.

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

                                                                      Unaudited
                                                             Three Months Ended March 31,
                                                           2001                       2000
                                                      ----------------          -----------------
Net income                                            $           915           $          1,045

Weighted average shares outstanding:
    Weighted average shares outstanding                     5,998,860                  5,998,860
    Less: unearned ESOP shares                               (399,813)                  (439,806)
    Less: treasury shares                                  (1,909,376)                  (279,851)
                                                      ----------------          -----------------
        Basic                                               3,689,671                  5,279,203

              Effect of dilutive stock options                163,906                          -
                                                      ----------------          -----------------
        Diluted                                             3,853,577                  5,279,203
                                                      ================          =================

4. Dividends
On April 20, 2001, the Company declared a cash dividend of $0.07 per share payable on May 24, 2001 to shareholders of record as of the close of business on May 4, 2001.

5. Loan commitments
Outstanding loan commitments totaled $15.4 million at March 31, 2001 compared to $7.3 million at December 31, 2000. At March 31, 2001 and December 31, 2000, the Company had no commitments to purchase loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2001 and 2000, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Total assets decreased $15.8 million, or 2.5%, to $626.7 million at March 31, 2001, from $642.5 million at December 31, 2000, largely due to the sale of $14.3 million in loans held for sale in January 2001. The reduction in assets and stable deposit base allowed the Company to reduce its outstanding FHLB advances by $15.9 million in the first quarter of 2001. Total stockholders' equity declined $857,000 to $69.9 million at March 31, 2001 reflecting share repurchases totaling $3.1 million, offset by net income of $915,000 and an increase of $1.3 million in the net unrealized gain on securities available for sale, net of taxes.

Investments
At March 31, 2001, the Company's securities portfolio totaled $175.8 million, or 28.1% of assets, all of which was categorized as available-for-sale. The following table sets forth information regarding the amortized cost and market values of the Company's investment securities.

                                                        March 31, 2001                      December 31, 2000
                                                 --------------------------------     ----------------------------------
                                                    Amortized           Fair             Amortized            Fair
                                                       Cost            Value                Cost              Value
                                                 -------------      -------------     ---------------     --------------
                                                                          (Dollars In Thousands)
Equity securities:
   Preferred stock                               $      3,490       $      3,374      $      3,243        $       2,916
   Common stock                                        12,468             12,454            11,654               12,063
   Trust preferred                                     19,459             19,210            19,455               18,191
                                                 -------------      -------------     -------------       --------------
     Total equity securities                           35,417             35,038            34,352               33,170
                                                 -------------      -------------     -------------       --------------

Mortgage-backed and mortgage-related securities:
   Freddie Mac                                         25,005             25,576            25,730               26,017
   Fannie Mae                                          70,789             73,363            72,992               75,052
   Ginnie Mae                                          35,821             35,428            36,833               36,031
   REMICS                                               6,169              6,416             6,272                6,463
                                                 -------------      -------------     -------------       --------------
     Total mortgage-backed securities                 137,784            140,783           141,827              143,563
                                                 -------------      -------------     -------------       --------------
       Total securities (1)                      $    173,201       $    175,821      $    176,179        $     176,733
                                                 =============      =============     =============       ==============

(1) Does not include $13.8 million of FHLB-Boston stock held at March 31, 2001 and December 31, 2000.

Securities available for sale decreased $912,000, or 0.5%, primarily due to principal payments on mortgage-backed securities totaling $4.1 million offset by an increase of $2.1 million in the net unrealized gain on securities available for sale.

Lending Activities

At March 31, 2001, the Company's gross loan portfolio was $390.5 million, or 62.3%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

                                                      March 31, 2001                        December 31, 2000
                                             ---------------------------------       --------------------------------
                                                                   Percent                                Percent
                                                Amount             of Total             Amount            of Total
                                             -------------       -------------       -------------      -------------
                                                                      (Dollars In Thousands)
Real estate loans
    One- to four-family                      $    223,878              55.53%        $    225,144             55.92%
    Multi-family                                   33,834               8.39%              33,529              8.33%
    Commercial                                     29,184               7.24%              29,257              7.27%
    Construction and development                   12,548               3.11%              11,361              2.82%
                                             ------------        -----------         ------------       -----------
        Total real estate loans                   299,444              74.27%             299,291             74.34%
                                             ------------        -----------         ------------       -----------

Consumer loans
    Home equity loans                              81,789              20.28%              81,888             20.34%
    Automobile                                     12,984               3.22%              12,941              3.21%
    Other                                           3,515               0.87%               3,550              0.88%
                                             ------------        -----------         ------------       -----------
        Total consumer loans                       98,288              24.37%              98,379             24.43%
                                             ------------        -----------         ------------       -----------
Commercial loans                                    5,469               1.36%               4,936              1.23%
                                             ------------        -----------         ------------       -----------
        Total loans                               403,201             100.00%             402,606            100.00%
                                                                 ===========                            ===========

Less:
    Unadvanced loan funds (1)                     (10,907)                                 (9,537)
    Deferred loan origination costs                   813                                     807
    Allowance for loan losses                      (2,576)                                 (2,590)
                                             ------------                            ------------
        Net loans                            $    390,531                            $    391,286
                                             ============                            ============

(1)  Includes committed but unadvanced loan amounts.

Total gross loans rose $595,000, or 0.1%, during the three months ended March 31, 2001 reflecting loan originations, partially offset by prepayments and amortization of the existing portfolio.

Non-performing Assets
The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

                                                          March 31,            December 31,
                                                            2001                  2000
                                                        -------------         -------------
                                                              (Dollars in Thousands)
Nonaccruing loans:
    Real estate:
      One- to four- family                              $        113          $          4
      Commercial                                                 224                   235
    Home equity loans                                             36                    22
                                                        ------------          ------------
      Total                                                      373                   261
Other real estate owned, net (1)                                   -                    61
                                                        ------------          ------------
    Total non-performing assets                                  373                   322
Troubled debt restructurings                                       -                     -
Troubled debt restructurings and
                                                        ------------          ------------
    total non-performing assets                         $        373          $        322
                                                        ============          ============
Total non-performing loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)                           0.09%                 0.07%
Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets (3)                              0.06%                 0.05%

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

                                                                At or for the Three Months
                                                                      Ended March 31,
                                                          ------------------------------------
                                                             2001                     2000
                                                          -----------              -----------
                                                                  (Dollars in Thousands)
Allowance for loan losses, beginning of period            $    2,590               $   2,309

Charged-off loans:
    Real estate                                                    -                        -
    Consumer                                                      21                       30
                                                          ----------               ----------
      Total charged-off loans                                     21                       30
                                                          ----------               ----------

Recoveries on loans previously charged-off:

    Real estate                                                    -                        2
    Consumer                                                       7                        9
                                                          ----------               ----------
      Total recoveries                                             7                       11
                                                          ----------              -----------
Net loans charged off                                             14                       19
Provision for loan losses                                          -                       20
                                                          ----------              -----------
Allowance for loan losses, end of period                  $    2,576              $     2,310
                                                          ==========              ===========
Net loans charged-off to average
    interest-earning loans                                      0.01%                    0.02%
Allowance for loan losses to total loans (1)                    0.66%                    0.69%
Allowance for loan losses to non-performing
    loans and troubled debt restructurings (2)                690.62%                 1833.33%
Net loans charged-off to allowance for loan losses              2.17%                    3.29%
Recoveries to charge-offs                                      33.33%                   36.67%

(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2) Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits
The following table sets forth the distribution of deposit accounts for the periods indicated.

                               March 31, 2001            December 31, 2000
                          -------------------------    -----------------------
                                          Percent                    Percent
                                          of Total                   of Total
                            Balance       Deposits       Balance     Deposits
                           -----------    ----------    -----------  ----------
                                           (Dollars In Thousands)

Demand deposits           $   18,814         5.79%      $   16,165       4.97%
Savings                       68,700        21.15%          65,250      20.06%
Money market                  27,342         8.42%          27,034       8.31%
NOW                           57,375        17.66%          48,217      14.82%
Brokered deposits             39,912        12.29%          49,857      15.33%
Certificates of deposit      112,689        34.69%         118,732      36.51%
                          ----------     --------       ----------   --------
    Total deposits        $  324,832       100.00%      $  325,255     100.00%
                          ==========     ========       ==========   ========



Core deposits, excluding brokered deposits and certificates of deposit, increased $15.6 million, or 9.9%, to $172.2 million at March 31, 2001 from $156.6 million at December 31, 2000 primarily reflecting strong demand for the Company's products, particularly demand, savings and NOW accounts.

During the three months ended March 31, 2001, the Company redeemed $10.0 million of brokered certificates of deposit because the interest rate paid on such deposits was significantly higher than the prevailing market rate for similar deposits. The Company from time to time utilizes brokered deposits as an alternate source of funding and to reduce dependence on FHLB advances when such brokered deposits have competitive interest rates. These brokered deposits have maturities of between five and ten years and are callable, at the option of the Company, beginning after one year.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

General

The Company reported net income of $915,000 or $0.24 per diluted share for the quarter ended March 31, 2001 compared to $1.0 million or $0.20 per diluted share for the same period last year.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth, for the periods indicated, average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities. The average yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. The yields and costs are annualized. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

                                                                          For the Three Months Ended March 31,
                                                     -------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                     ------------------------------------     --------------------------------------
                                                                                Average                                     Average
                                                      Average                    Yield/        Average                       Yield/
                                                      Balance      Interest       Rate         Balance         Interest       Rate
                                                     ----------    ---------    ---------     -----------      ---------    --------
                                                                                 (Dollars in Thousands)
Interest-earning assets: (1)
   Investments:
     Mortgage-backed securities                      $ 142,896      $ 2,419        6.77%       $ 124,258       $  2,178        7.01%
     Equity securities                                  33,930          561        6.61%          35,352            611        6.91%
   FHLB stock                                           13,750          259        7.53%           8,633            119        5.51%
   Loans: (2)
     Residential real estate loans                     253,649        4,722        7.45%         198,141          3,628        7.32%
     Commercial real estate loans                       32,380          672        8.30%          26,885            573        8.53%
     Consumer loans                                     99,153        1,930        7.89%          84,899          1,655        7.84%
     Commercial loans                                    5,213          117        8.98%           5,076            105        8.18%
                                                     ---------      --------                   ---------       --------
      Loans, net                                       390,395        7,441        7.65%         315,001          5,961        7.58%
   Other                                                22,033          280        5.08%           4,444             37        3.29%
                                                     ---------      --------                   ---------       --------
      Total interest-earning assets                    603,004       10,960        7.29%         487,688          8,906        7.31%
                                                                    --------                                   --------

Noninterest-earning assets                              33,634                                    31,357
                                                     ---------                                 ---------
      Total assets                                   $ 636,638                                 $ 519,045
                                                     =========                                 =========

Interest-bearing liabilities:
   Deposits:
     Money market accounts                            $ 26,721      $   206        3.13%       $  30,163       $    232        3.09%
     Savings accounts (3)                               67,082          314        1.90%          67,458            316        1.88%
     NOW accounts                                       49,084          216        1.78%          35,138             53        0.61%
     Certificates of deposit (4)                       164,324        2,234        5.51%         119,757          1,470        4.94%
                                                     ---------      --------                   ---------       --------
      Total interest-bearing deposits                  307,211        2,970        3.92%         252,516          2,071        3.30%
   Borrowings                                          237,017        3,575        6.03%         171,938          2,520        5.80%
                                                     ---------      --------                   ---------       --------

      Total interest-bearing liabilities               544,228        6,545        4.84%         424,454          4,591        4.31%
                                                                    --------    -------                        --------     -------

   Demand deposits                                      16,652                                    12,049
   Other noninterest-bearing liabilities                 3,621                                     3,591
                                                     ---------                                 ---------
      Total liabilities                                564,501                                   440,094
   Total stockholders' equity                           72,137                                    78,951
                                                     ---------                                 ---------
      Total liabilities and stockholders' equity     $ 636,638                                 $ 519,045
                                                     =========                                 =========
   Net interest-earning assets                       $  58,776                                 $  63,234
                                                     =========                                 =========
   Net interest income/interest
     rate spread (5)                                                $ 4,415        2.45%                       $  4,315        3.00%
                                                                    =======     =======                        ========     =======
   Net interest margin as a percentage
     of interest-earning assets (6)                                                2.93%                                       3.54%
                                                                                =======                                     =======
   Ratio of interest earning assets
     to interest-bearing liabilities                                             110.80%                                     114.90%
                                                                                =======                                     =======

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


                                                                 Three Months Ended March 31,
                                                                    2001 compared to 2000
                                                        -----------------------------------------------
                                                             Increase (Decrease)
                                                                   Due to
                                                        ------------------------------
                                                         Volume               Rate             Net
                                                        ----------         -----------      -----------
                                                                         (In Thousands)
Interest-earning assets:
     Mortgage-backed securities                         $     313          $      (72)      $      241
     Equity securities                                        (25)                (25)             (50)
     FHLB stock                                                86                  54              140
     Loans:
        Residential real estate loans                       1,032                  62            1,094
        Commercial real estate loans                          114                 (15)              99
        Consumer loans                                        264                  11              275
        Commercial loans                                        3                   9               12
                                                        ----------         -----------      -----------
           Total loans                                      1,413                  67            1,480
     Other                                                    214                  29              243
                                                        ----------         -----------      -----------
           Total interest-earning assets                $   2,001          $       53       $    2,054
                                                        ----------         -----------      -----------

Interest-bearing liabilities:
     Deposits:
        Money market accounts                           $     (28)         $        2       $      (26)
        Savings accounts (1)                                   (3)                  1               (2)
        NOW accounts                                           28                 135              163
        Certificates of deposit (2)                           582                 182              764
                                                        ----------         -----------      -----------
           Total deposits                                     579                 320              899
     Borrowings                                               953                 102            1,055
                                                        ----------         -----------      -----------
           Total interest-bearing liabilities               1,532                 422            1,954
                                                        ----------         -----------      -----------
Change in net interest income                           $     469          $     (369)      $      100
                                                        ==========         ===========      ===========


(1)  Includes interest on mortgagors' escrow deposits.
(2)  Includes interest on brokered certificates of deposit.

Net interest income totaled $4.4 million for the three months ended March 31, 2001 compared to $4.3 million for the same period in 2000, representing an increase of $100,000, or 2.3%. Net interest income rose during the quarter reflecting an increase in average interest-earning assets offset by net interest margin compression. Net interest margin declined 61 basis points to 2.93% in the first quarter of 2001 from the same period in 2000 primarily as a result of higher rates paid on FHLB advances and an increase in average FHLB advances and brokered deposits to support incremental asset growth and share repurchases.

Interest and dividend income increased $2.1 million, or 23.1%, to $11.0 million for the three months ended March 31, 2001 reflecting growth in average interest-earning assets. Average interest-earning assets totaled $603.0 million for the first quarter of 2001 compared to $487.7 million for the same period last year, representing an increase of $115.3 million, or 23.6%. Average investments increased $17.2 million, or 10.8%, resulting from the use of additional borrowings to fund purchases of mortgage-backed securities. Average loans increased $75.4 million, or 23.9%, primarily due to originations of residential real estate, commercial real estate and home equity loans and purchases of residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio.

Total interest expense increased $2.0 million, or 42.6%, to $6.5 million for the three months ended March 31, 2001 resulting primarily from an increase in average interest-bearing liabilities, and to a lesser extent, the higher rates paid on such liabilities. The average balance of interest-bearing liabilities was $544.2 million for the quarter ended March 31, 2001 as compared to $424.5 million for the same period in 2000, reflecting an increase of $119.8 million, or 28.2%. The growth in average interest-bearing liabilities largely reflects the issuance of $50.0 million of brokered certificates of deposit in 2000 as well as an increase of $65.1 million in average borrowings to fund share repurchases and incremental asset growth. Rates paid on interest-bearing liabilities rose 53 basis points principally as a result of the introduction of the Premium Investment Account, an interest-bearing checking account with a rate higher than the traditional interest checking account, the issuance of brokered certificates of deposit at a rate higher than the weighted average rate of the existing certificates of deposit portfolio and the higher interest rate environment which led to increased borrowing costs.

Provision for Loan Losses

The Company had no provision for loan losses in the first quarter of 2001 compared to provisions for loan losses of $20,000 for the same period in 2000. Management of the Company assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. At March 31, 2001, the Company's allowance for loan losses was $2.6 million, or 0.66% of total loans, and 691% of nonperforming loans and troubled debt restructurings as compared to $2.3 million, or 0.69% of total loans, and 1,833% of nonperforming loans and troubled debt restructurings as of March 31, 2000. Management believes that, based on information available at March 31, 2001, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

Other Income

Total other income was $1.2 million in the first quarter of 2001 compared to $956,000 for the same period last year. Excluding a FAS 133 gain of $242,639 recognized during the first quarter of 2001, total other income decreased $30,000, or 3.1%, for the three months ended March 31, 2001 as a result of lower gains on sales of securities offset by growth in fee income and insurance commissions as well as a $70,000 gain on the sale of loans held for sale in January 2001. Fee income increased $89,000, or 18.4%, for the first quarter of 2001 mainly due to higher fees associated with solid growth in core deposit accounts, and to a lesser extent, the introduction of an ATM fee on customers of other financial institutions in the third quarter of 2000.

Other Expenses

Other expenses increased $259,000, or 7.1%, to $3.9 million for the first quarter of 2001 compared to $3.6 million for the 2000 period. Salaries and benefits increased $50,000, or 2.6%, to $2.0 million for the three months ended March 31, 2001 as a result of standard wage increases as well as higher expenses related to the Company's employee stock ownership plan. Occupancy and equipment expenses grew $74,000, or 15.2%, primarily reflecting costs associated with the two new branches the Company purchased in the fourth quarter of 2000, the establishment of a free-standing ATM located in Holyoke, Massachusetts during the quarter ended December 31, 2000, increased utility costs related to significant price hikes and higher grounds maintenance costs due to a more severe winter in 2001 as compared to 2000. Professional service expenses were up $44,000, or 22.9%, mainly due to higher costs connected with audit and accounting and consulting services. Other general and administrative expenses increased $63,000, or 9.6%, largely as a result of the Company's larger account base, costs associated with the new branches and the free-standing ATM and purchased loan servicing fees.

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

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, the purchase of adjustable rate one-to four-family residential mortgage loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the three months ended March 31, 2001, the Company's loan originations totaled $19.9 million. At March 31, 2001, the Company's investments in mortgage-backed and equity securities totaled $175.8 million. During the three months ended March 31, 2001, total deposits decreased $423,000. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At March 31, 2001, the Company had $225.0 million of FHLB borrowings.

Outstanding loan commitments totaled $15.4 million at March 31, 2001 compared to $7.3 million at December 31, 2000. At March 31, 2001, the Company had no commitments to purchase loans. Management of the

Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2001, totaled $97.1 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of March 31, 2001, the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2001 and December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of March 31, 2001 and December 31, 2000 are also presented in the table.

                                                                                                                Minimum
                                                                                                               to be Well
                                                                                                            Capitalized Under
                                                                             Minimum for Capital            Prompt Corrective
                                                        Actual                 Adequacy Purposes            Action Provisions
                                                 ------------------          --------------------        ----------------------
                                                 Amount       Ratio          Amount         Ratio        Amount          Ratio
                                                 ------       -----          ------         -----        ------          ------
As of March 31, 2001:
--------------------

Total Capital to Risk Weighted Assets
    Company                                      $69,897      18.6%          $30,104         8.0%            N/A           N/A
    Bank                                         $57,714      15.4%          $29,895         8.0%        $37,369         10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                      $67,321      17.9%          $15,052         4.0%            N/A           N/A
    Bank                                         $55,138      14.8%          $14,947         4.0%        $22,421          6.0%

Tier 1 Capital to Average Assets
    Company                                      $67,321      10.6%          $25,395         4.0%            N/A           N/A
    Bank                                         $55,138       8.7%          $18,956         3.0% -      $31,594          5.0%
                                                                             $31,594         5.0%
As of December 31, 2000:
-----------------------

Total Capital to Risk Weighted Assets
    Company                                      $71,104      17.7%          $32,067         8.0%            N/A           N/A
    Bank                                         $60,815      15.2%          $31,966         8.0%        $39,958         10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                      $68,514      17.1%          $16,034         4.0%            N/A           N/A
    Bank                                         $58,225      14.6%          $15,983         4.0%        $23,975          6.0%

Tier 1 Capital to Average Assets
    Company                                      $68,514      10.8%          $25,363         4.0%            N/A           N/A
    Bank                                         $58,225       9.3%          $18,840         3.0% -      $31,400          5.0%
                                                                             $31,400         5.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2000. There have been no material changes in the Company's market risk since December 31, 2000.

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

None.

Item 5. Other Information.
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
        -------------------------------------------------------------

        (a)    Exhibits

               3.1     Certificate of Incorporation of Woronoco Bancorp, Inc.
                       (1)
               3.2     Amended Bylaws of Woronoco Bancorp, Inc. (2)
               4.0     Stock Certificate of Woronoco Bancorp, Inc. (1)
               10.1 Employment Agreement between Woronoco Bancorp, Inc. and Cornelius D. Mahoney
               11.0 Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 - Earnings Per Share)
        -----------------------------
               (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
               (2) Incorporated by reference into this document from the Exhibit filed with the Company's Form 10-Q on May 15, 2000.

        (b)    Reports on Form 8-K

               On January 10, 2001, Woronoco Bancorp, Inc. issued a press release which announced the completion of its fourth repurchase plan and its intention to repurchase up to an additional 10% of its 4,154,464 outstanding shares of common stock. A press release announcing the stock repurchase was filed by exhibit.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  WORONOCO BANCORP, INC.


Dated:  May 14, 2001          By: /s/ Cornelius D. Mahoney
                                  ---------------------------------------
                                    Cornelius D. Mahoney
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (principal executive officer)

Dated:  May 14, 2001          By: /s/ Debra L. Murphy
                                  ---------------------------------------
                                    Debra L. Murphy
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)