Form 10-Q
period 2001-06-30
WORONOCO BANCORP INC
filed 2001-08-14
CIK 1072886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-14671


                             WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                    04-3444269
--------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer
                                                                   Identification No.)


31 Court Street, Westfield, Massachusetts                                  01085
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (413) 568-9141
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


     The issuer had 3,917,218 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2001.

                             WORONOCO BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I.      FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at
           June 30, 2001 and December 31, 2000.................................     1

           Consolidated Income Statements for the Three
           and Six Months Ended June 30, 2001 and 2000.........................     2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Six Months Ended June 30, 2001 and 2000.....................     3

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000.............................     4

           Notes to Unaudited Consolidated Financial Statements................     5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................     9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........    27

PART II:     OTHER INFORMATION

Item 1.    Legal Proceedings...................................................    28
Item 2.    Changes in Securities and Use of Proceeds...........................    28
Item 3.    Defaults Upon Senior Securities.....................................    28
Item 4.    Submission of Matters to a Vote of Security Holders.................    28
Item 5.    Other Information...................................................    29
Item 6.    Exhibits and Reports on Form 8-K....................................    29

SIGNATURES.....................................................................    30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                              Unaudited
                                                                               June 30,      December 31,
Assets                                                                           2001             2000
                                                                              ---------      ------------
Cash and due from banks                                                       $  19,165        $  13,414
Interest-bearing balances                                                         4,036           11,954
                                                                              ---------        ---------
         Total cash and cash equivalents                                         23,201           25,368

Securities available for sale, at fair value                                    167,613          176,733
Federal Home Loan Bank stock, at cost                                            13,750           13,750
Loans held for sale                                                                  -            14,313
Loans, net of allowance for loan losses ($2,646 at
   June 30, 2001 and $2,590 at December 31, 2000)                               409,340          391,286
Other real estate owned, net                                                        277               61
Premises and equipment, net                                                      11,130           11,131
Accrued interest receivable                                                       3,125            3,374
Goodwill                                                                            659              698
Net deferred tax asset                                                            1,060            1,791
Cash surrender value of life insurance                                            2,326            2,238
Other assets                                                                        183            1,717
                                                                              ---------        ---------
         Total assets                                                         $ 632,664        $ 642,460
                                                                              =========        =========

Liabilities and Stockholders' Equity

Deposits                                                                      $ 327,562        $ 325,255
Short-term borrowings                                                            53,515          136,031
Long-term debt                                                                  175,000          105,000
Mortgagors' escrow accounts                                                         809              871
Accrued expenses and other liabilities                                            5,346            4,544
                                                                              ---------        ---------
         Total liabilities                                                      562,232          571,701
                                                                              ---------        ---------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                   -                -
    Common stock ($.01 par value; 16,000,000 shares authorized;
      shares issued: 5,998,860 at June 30, 2001 and December 31,
      2000; shares outstanding: 3,927,518 at June 30, 2001 and
      4,154,464 at December 31, 2000)                                                60               60
    Additional paid-in capital                                                   58,051           57,954
    Unearned compensation                                                        (5,307)          (5,742)
    Retained earnings                                                            39,533           38,311
    Accumulated other comprehensive income - net unrealized
      gain on securities available-for-sale, net of tax effects                   1,626              365
    Treasury stock, at cost (2,071,342 shares at June 30, 2001
      and 1,844,396 shares at December 31, 2000)                                (23,531)         (20,189)
                                                                              ---------        ---------
         Total stockholders' equity                                              70,432           70,759
                                                                              ---------        ---------
         Total liabilities and stockholders' equity                           $ 632,664        $ 642,460
                                                                              =========        =========

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 (Dollars In Thousands Except Per Share Amounts)

                                                                     Unaudited                     Unaudited
                                                                Three Months Ended             Six Months Ended
                                                                      June 30,                     June 30,
                                                            --------------------------   --------------------------
                                                                2001           2000          2001           2000
                                                            -----------    -----------   -----------    -----------
Interest and dividend income:
    Interest and fees on loans                              $     7,372    $     6,531   $    14,813    $    12,492
    Interest and dividends on securities:
      Interest                                                    2,226          2,406         4,645          4,584
      Dividends                                                     825            780         1,645          1,510
    Interest on federal funds sold                                   27             24           188             24
    Other interest income                                            63             89           182            126
                                                            -----------    -----------   -----------    -----------
          Total interest and dividend income                     10,513          9,830        21,473         18,736
                                                            -----------    -----------   -----------    -----------

Interest expense:
    Interest on deposits                                          2,809          2,437         5,779          4,508
    Interest on borrowings                                        2,990          3,233         6,565          5,753
                                                            -----------    -----------   -----------    -----------
          Total interest expense                                  5,799          5,670        12,344         10,261
                                                            -----------    -----------   -----------    -----------

Net interest income                                               4,714          4,160         9,129          8,475
Provision for loan losses                                            85             40            85             60
                                                            -----------    -----------   -----------    -----------

Net interest income, after provision for loan losses              4,629          4,120         9,044          8,415
                                                            -----------    -----------   -----------    -----------

Other income:
    Fee income                                                      611            542         1,184          1,026
    Insurance commissions                                           113            122           244            239
    Gain on sales and disposition of securities, net                228            321           343            639
    Gain on sales of loans, net                                       -              -            70              -
    Loss on derivative instruments and hedging activities          (311)             -           (68)             -
    Other income                                                     50             77            97            114
                                                            -----------    -----------   -----------    -----------
          Total other income                                        691          1,062         1,870          2,018
                                                            -----------    -----------   -----------    -----------

Other expenses:
    Salaries and employee benefits                                2,092          1,925         4,098          3,881
    Occupancy and equipment                                         532            460         1,093            947
    Marketing                                                       223            236           373            382
    Professional services                                           270            235           506            427
    Data processing                                                 218            191           445            394
    Other general and administrative                                751            608         1,471          1,265
                                                            -----------    -----------   -----------    -----------
          Total other expenses                                    4,086          3,655         7,986          7,296
                                                            -----------    -----------   -----------    -----------

Income before income tax expense                                  1,234          1,527         2,928          3,137
Income tax expense                                                  427            528         1,045          1,093
                                                            -----------    -----------   -----------    -----------
Net income before cumulative effect of change in
   accounting principle                                             807            999         1,883          2,044
Cumulative effect of change in accounting principle,
   net of tax benefit of $92                                          -              -          (161)             -
                                                            -----------    -----------   -----------    -----------
          Net income                                        $       807    $       999   $     1,722    $     2,044
                                                            ===========    ===========   ===========    ===========

Earnings per share:
     Basic                                                  $      0.23    $      0.22   $      0.48    $      0.42
     Diluted                                                $      0.22    $      0.22   $      0.45    $      0.41

Weighted average shares outstanding:
     Basic                                                    3,542,026      4,568,297     3,615,386      4,923,695
     Diluted                                                  3,718,299      4,597,900     3,785,373      4,936,317

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2001 and 2000
                                 (In Thousands)
                                   (Unaudited)

                                                                                                   Accumulated
                                                               Additional                             Other
                                                       Common    Paid-in    Unearned    Retained  Comprehensive  Treasury
                                                        Stock    Capital  Compensation  Earnings  Income (Loss)    Stock      Total
                                                      -------- ---------- ------------ ---------- -------------- --------  ---------
Balance at December 31, 2000                           $    60  $ 57,954    $ (5,742)   $ 38,311    $    365    $(20,189)  $ 70,759
                                                                                                                           --------

Comprehensive income:
Net income                                                   -         -           -       1,722           -           -      1,722
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                                -         -           -           -       1,261           -      1,261
                                                                                                                           --------
           Total comprehensive income                                                                                         2,983
                                                                                                                           --------

Decrease in unearned compensation                            -        97         435           -           -           -        532

Cash dividends declared                                      -         -           -        (500)          -           -       (500)

Treasury stock purchased (227,446 shares)                    -         -           -           -           -      (3,348)    (3,348)

Treasury stock reissued in connection with Company's
    stock-based incentive plan (500 shares)                  -         -           -           -           -           6          6
                                                       -------  --------    --------    --------    --------    --------   --------
Balance at June 30, 2001                               $    60  $ 58,051    $ (5,307)   $ 39,533    $  1,626    $(23,531)  $ 70,432
                                                       =======  ========    ========    ========    ========    ========   ========


Balance at December 31, 1999                           $    60  $ 57,874    $ (6,604)   $ 35,230    $ (3,875)   $ (1,790)  $ 80,895
                                                                                                                           --------

Comprehensive income:
Net income                                                   -         -           -       2,044           -           -      2,044
Change in net unrealized loss on securities
   available for sale, net of reclassification
   adjustment and tax effects                                -         -           -           -        (491)          -       (491)
                                                                                                                           --------
           Total comprehensive income                                                                                         1,553
                                                                                                                           --------

Decrease in unearned compensation                            -         6         428           -           -           -        434

Cash dividends declared                                      -         -           -        (509)          -           -       (509)

Treasury stock purchased (1,010,342 shares)                  -         -           -           -           -     (10,340)   (10,340)
                                                       -------  --------    --------    --------    --------    --------   --------

Balance at June 30, 2000                               $    60  $ 57,880    $ (6,176)   $ 36,765    $ (4,366)   $(12,130)  $ 72,033
                                                       =======  ========    ========    ========    ========    ========   ========

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                           Unaudited
                                                                                   Six Months Ended June 30,
                                                                                        2001        2000
                                                                                  ------------- ------------
Cash flows from operating activities:
    Net income                                                                        $  1,722    $  2,044
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                         85          60
          Net accretion of investments                                                      (1)        (35)
          Depreciation and amortization                                                    485         448
          Employee stock ownership plan expense                                            289         202
          Stock-based incentive plan expense                                               243         232
          Gain on sales and disposition of securities, net                                (343)       (639)
          Gain on sale of loans held for sale                                              (70)          -
          Gain on sale of other real estate owned                                           (4)         (5)
          Amortization of goodwill                                                          39          39
          Changes in operating assets and liabilities:
               Loans held for sale                                                      14,383           -
               Accrued interest receivable                                                 249        (533)
               Accrued expenses and other liabilities                                      750      (1,648)
               Other, net                                                                1,431         234
                                                                                      --------    --------
                          Net cash provided by operating activities                     19,258         399
                                                                                      --------    --------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                 2,631       4,072
    Purchases of securities available for sale                                          (3,734)    (41,620)
    Principal payments on mortgage-backed investments                                   12,574       5,743
    Purchases of Federal Home Loan Bank stock                                                -      (3,308)
    Loans originated/purchased, net of loan payments received                          (18,364)    (50,503)
    Purchases of banking premises and equipment                                           (484)       (178)
    Proceeds from sales of foreclosed real estate                                           65         853
    Payment to purchase Agan Insurance Agency, Inc.                                          -        (800)
                                                                                      --------    --------
                          Net cash used in investing activities                         (7,312)    (85,741)
                                                                                      --------    --------

Cash flows from financing activities:
    Net increase in deposits                                                             2,307      48,352
    Net (decrease) increase in short-term borrowings                                   (82,516)     46,666
    Proceeds from issuance of long-term debt                                            70,000           -
    Net decrease in mortgagors' escrow accounts                                            (62)       (100)
    Cash dividends paid                                                                   (500)       (509)
    Treasury stock purchased                                                            (3,348)    (10,340)
    Treasury stock reissued in connection with stock-based incentive plan                    6           -
                                                                                      --------    --------
                          Net cash (used in) provided by financing activities          (14,113)     84,069
                                                                                      --------    --------

Net decrease in cash and cash equivalents                                               (2,167)     (1,273)

Cash and cash equivalents at beginning of period                                        25,368      16,185

                                                                                      --------    --------
Cash and cash equivalents at end of period                                            $ 23,201    $ 14,912
                                                                                      ========    ========

Supplemental cash flow information:
    Interest paid on deposits                                                         $  3,283    $  4,559
    Interest paid on borrowings                                                          3,193       5,641
    Income taxes paid                                                                    1,079       1,040
    Transfers from loans to other real estate owned                                        225          51

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  At and for the Six Months Ended June 30, 2001

1. Unaudited Consolidated Financial Statements
The Unaudited Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the "Company") included herein are unaudited, and in the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission ("SEC") Form 10-K and accompanying Notes to the Consolidated Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 2000. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three and six month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2. New Accounting Pronouncements
On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, effective January 1, 2001, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. Management is evaluating the impact of the adoption of this statement. At a minimum, after December 31, 2001 the Company will not recognize goodwill amortization of $78,000 per year. In addition management will be required to determine if at December 31, 2001 the remaining goodwill is impaired.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as a hedging instrument. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For derivatives not designated as hedging instruments, changes in fair value will be recognized in net income in the period of change. The Company adopted this Statement on January 1, 2001.

As part of the interest rate risk management, the Company entered into interest rate swap agreements with a notional amount of $30 million at June 30, 2001. These swap agreements are used to hedge a portfolio of brokered certificates of deposit. All of the swaps are designated as a fair value hedge since they are used to convert the cost of the certificates of deposit from a fixed to variable rate. Since the hedge relationship is estimated to be 100 percent effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there will be no impact on the statement of income or on comprehensive income. The application of SFAS No. 133 results in the grossing up of the balance sheet to reflect the swap and the certificates of deposit at fair value. At June 30, 2001 the fair value loss of these swap agreements was approximately $645,055. Under SFAS No. 133, the Company recognized a reduction of $645,055 in other assets and other liabilities.

In the first quarter of 2000, the Company entered into a swap agreement with a notional amount of $10 million to hedge fixed rate retail certificates of deposit. This swap agreement was designated a cash flow hedge since it converted a portion of the retail certificates of deposit from a fixed rate to a variable rate. Because the hedged retail certificates of deposit were not perfectly correlated, the Company recognized the increase in fair value of the swaps as current income. As of January 1, 2001, the cumulative effect from the adoption of SFAS 133 related to these swaps was a fair value gain of $117,166. During the first quarter of 2001 the Company recognized an additional gain in fair value of $174,698. Since this swap agreement terminated in the second quarter of 2001, the Company recognized a loss of $291,864 for the three months ended June 30, 2001 to offset the cumulative gain.

The Company also has interest rate protection agreements (caps) with a notional amount of $150 million at June 30, 2001. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company paid premiums of $480,000 for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively "capping" its interest rate cost for the duration of the agreements. In accordance with SFAS No. 133, management designates these caps as cash-flow hedges. As such, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. As of January 1, 2001, the cumulative effect from the adoption of FAS 133, related to these caps as well as caps which expired in the second quarter of 2001, was a fair value loss of $350,618. During the second quarter of 2001 the Company recognized a fair value loss of $2,691.

The Company had interest rate protection agreements (floors) with a notional amount of $10 million which expired during the second quarter of 2001. These floors were used to limit the Company's exposure to falling interest rates on its interest sensitive assets. Under these agreements the Company paid up front premiums of $134,000 for the right to receive cash flow payments below the predetermined floor rate; thus, effectively flooring its interest income for the duration of the agreements. In accordance with SFAS No. 133, management designated these caps as cash-flow hedges. As such, the interest rate floor was carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value would have been recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. As of January 1, 2001, the cumulative effect from the adoption of FAS 133 related to these floors was a fair value loss of $10,668. During the second quarter of 2001 the Company recognized a fair value gain of $4,467 to offset the cumulative loss.

The Company has written call options for stocks held in its portfolio or that are purchased simultaneous to the sale of the option. The Company receives a premium for selling the call and may be obligated to sell the underlying stock if the strike price is reached. The call premium is classified as a liability until the option expires. If the strike price for the stock is reached, the Company may be required to sell the stock to the option holder. The Company would record a gain on the sale of the stock, including the option premium. Should the strike price not be reached, the option holder would not exercise the option to purchase the stock and the Company would record the premium as ordinary income. The Company uses call options to enhance the short-term earnings of its equity portfolio. In accordance with SFAS No. 133, management designates these call options as cash-flow hedges. For a qualifying cash flow hedge, a call option will be carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. As of January 1, 2001, the cumulative effect from the adoption of FAS 133 related to these call options was a fair value loss of $9,055. During the second quarter of 2001 the Company recognized a fair value loss of $20,438.

In September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitization of financial assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

3. Earnings Per Share
Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive shares, such as stock options, had been issued. However, options will have a dilutive effect only when the average market price of the common stock exceeds the exercise price of the options.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated (dollars in thousands except share amounts and per share amounts).

                                                           Unaudited                          Unaudited
                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                      2001           2000                2001           2000
                                                  -----------    ------------        -----------    ------------
Net income                                        $       807    $       999         $     1,722    $      2,044

Weighted average shares outstanding:
     Weighted average shares outstanding            5,998,860      5,998,860           5,998,860       5,998,860
     Less: unearned ESOP shares                      (389,816)      (429,808)           (394,842)       (434,862)
     Less: treasury shares                         (2,067,018)    (1,000,755)         (1,988,632)       (640,303)
                                                  -----------    -----------         -----------    ------------
         Basic                                      3,542,026      4,568,297           3,615,386       4,923,695

               Effect of dilutive stock options       176,273         29,603             169,987          12,622

                                                  -----------    -----------         -----------    ------------
         Diluted                                    3,718,299      4,597,900           3,785,373       4,936,317
                                                  ===========    ===========         ===========    ============
Net income per share:
     Basic                                        $      0.23    $      0.22         $      0.48    $       0.42
     Diluted                                      $      0.22    $      0.22         $      0.45    $       0.41


4. Dividends
On July 18, 2001, the Company declared a cash dividend of $0.08 per share payable on August 23, 2001 to shareholders of record as of the close of business on August 3, 2001.

5. Loan commitments
Outstanding loan commitments totaled $33.9 million at June 30, 2001 compared to $7.3 million at December 31, 2000. At June 30, 2001 and December 31, 2000, the Company had no commitments to purchase loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2001 and 2000, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets decreased $9.8 million, or 1.5%, to $632.7 million at June 30, 2001, from $642.5 million at December 31, 2000, largely due to the sale of $14.3 million in loans held for sale, a decrease of $9.1 million in securities available for sale balances mainly related to principal payments on mortgage-backed securities and the use of $7.9 million in interest-bearing balances to pay down FHLB advances, partially offset by an increase of $18.1 million in net loans. The reduction in assets and stable deposit base allowed the Company to reduce its outstanding FHLB advances by $12.6 million for the six months ended June 30, 2001. Total stockholders' equity declined $327,000 to $70.4 million at June 30, 2001 reflecting share repurchases totaling $3.3 million, offset by net income of $1.7 million and an increase of $1.3 million in the net unrealized gain on securities available for sale, net of taxes.

Investments

At June 30, 2001, the Company's securities portfolio totaled $167.6 million, or 26.5% of assets, all of which was categorized as available-for-sale. The following table sets forth information regarding the amortized cost and market values of the Company's investment securities.

                                                     June 30, 2001        December 31, 2000
                                                  -------------------- ----------------------
                                                  Amortized      Fair   Amortized      Fair
                                                     Cost       Value      Cost       Value
                                                  ---------- --------- -----------  ---------
                                                              Dollars In Thousands
Equity securities:
   Preferred stock                                 $  3,478   $  3,458   $  3,243   $  2,916
   Common stock                                      12,740     13,080     11,654     12,063
   Trust preferred                                   19,590     19,681     19,455     18,191
                                                   --------   --------   --------   --------
      Total equity securities                        35,808     36,219     34,352     33,170
                                                   --------   --------   --------   --------

Mortgage-backed and mortgage-related securities:
   Freddie Mac                                       23,641     24,060     25,730     26,017
   Fannie Mae                                        66,669     68,816     72,992     75,052
   Ginnie Mae                                        32,977     32,307     36,833     36,031

   REMICS                                             5,958      6,211      6,272      6,463
                                                   --------   --------   --------   --------
      Total mortgage-backed securities              129,245    131,394    141,827    143,563
                                                   --------   --------   --------   --------
        Total securities(1)                        $165,053   $167,613   $176,179   $176,733
                                                   ========   ========   ========   ========

(1) Does not include $13.8 million of FHLB-Boston stock held at June 30, 2001 and December 31, 2000.

Securities available for sale decreased $9.1 million, or 5.2%, primarily due to principal payments on mortgage-backed securities totaling $12.6 million offset by an increase of $2.0 million in the net unrealized gain on securities available for sale.

Lending Activities

At June 30, 2001, the Company's gross loan portfolio was $423.0 million, or 66.9%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

                                           June 30, 2001              December 31, 2000
                                      ----------------------     ---------------------------
                                                    Percent                         Percent
                                        Amount     of Total        Amount          of Total
                                      ---------   ----------     ---------        ----------
                                                    (Dollars In Thousands)
Real estate loans

    One- to four-family               $ 241,035      56.98%      $ 225,144           55.92%
    Multi-family                         32,652       7.72%         33,529            8.33%
    Commercial                           30,533       7.22%         29,257            7.27%
    Construction and development         12,445       2.94%         11,361            2.82%
                                      ---------     ------       ---------          ------
          Total real estate loans       316,665      74.86%        299,291           74.34%
                                      ---------     ------       ---------          ------

Consumer loans

    Home equity loans                    82,163      19.43%         81,888           20.34%
    Automobile                           13,307       3.15%         12,941            3.21%
    Other                                 3,617       0.86%          3,550            0.88%
                                      ---------     ------       ---------          ------
          Total consumer loans           99,087      23.44%         98,379           24.43%
                                      ---------     ------       ---------          ------

Commercial loans                          7,207       1.70%          4,936            1.23%
                                      ---------     ------       ---------          ------

          Total loans                   422,959     100.00%        402,606          100.00%
                                                    ======                          ======

Less:
    Unadvanced loan funds (1)           (11,699)                     (9,537)
    Deferred loan origination costs         726                         807
    Allowance for loan losses            (2,646)                     (2,590)
                                      ---------                  ----------
          Net loans                   $ 409,340                  $  391,286
                                      =========                  ==========

(1) Includes committed but unadvanced loan amounts.

Total gross loans rose $20.4 million, or 5.1%, during the six months ended June 30, 2001 largely attributable to loan origination and refinancing activity, partially offset by prepayments and amortization of the existing portfolio.

Non-performing Assets
The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

                                             June 30,  December 31,
                                               2001        2000
                                            --------- -------------
                                             (Dollars in Thousands)

Nonaccruing loans:
    Real estate:
       One- to four- family                    $ 117       $   4
       Commercial                                  -         235
    Home equity loans                             22          22
    Commercial loans                              74           -
                                               -----       -----
       Total                                     213         261
Other real estate owned, net (1)                 277          61
                                               -----       -----
    Total non-performing assets                  490         322
Troubled debt restructurings                       -           -
                                               -----       -----
Troubled debt restructurings and
    total non-performing assets                $ 490       $ 322
                                               =====       =====
Total non-performing loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)           0.05%       0.07%
Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets (3)              0.08%       0.05%

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

During the second quarter of 2001, the Company foreclosed on a commercial mortgage with an outstanding loan balance of approximately $225,000. The property was transferred to OREO from the commercial real estate nonaccruing loan category. The Company has a contract to sell the property in the third quarter of 2001 and does not anticipate a material financial impact.

Allowance for Loan Losses

Management completes a loan loss allowance sufficiency analysis on a monthly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group data and economic conditions. The allowance for loan losses is maintained through provisions for loan losses which are charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio based on management's on-going evaluation of the risks inherent in its loan portfolio, consideration of the trends in the Company's loan portfolio, the national and regional economies and the real estate market in the Company's primary lending area. The Company's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses consists of allocated, general and unallocated loss components. The allocated loss component relates to loans classified as doubtful, substandard, or special mention. These classified loans are assigned a reserve percentage based upon historical data which considered the relationship between estimated realizable value and outstanding principal balance for each product type. The reserve percentage is multiplied by the outstanding balance for each product type to determine the allocated allowance. For classified loans in which management determines that a loss is inevitable, the potential loss will be realized and charged-off.

For non-performing loans also classified as impaired, an allocated allowance is established when the discounted cash flows (or collateral value or observable market value) of the impaired loan is lower than the carrying value of that loan. Larger groups of smaller balance homogeneous consumer and residential mortgage loans are collectively evaluated for impairment. Commercial and commercial mortgage loans are handled on an individual basis.

The general loss component covers non-classified loans and is based on historical loss experience for each product type, adjusted for qualitative factors. For such loans, a reserve percentage is assigned for each product type which is multiplied by the outstanding balances to determine the allowance. Each category of non-classified loans is assigned a reserve percentage, which is multiplied by the outstanding balances to determine the unallocated allowances to be maintained. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated losses and general losses in the portfolio.

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                      At or for the Six Months
                                                           Ended June 30,
                                                     --------------------------
                                                         2001          2000
                                                     -----------  -------------
                                                       (Dollars in Thousands)

Allowance for loan losses, beginning of period         $  2,590      $  2,309

Charged-off loans:
    Real estate                                               -             -
    Consumer                                                 52            56
                                                       --------      --------
       Total charged-off loans                               52            56
                                                       --------      --------

Recoveries on loans previously charged-off:
    Real estate                                               9            14
    Consumer                                                 14            20
                                                       --------      --------
       Total recoveries                                      23            34
                                                       --------      --------
Net loans charged off                                        29            22
Provision for loan losses                                    85            60
                                                       --------      --------
Allowance for loan losses, end of period               $  2,646      $  2,347
                                                       ========      ========
Net loans charged-off to average
    interest-earning loans                                 0.01%         0.01%
Allowance for loan losses to total loans (1)               0.64%         0.65%
Allowance for loan losses to non-performing
    loans and troubled debt restructurings (2)          1242.25%      1778.03%
Net loans charged-off to allowance for loan losses         2.19%         1.87%
Recoveries to charge-offs                                 44.23%        60.71%

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

                                  June 30, 2001          December 31, 2000
                            ------------------------ ------------------------
                                           Percent                  Percent
                                          of Total                 of Total
                              Balance     Deposits     Balance     Deposits
                            ----------- ------------ ----------- ------------
                                         (Dollars In Thousands)

Demand deposits              $ 19,291        5.89%    $ 16,165        4.97%
Savings                        69,336       21.17%      65,250       20.06%
Money market                   29,484        9.00%      27,034        8.31%
NOW                            61,285       18.71%      48,217       14.82%
Brokered deposits              30,000        9.16%      49,857       15.33%
Certificates of deposit       118,166       36.07%     118,732       36.52%
                             --------      ------     --------      ------
    Total deposits           $327,562      100.00%    $325,255      100.00%
                             ========      ======     ========      ======

Core deposits, which excludes brokered deposits and certificates of deposit, increased $22.7 million, or 14.5%, to $179.4 million at June 30, 2001 from $156.7 million at December 31, 2000, primarily as a result of the active promotion of our products, the opening of our new branch in East Longmeadow and the relocation of our Ludlow branch.

During the six months ended June 30, 2001, the Company redeemed $20.0 million of brokered certificates of deposit because the interest rate paid on such deposits was significantly higher than the prevailing market rate for similar deposits. The Company from time to time utilizes brokered deposits as an alternate source of funding and to reduce dependence on FHLB advances when such brokered deposits have competitive interest rates.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000

General
The Company reported net income of $807,000 or $0.22 per diluted share for the quarter ended June 30, 2001 compared to $999,000, or $0.22 per diluted share for the same period last year. The quarterly results for 2001 include a $311,000 loss recognized as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. Excluding the SFAS No. 133 loss and the related tax benefit of $108,000, the Company's net income for the second quarter of 2001 was $1.0 million, or $0.27 per diluted share. The most significant factors influencing the operating results in the second quarter of 2001 were lower rates paid on FHLB advances, loan growth, increases in brokered deposits and FHLB advances to fund balance sheet expansion and the repurchase of stock, the impact of share repurchases and higher operating expenses.

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

                                                                         For the Three Months Ended June 30,
                                                    -------------------------------------------------------------------------
                                                                      2001                                2000
                                                    ------------------------------------- -----------------------------------
                                                                                Average                             Average
                                                      Average                    Yield/     Average                  Yield/
                                                      Balance       Interest      Rate      Balance      Interest     Rate
                                                    -----------   ------------  --------  -----------  ------------ ---------
                                                                          (Dollars in Thousands)
Interest-earning assets: (1)
   Investments:
     Mortgage-backed securities                      $ 136,601      $ 2,226      6.52%    $ 135,974     $ 2,406      7.08%
     Equity securities                                  35,485          579      6.53%       36,882         630      6.83%
   FHLB stock                                           13,750          246      7.16%       10,337         150      5.80%
   Loans: (2)
     Residential real estate loans                     256,991        4,672      7.27%      219,058       4,017      7.34%
     Commercial real estate loans                       32,456          739      9.11%       29,676         610      8.22%
     Consumer loans                                     99,057        1,844      7.47%       90,534       1,795      7.97%
     Commercial loans                                    6,132          117      7.55%        5,269         109      8.18%
                                                     ---------      -------               ---------     -------
       Loans, net                                      394,636        7,372      7.48%      344,537       6,531      7.59%
   Other                                                 9,906           90      3.59%        8,561         113      5.22%
                                                     ---------      -------               ---------     -------
       Total interest-earning assets                   590,378       10,513      7.12%      536,291       9,830      7.34%
                                                                    -------                             -------
Noninterest-earning assets                              38,507                               33,801
                                                     ---------                            ---------

         Total assets                                $ 628,885                            $ 570,092
                                                     =========                            =========

Interest-bearing liabilities:
   Deposits:
     Money market accounts                           $  28,905      $   207      2.87%    $  27,811     $   213      3.08%
     Savings accounts (3)                               70,066          331      1.89%       68,496         339      1.99%
     NOW accounts                                       58,393          257      1.77%       42,121         119      1.14%
     Certificates of deposit (4)                       161,074        2,014      5.02%      136,696       1,766      5.20%
                                                     ---------      -------               ---------     -------
       Total interest-bearing deposits                 318,438        2,809      3.54%      275,124       2,437      3.56%
   Borrowings                                          217,280        2,990      5.44%      203,913       3,233      6.27%
                                                     ---------      -------               ---------     -------
       Total interest-bearing liabilities              535,718        5,799      4.31%      479,037       5,670      4.72%
                                                                    -------   -------                   -------   -------
   Demand deposits                                      18,226                               12,784
   Other noninterest-bearing liabilities                 4,412                                4,017
                                                     ---------                            ---------
       Total liabilities                               558,356                              495,838
   Total stockholders' equity                           70,529                               74,254
                                                     ---------                            ---------

       Total liabilities and stockholders' equity    $ 628,885                            $ 570,092
                                                     =========                            =========

   Net interest-earning assets                       $  54,660                            $  57,254
                                                     =========                            =========

   Net interest income/interest
      rate spread (5)                                               $ 4,714      2.81%                  $ 4,160      2.62%
                                                                    =======   =======                   =======   =======

   Net interest margin as a percentage
      of interest-earning assets (6)                                             3.19%                               3.10%
                                                                              =======                             =======
   Ratio of interest earning assets
      to interest-bearing liabilities                                          110.20%                             111.95%
                                                                              =======                             =======

(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(3)  Savings accounts include mortgagors' escrow deposits.
(4)  Certificates of deposit includes brokered certificates of deposit.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                          Three Months Ended June 30,
                                                             2001 compared to 2000
                                                    -------------------------------------
                                                      Increase (Decrease)
                                                            Due to
                                                    --------------------------
                                                      Volume          Rate          Net
                                                    ----------    ------------    -------
                                                                 (In Thousands)
Interest-earning assets:
    Mortgage-backed securities                        $  11          $(191)        $(180)
    Equity securities                                   (24)           (27)          (51)
    FHLB stock                                           56             40            96
    Loans:
       Residential real estate loans                    690            (35)          655
       Commercial real estate loans                      60             69           129
       Consumer loans                                   153           (104)           49
       Commercial loans                                  14             (6)            8
                                                      -----          -----         -----
          Total loans                                   917            (76)          841
    Other                                                24            (47)          (23)
                                                      -----          -----         -----
          Total interest-earning assets               $ 984          $(301)        $ 683
                                                      -----          -----         -----

Interest-bearing liabilities:

    Deposits:

         Money market accounts                        $   8          $ (14)        $  (6)
         Savings accounts (1)                             8            (16)           (8)
         NOW accounts                                    57             81           138
         Certificates of deposit (2)                    309            (61)          248
                                                      -----          -----         -----
               Total deposits                           382            (10)          372
    Borrowings                                          240           (483)         (243)
                                                      -----          -----         -----
               Total interest-bearing liabilities       622           (493)          129
                                                      -----          -----         -----
Change in net interest income                         $ 362          $ 192         $ 554
                                                      =====          =====         =====

(1)      Includes interest on mortgagors' escrow deposits.
(2)      Includes interest on brokered certificates of deposit.

Net interest income totaled $4.7 million for the three months ended June 30, 2001, an increase of $554,000, or 13.3%, from $4.2 million in the second quarter of 2000 reflecting growth in average interest-earning assets and expansion in the net interest margin. Net interest margin improved 9 basis points to 3.19% in the second quarter of 2001 from the same period in 2000 primarily as a result of lower rates paid on FHLB advances and loan growth, partially offset by increases in average FHLB advances and brokered deposits to support incremental asset growth and share repurchases as well as a decrease in the yield on interest-earning assets.

Interest and dividend income increased $683,000, or 6.9%, to $10.5 million for the three months ended June 30, 2001 as compared to $9.8 million for the same period in 2000 resulting from growth in average loans, partially offset by a decrease of 22 basis points in the yield on interest-earning assets. Average loans increased $50.1 million, or 14.5%, to $394.6 million for the second quarter of 2001 primarily due to originations of residential real estate and home equity loans and purchases of residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio. The yield on interest-earning assets declined mainly as a result of the lower interest rate environment, which led to reduced yields on new assets as well as the repricing of a portion of the Company's existing assets.

Total interest expense increased $129,000, or 2.3%, to $5.8 million for the three months ended June 30, 2001 from $5.7 million in the comparable 2000 period resulting primarily from an increase in average interest-bearing liabilities offset by a reduction in the rates paid on borrowings. The average balance of interest-bearing liabilities was $535.7 million for the quarter ended June 30, 2001 as compared to $479.0 million for the same period in 2000, an increase of $56.7 million, or 11.8%, due to growth in core deposits, brokered deposits and borrowings. Average interest-bearing core deposits, which include money market, savings and NOW accounts, rose $19.0 million, or 13.7% to $157.4 million in the second quarter of 2001 from $138.4 million for the same period in 2000 reflecting the active promotion of our products which has contributed to growth in the account base. During the second quarter of 2001, average brokered certificates of deposit balances increased $29.7 million and average borrowings expanded $13.4 million as compared to the second quarter of 2000 to fund share repurchases and incremental asset growth. Rates paid on borrowings fell 83 basis points as a result of the lower interest rate environment, which resulted in the repricing of a portion of the Company's outstanding FHLB advances.

Provision for Loan Losses
The Company's provision for loan losses in the second quarter of 2001 was $85,000 compared to $40,000 for the same period in 2000. Management determined that an increase in the provision for loan losses was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses. Management believes that, based on information available at June 30, 2001, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

Other Income
Excluding the SFAS No. 133 loss of $311,000, total other income decreased $60,000, or 5.6%, to $1.0 million for the three months ended June 30, 2001 as compared to the second quarter of last year as a result of lower gains on sales of securities offset by growth in fee income. Fee income increased $69,000, or 12.7%, for the second quarter of 2001 mainly due to higher fees associated with solid growth in core deposit accounts, and to a lesser extent, the introduction of an ATM fee for customers of other financial institutions in the third quarter of 2000.

Other Expenses
Other expenses increased $431,000, or 11.8%, to $4.1 million for the second quarter of 2001 compared to $3.7 million for the 2000 period. Salaries and benefits increased $167,000, or 8.7%, to $2.1 million for the three months ended June 30, 2001 as a result of standard wage increases, staffing costs of the new branch opened in the first quarter of 2001 and higher employee stock ownership plan expenses related to an increase in the Company's average share price. Occupancy and equipment expenses grew $72,000, or 15.7%, primarily reflecting costs associated with the purchase of two new branch facilities and the establishment of a free-standing ATM located in Holyoke, Massachusetts during the fourth quarter of 2000. Other general and administrative expenses increased $143,000, or 23.5%, largely as a result of the Company's larger account base, investor-related expenses, costs associated with the new branches as well as the free-standing ATM and purchased loan servicing fees.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

General
The Company reported net income of $1.7 million, or $0.45 per diluted share, compared to net income of $2.0 million, or $0.41 per diluted share, for the same period last year. Excluding the SFAS No. 133 loss of $311,000 and the related tax benefit of $108,000 recognized during the second quarter of 2001, the Company's net income for the six months ended June 30, 2001 was $1.9 million, or $0.51 per share. The most significant factors affecting the operating results for the first six months of 2001 were growth in earning assets, increases in FHLB advances and brokered deposits to fund the expanded asset base and the repurchase of common stock, the impact of share repurchases, lower rates paid on FHLB advances, reduced gains on sales of securities and higher operating expenses.

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

                                                                            For the Six Months Ended June 30,
                                                       -------------------------------------------------------------------------
                                                                         2001                                2000
                                                       ------------------------------------- -----------------------------------
                                                                                   Average                             Average
                                                         Average                    Yield/     Average                  Yield/
                                                         Balance       Interest      Rate      Balance      Interest     Rate
                                                       -----------   ------------  --------  -----------  ------------ ---------
                                                                             (Dollars in Thousands)
Interest-earning assets: (1)
   Investments:
     Mortgage-backed securities                          $ 139,732      $ 4,645       6.65%   $ 130,117      $ 4,584      7.05%
     Equity securities                                      34,712        1,140       6.57%      36,117        1,241      6.87%
   FHLB stock                                               13,750          505       7.35%       9,485          269      5.67%
   Loans: (2)
     Residential real estate loans                         255,171        9,394       7.36%     208,884        7,645      7.32%
     Commercial real estate loans                           32,576        1,411       8.66%      27,996        1,183      8.45%
     Consumer loans                                         99,105        3,774       7.68%      87,717        3,450      7.91%
     Commercial loans                                        5,674          234       8.20%       5,241          214      8.08%
                                                         ---------      -------               ---------      -------
       Loans, net                                          392,526       14,813       7.56%     329,838       12,492      7.58%
    Other                                                   15,936          370       4.62%       6,502          150      4.56%
                                                         ---------      -------               ---------      -------
       Total interest-earning assets                       596,656       21,473       7.21%     512,059       18,736      7.32%
                                                                        -------                              -------
Noninterest-earning assets                                  36,083                               33,215
                                                         ---------                            ---------
       Total assets                                      $ 632,739                            $ 545,274
                                                         =========                            =========
Interest-bearing liabilities:

   Deposits:
     Money market accounts                               $  27,819      $   413       2.99%   $  28,987      $   445      3.09%
     Savings accounts (3)                                   68,582          645       1.90%      67,977          655      1.94%
     NOW accounts                                           53,920          473       1.77%      38,629          172      0.90%
     Certificates of deposit (4)                           162,691        4,248       5.27%     128,289        3,236      5.07%
                                                         ---------      -------               ---------      -------
       Total interest-bearing deposits                     313,012        5,779       3.72%     263,882        4,508      3.44%
   Borrowings                                              227,094        6,565       5.75%     187,925        5,753      6.06%
                                                         ---------      -------               ---------      -------
       Total interest-bearing liabilities                  540,106       12,344       4.58%     451,807       10,261      4.53%
                                                                        -------    -------                   -------   -------
   Demand deposits                                          17,288                               12,358
   Other noninterest-bearing liabilities                     4,016                                3,862
                                                         ---------                            ---------
        Total liabilities                                  561,410                              468,027
   Total stockholders' equity                               71,329                               77,247
                                                         ---------                            ---------
        Total liabilities and stockholders' equity       $ 632,739                            $ 545,274
                                                         =========                            =========
   Net interest-earning assets                           $  56,550                            $  60,252
                                                         =========                            =========
   Net interest income/interest
      rate spread (5)                                                   $ 9,129       2.63%                  $ 8,475      2.79%
                                                                        =======    =======                   =======   =======
   Net interest margin as a percentage
      of interest-earning assets (6)                                                  3.06%                               3.31%
                                                                                   =======                             =======
   Ratio of interest earning assets
      to interest-bearing liabilities                                               110.47%                             113.34%
                                                                                   =======                             =======


(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(3)  Savings accounts include mortgagors' escrow deposits.
(4)  Certificates of deposit includes brokered certificates of deposit.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                                   Six Months Ended June 30,
                                                                     2001 compared to 2000
                                                            -------------------------------------
                                                              Increase (Decrease)
                                                                    Due to
                                                            --------------------------
                                                              Volume          Rate          Net
                                                            ----------    ------------    -------
                                                                     (Dollars in Thousands)
Interest-earning assets:
      Mortgage-backed securities                            $   258          $ (197)      $    61
      Equity securities                                         (47)            (54)         (101)
      FHLB stock                                                143              93           236
      Loans:
           Residential real estate loans                      1,704              45         1,749
           Commercial real estate loans                         197              31           228
           Consumer loans                                       417             (93)          324
           Commercial loans                                      17               3            20
                                                            -------          ------       -------
                 Total loans                                  2,335             (14)        2,321
      Other                                                     218               2           220
                                                            -------          ------       -------
                 Total interest-earning assets              $ 2,907          $ (170)      $ 2,737
                                                            -------          ------       -------

Interest-bearing liabilities:
      Deposits:

           Money market accounts                            $   (19)         $  (13)      $   (32)
           Savings accounts (1)                                   8             (18)          (10)
           NOW accounts                                          87             214           301
           Certificates of deposit (2)                          886             126         1,012
                                                            -------          ------       -------
                 Total deposits                                 962             309         1,271
      Borrowings                                              1,072            (260)          812
                                                            -------          ------       -------
                 Total interest-bearing liabilities           2,034              49         2,083
                                                            -------          ------       -------
Increase in net interest income                             $   873          $ (219)      $   654
                                                            =======          ======       =======

(1)  Includes interest on mortgagors' escrow deposits.
(2)  Includes interest on brokered certificates of deposit.

Net interest income totaled $9.1 million for the six months ended June 30, 2001, an increase of $654,000, or 7.8%, compared to $8.5 million for the same period in 2000 as a result of growth in average interest-earning assets offset by net interest margin compression. Net interest margin contracted by 25 basis points to 3.06% for the first six months of 2001 from the same period in 2000 primarily attributable to higher rates paid on interest-bearing deposits, increases in average FHLB advances and brokered deposits to support incremental asset growth and share repurchases and a lower yield on interest-earning assets, partially offset by reduced rates paid on FHLB advances.

Interest and dividend income increased $2.7 million, or 14.6%, to $21.5 million for the six months ended June 30, 2001 compared to the same period last year reflecting growth in average interest-earning assets, partially offset by a decrease of 11 basis points in the yield on interest-earning assets. Average interest-earning assets totaled $596.7 million for the first six months of 2001 compared to $512.1 million for the same period last year, representing an increase of $84.6 million, or 16.5%. Average loans increased $62.7 million, or 19.0%, primarily due to originations of residential real estate, commercial real estate and home equity loans as well as purchases of residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio. Mortgage-backed securities balances rose $9.6 million, or 7.4%, largely resulting from purchases executed in 2000 and an increase in the unrealized gain, partially offset by principal payments. Other earning assets grew $9.4 million principally attributable to the investment of accelerated mortgage-backed securities prepayments in interest-bearing deposit accounts. The yield on interest-earning assets fell 11 basis points to 7.21% in the six months ended June 30, 2001 mainly as a result of the lower interest rate environment which led to reduced yields on new assets as well as the repricing of a portion of the Company's existing assets.

Total interest expense increased $2.1 million, or 20.3%, to $12.3 million for the six months ended June 30, 2001 from the same period in 2000 resulting primarily from growth in average interest-bearing liabilities and higher rates paid on interest-bearing deposits, offset by reduced rates paid on borrowings. The average balance of interest-bearing liabilities was $540.1 million for the six months ended June 30, 2001 as compared to $451.8 million for the same period in 2000, an increase of $88.3 million, or 19.5%, due to growth in interest-bearing core deposits, brokered deposits and borrowings. Average interest-bearing core deposits, which include money market, savings and NOW accounts, rose $14.7 million, or 10.9% to $150.3 million for the six months ended June 30, 2001 from $135.6 million for the same period in 2000 reflecting the active promotion of our products which has contributed to growth in the account base. For the six months ended June 30, 2001 compared to the same period last year, the Company used increases of $39.0 million in average brokered certificates of deposit and $39.2 million in average borrowings to fund share repurchases and incremental asset growth. The higher rates paid on interest-bearing deposits were largely due to increased balances in the premium investment account and brokered deposits. Both products are priced at a premium to the rates normally paid to depositors for similar instruments. Rates paid on borrowings fell 31 basis points as a result of the lower interest rate environment, which led to the repricing of a portion of the Company's outstanding FHLB advances.

Provision for Loan Losses
The Company's provision for loan losses for the first six months of 2001 totaled $85,000 compared to $60,000 for the same period in 2000. Management determined that an increase in the provision for loan losses was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses. Management believes that, based on information available at June 30, 2001, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time.

Other Income
Excluding the $68,000 SFAS No. 133 loss included in other income, total other income decreased $80,000, or 4.0%, to $1.9 million for the six months ended June 30, 2001 as compared to the same period last year as a result of lower gains on sales of securities offset by growth in fee income and a $70,000 gain from the sale of mortgages held for sale. Fee income increased $158,000, or 15.4%, for the first six months of 2001 mainly due to higher fees associated with solid growth in core deposit accounts, and to a lesser extent, the introduction of an ATM fee for customers of other financial institutions in the third quarter of 2000.

Other Expenses
Other expenses increased $690,000, or 9.5%, to $8.0 million for the six months ended June 30, 2001 compared to $7.3 million for the 2000 period. Salaries and benefits increased $217,000, or 5.6%, to $4.1 million for the first six months of 2001 as a result of standard wage increases, staffing costs of the new branch opened in the first quarter of 2001 and higher employee stock ownership plan expenses related to an increase in the Company's average share price. Occupancy and equipment expenses grew $146,000, or 15.4%, primarily reflecting costs associated with the purchase of two new branch facilities and the establishment of a free-standing ATM located in Holyoke, Massachusetts during the fourth quarter of 2000. Professional service expenses rose $79,000, or 18.5%, mainly due to higher costs associated with legal, audit and accounting and consulting projects. Other general and administrative expenses increased $206,000, or 16.3%, largely as a result of the Company's larger account base, investor-related expenses, costs associated with the new branches and the free-standing ATM and purchased loan servicing fees.

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

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, the purchase of adjustable rate one-to four-family residential mortgage loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the six months ended June 30, 2001, the Company's loan originations totaled $68.1 million. At June 30, 2001, the Company's investments in mortgage-backed and equity securities totaled $167.6 million. During the six months ended June 30, 2001, total deposits increased $2.3 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At June 30, 2001, the Company had $228.4 million of FHLB borrowings.

Outstanding loan commitments totaled $33.9 million at June 30, 2001. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2001, totaled $94.6 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2001, the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of June 30, 2001 and December 31, 2000 are also presented in the table.

                                                                                                           Minimum
                                                                                                          to be Well
                                                                                                       Capitalized Under
                                                                            Minimum for Capital        Prompt Corrective
                                                          Actual             Adequacy Purposes         Action Provisions
                                                  ---------------------   -----------------------    ---------------------
                                                   Amount        Ratio     Amount          Ratio      Amount        Ratio
                                                  --------      -------   --------        -------    --------      -------
                                                                           (Dollars In Thousands)
As of June 30, 2001:
--------------------

Total Capital to Risk Weighted Assets
  Company                                          $70,937       18.0%     $31,539          8.0%          N/A          N/A
  Bank                                             $58,167       14.8%     $31,350          8.0%      $39,187         10.0%

Tier 1 Capital to Risk Weighted Assets
  Company                                          $68,147       17.3%     $15,770          4.0%          N/A          N/A
  Bank                                             $55,377       14.1%     $15,675          4.0%      $23,512          6.0%

Tier 1 Capital to Average Assets
  Company                                          $68,147       10.7%     $25,384          4.0%          N/A          N/A
  Bank                                             $55,377        8.9%     $18,713          3.0% -    $31,188          5.0%
                                                                           $31,188          5.0%


As of December 31, 2000:
------------------------

Total Capital to Risk Weighted Assets
  Company                                          $71,104       17.7%     $32,067          8.0%          N/A          N/A
  Bank                                             $60,815       15.2%     $31,966          8.0%      $39,958         10.0%

Tier 1 Capital to Risk Weighted Assets
  Company                                          $68,514       17.1%     $16,034          4.0%          N/A          N/A
  Bank                                             $58,225       14.6%     $15,983          4.0%      $23,975          6.0%

Tier 1 Capital to Average Assets
  Company                                          $68,514       10.8%     $25,363          4.0%          N/A          N/A
  Bank                                             $58,225        9.3%     $18,840          3.0% -    $31,400          5.0%
                                                                           $31,400          5.0%

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

None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         a. An annual meeting of shareholders of the Company was held on April 25, 2001 (the "Annual Meeting").

         b.   Not applicable.

         c. There were 4,058,318 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 3,475,912 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

              1.  Election of directors for a three-year term

                  Director Nominees Elected
                  For Three Year Term:               For              Withheld
                  --------------------            ---------           --------

                  Joseph P. Keenan                3,424,841            51,071
                  Carmen J. Mascaro               3,423,487            52,425
                  Richard L. Pomeroy              3,425,815            50,097
                  Ann V. Schultz                  3,425,815            50,097

              2. The ratification and approval of the Woronoco Bancorp, Inc. 2001 Stock Option Plan

                     For         Against      Abstain      Broker Non-Votes
                  ---------      -------      -------      ----------------

                  3,320,042      120,790       35,080            0

              3. The ratification of the appointment of Wolf & Company, P.C. as independent auditors of Woronoco Bancorp, Inc. for the fiscal year ending December 31, 2001.

                     For         Against      Abstain
                  ---------      -------      -------

                  3,424,023       33,567       18,322

Item 5.  Other Information.
         -----------------

None.

Item 6.  Exhibits and Reports on Form 8-K ((S)249.308 of this Chapter).
         -------------------------------------------------------------

        (a)    Exhibits

               3.1  Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
               3.2  Amended Bylaws of Woronoco Bancorp, Inc. (2)
               4.0  Stock Certificate of Woronoco Bancorp, Inc. (1)
               10.1 Woronoco Bancorp, Inc. 2001 Stock Option Plan (3)
               11.0 Statement Re: Computation of Per Share Earnings
                    (Incorporated Herein By Reference to Part 1 - Earnings Per Share)

        -----------------------------
               (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
               (2) Incorporated by reference into this document from the Exhibit filed with the Company's Form 10-Q on May 15, 2000.
               (3) Incorporated by reference into this document from the appendix to the Proxy Statement as filed with the Securities and Exchange Commission on March 12, 2001.

        (b)    Reports on Form 8-K

               On June 27, 2001, Woronoco Bancorp, Inc. filed an 8-K relating to a press release which announced that the Company's subsidiary, Woronoco Savings Bank, executed a letter of intent to acquire Keyes & Mattson Insurance Agency, Inc., West Springfield, Massachusetts. A press release announcing the execution of the letter of intent was filed by exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    WORONOCO BANCORP, INC.


Dated:  August 14, 2001       By:   /s/ Cornelius D. Mahoney
                                    ---------------------------------------
                                    Cornelius D. Mahoney
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (principal executive officer)

Dated:  August 14, 2001       By:   /s/ Debra L. Murphy
                                    -------------------------------------
                                    Debra L. Murphy
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)