Form 10-Q
period 2001-09-30
WORONOCO BANCORP INC
filed 2001-11-14
CIK 1072886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

Yes [X]    No [_]


         The issuer had 3,742,118 shares of common stock, par value $0.01 per share, outstanding as of November 7, 2001.

                             WORONOCO BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.          FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at
           September 30, 2001 and December 31, 2000...............................................    1

           Consolidated Income Statements for the Three
           and Nine Months Ended September 30, 2001 and 2000......................................    2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Nine Months Ended September 30, 2001 and 2000..................................    3

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000..........................................    4

           Notes to Unaudited Consolidated Financial Statements...................................    5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................................    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................   27

PART II:         OTHER INFORMATION

Item 1.    Legal Proceedings......................................................................   28
Item 2.    Changes in Securities and Use of Proceeds..............................................   28
Item 3.    Defaults Upon Senior Securities........................................................   28
Item 4.    Submission of Matters to a Vote of Security Holders....................................   28
Item 5.    Other Information......................................................................   28
Item 6.    Exhibits and Reports on Form 8-K.......................................................   28

SIGNATURES........................................................................................   29

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                            Unaudited
                                                                                          September 30,           December 31,
Assets                                                                                         2001                   2000
                                                                                        ------------------     -----------------
Cash and due from banks                                                                 $           15,662     $          13,414
Interest-bearing balances                                                                            9,503                11,954
Federal funds sold                                                                                   1,800                     -
                                                                                        ------------------     -----------------
         Total cash and cash equivalents                                                            26,965                25,368

Securities available for sale, at fair value                                                       161,812               176,733
Federal Home Loan Bank stock, at cost                                                               13,750                13,750
Loans held for sale                                                                                      -                14,313
Loans, net of allowance for loan losses ($2,729 at
   September 30, 2001 and $2,590 at December 31, 2000)                                             433,375               391,286
Other real estate owned, net                                                                           277                    61
Premises and equipment, net                                                                         11,128                11,131
Accrued interest receivable                                                                          3,240                 3,374
Goodwill                                                                                               639                   698
Net deferred tax asset                                                                                 253                 1,791
Cash surrender value of life insurance                                                               2,369                 2,238
Other assets                                                                                         1,322                 1,717
                                                                                        ------------------     -----------------
         Total assets                                                                   $          655,130     $         642,460
                                                                                        ==================     =================

Liabilities and Stockholders' Equity

Deposits                                                                                $          352,699     $         325,255
Short-term borrowings                                                                               18,143               136,031
Long-term debt                                                                                     205,000               105,000
Mortgagors' escrow accounts                                                                          1,698                   871
Accrued expenses and other liabilities                                                               7,123                 4,544
                                                                                        ------------------     -----------------
         Total liabilities                                                                         584,663               571,701
                                                                                        ------------------     -----------------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                                      -                     -
    Common stock ($.01 par value; 16,000,000 shares authorized;
      shares issued: 5,998,860 at September 30, 2001 and December 31,
      2000; shares outstanding: 3,756,218 at September 30, 2001 and
      4,154,464 at December 31, 2000)                                                                   60                    60
    Additional paid-in capital                                                                      58,115                57,954
    Unearned compensation                                                                           (5,087)               (5,742)
    Retained earnings                                                                               40,320                38,311
    Accumulated other comprehensive income - net unrealized
      gain on securities available-for-sale, net of tax effects                                      3,298                   365
    Treasury stock, at cost (2,242,642 shares at September 30, 2001
      and 1,844,396 shares at December 31, 2000)                                                   (26,239)              (20,189)
                                                                                        ------------------     -----------------
         Total stockholders' equity                                                                 70,467                70,759
                                                                                        ------------------     -----------------
         Total liabilities and stockholders' equity                                     $          655,130     $         642,460
                                                                                        ==================     =================

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 (Dollars In Thousands Except Per Share Amounts)

                                                                         Unaudited                         Unaudited
                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                              -----------------------------      -------------------------------
                                                                   2001            2000             2001               2000
                                                              -------------   -------------      -----------       -------------
Interest and dividend income:
    Interest and fees on loans                                $       7,474   $       7,074      $    22,287       $      19,566
    Interest and dividends on securities:
      Interest                                                        2,101           2,535            6,746               7,119
      Dividends                                                         799             801            2,444               2,311
    Interest on federal funds sold                                       12               1              200                  25
    Other interest income                                                50              69              232                 195
                                                              -------------   -------------      -----------       -------------
          Total interest and dividend income                         10,436          10,480           31,909              29,216
                                                              -------------   -------------      -----------       -------------

Interest expense:
    Interest on deposits                                              2,734           2,902            8,513               7,410
    Interest on borrowings                                            2,970           3,594            9,535               9,347
                                                              -------------   -------------      -----------       -------------
          Total interest expense                                      5,704           6,496           18,048              16,757
                                                              -------------   -------------      -----------       -------------

Net interest income                                                   4,732           3,984           13,861              12,459
Provision for loan losses                                               110              60              195                 120
                                                              -------------   -------------      -----------       -------------

Net interest income, after provision for loan losses                  4,622           3,924           13,666              12,339
                                                              -------------   -------------      -----------       -------------
Other income:
    Fee income                                                          611             559            1,795               1,585
    Insurance commissions                                               114             111              358                 350
    Gain on sales and disposition of securities, net                    162             323              505                 962
    Gain on sales of loans, net                                           -               -               70                   -
    Loss on derivative instruments and hedging activities               (14)              -              (82)                  -
    Other income                                                         14              49              111                 163
                                                              -------------   -------------      -----------       -------------
          Total other income                                            887           1,042            2,757               3,060
                                                              -------------   -------------      -----------       -------------

Other expenses:
    Salaries and employee benefits                                    2,142           1,860            6,240               5,741
    Occupancy and equipment                                             504             465            1,597               1,412
    Marketing                                                           143             262              516                 644
    Professional services                                               239             187              745                 614
    Data processing                                                     233             207              678                 601
    Other general and administrative                                    616             586            2,087               1,851
                                                              -------------   -------------      -----------       -------------
          Total other expenses                                        3,877           3,567           11,863              10,863
                                                              -------------   -------------      -----------       -------------

Income before income tax expense                                      1,632           1,399            4,560               4,536
Income tax expense                                                      563             454            1,608               1,547
Net income before cumulative effect of change in
                                                              -------------   -------------      -----------       -------------
   accounting principle                                               1,069             945            2,952               2,989
Cumulative effect of change in accounting principle,
   net of tax benefit of $92                                              -               -             (161)                  -
                                                              -------------   -------------      -----------       -------------
          Net income                                          $       1,069   $         945      $     2,791       $       2,989
                                                              =============   =============      ===========       =============

Earnings per share:
     Basic                                                    $        0.30   $        0.22      $      0.78       $        0.64
     Diluted                                                  $        0.29   $        0.22      $      0.74       $        0.63

Weighted average shares outstanding:
     Basic                                                        3,515,910       4,272,132        3,581,826           4,705,379
     Diluted                                                      3,720,571       4,361,379        3,762,123           4,740,483

See accompanying notes to unaudited consolidated financial stants

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2001 and 2000
                                 (In Thousands)
                                   (Unaudited)


                                                                                   Additional
                                                                     Common          Paid-in         Unearned          Retained
                                                                      Stock          Capital       Compensation        Earnings
                                                                   ------------   -------------    ------------     -------------
Balance at December 31, 2000                                        $       60      $   57,954      $   (5,742)      $    38,311

Comprehensive income:
Net income                                                                   -               -                -            2,791
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                                                -               -                -                -
           Total comprehensive income

Decrease in unearned compensation                                            -             161              655                -

Cash dividends declared                                                      -               -                -             (782)

Treasury stock purchased (398,746 shares)                                    -               -                -                -

Treasury stock reissued in connection with Company's
    stock-based incentive plan (500 shares)                                  -               -                -                -
                                                                  -------------    ------------    -------------    -------------

Balance at September 30, 2001                                      $        60      $   58,115      $    (5,087)     $    40,320
                                                                  =============    ============    =============    =============


Balance at December 31, 1999                                       $        60      $   57,874      $    (6,604)     $    35,230


Comprehensive income:
Net income                                                                   -               -                -            2,989
Change in net unrealized loss on securities
   available for sale, net of reclassification
   adjustment and tax effects                                                -               -                -                -

           Total comprehensive income


Decrease in unearned compensation                                            -              28              647                -

Cash dividends declared                                                      -               -                -             (768)

Treasury stock purchased (1,322,289 shares)                                  -               -                -                -
                                                                  -------------    ------------    -------------    -------------

Balance at September 30, 2000                                      $        60      $   57,902      $    (5,957)     $    37,451
                                                                  =============    ============    =============    =============

                                                                    Accumulated
                                                                      Other
                                                                   Comprehensive     Treasury
                                                                   Income (Loss)       Stock            Total
                                                                   -------------   -------------   ------------
Balance at December 31, 2000                                        $       365     $   (20,189)    $   70,759
                                                                                                   ------------
Comprehensive income:
Net income                                                                    -               -          2,791
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                                             2,933               -          2,933
                                                                                                   ------------
           Total comprehensive income                                                                    5,724
                                                                                                   ------------



Decrease in unearned compensation                                             -               -            816

Cash dividends declared                                                       -               -           (782)

Treasury stock purchased (398,746 shares)                                     -          (6,056)        (6,056)

Treasury stock reissued in connection with Company's
    stock-based incentive plan (500 shares)                                   -               6              6
                                                                   -------------   -------------   ------------

Balance at September 30, 2001                                       $     3,298     $   (26,239)    $   70,467
                                                                   =============   =============   ============


Balance at December 31, 1999                                        $    (3,875)    $    (1,790)    $   80,895
                                                                                                   ------------

Comprehensive income:
Net income                                                                    -               -          2,989
Change in net unrealized loss on securities
   available for sale, net of reclassification
   adjustment and tax effects                                             1,939               -          1,939
                                                                                                   ------------
           Total comprehensive income                                                                    4,928
                                                                                                   ------------

Decrease in unearned compensation                                             -               -            675

Cash dividends declared                                                       -               -           (768)

Treasury stock purchased (1,322,289 shares)                                   -         (14,099)       (14,099)
                                                                   -------------   -------------   ------------

Balance at September 30, 2000                                       $    (1,936)    $   (15,889)    $   71,631
                                                                   =============   =============   ============

See accompanying notes to unaudited consolidated financial statements

                      WORONOCO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                        Unaudited
                                                                                               Nine Months Ended September 30,
                                                                                               2001                      2000
                                                                                           ----------                ----------
Cash flows from operating activities:
    Net income                                                                             $   2,791                 $   2,989
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Provision for loan losses                                                              195                       120
          Net accretion of investments                                                           (15)                      (40)
          Depreciation and amortization                                                          729                       661
          Employee stock ownership plan expense                                                  457                       319
          Stock-based incentive plan expense                                                     359                       356
          Gain on sales and disposition of securities, net                                      (505)                     (962)
          Gain on sale of loans held for sale                                                    (70)                        -
          Gain on sale of other real estate owned                                                 (4)                       (3)
          Amortization of goodwill                                                                59                        58
          Proceeds from sale of loans held for sale                                           14,383                         -
          Changes in operating assets and liabilities:
               Accrued interest receivable                                                       134                      (909)
               Accrued expenses and other liabilities                                          2,527                     1,813
               Other, net                                                                        247                      (315)
                                                                                           ---------                 ---------
                      Net cash provided by operating activities                               21,287                     4,087
                                                                                           ---------                 ---------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                       3,347                     7,850
    Purchases of securities available for sale                                                (4,993)                  (43,194)
    Principal payments on mortgage-backed investments                                         21,575                     9,359
    Purchases of Federal Home Loan Bank stock                                                      -                    (3,686)
    Loans originated/purchased, net of loan payments received                                (42,509)                  (72,879)
    Purchases of banking premises and equipment                                                 (726)                     (368)
    Proceeds from sales of foreclosed real estate                                                 65                       851
    Payment to purchase Agan Insurance Agency, Inc.                                                -                      (800)
                                                                                           ---------                 ---------
                      Net cash used in investing activities                                  (23,241)                 (102,867)
                                                                                           ---------                 ---------

Cash flows from financing activities:
    Net increase in deposits                                                                  27,444                    43,061
    Net (decrease) increase in short-term borrowings                                        (117,888)                   61,790
    Proceeds from issuance of long-term debt                                                 100,000                    10,000
    Net increase in mortgagors' escrow accounts                                                  827                       691
    Cash dividends paid                                                                         (782)                     (768)
    Treasury stock purchased                                                                  (6,056)                  (12,643)
    Treasury stock reissued in connection with stock-based incentive plan                          6                         -
                                                                                           ---------                 ---------
                      Net cash provided by financing activities                                3,551                   102,131
                                                                                           ---------                 ---------

Net increase in cash and cash equivalents                                                      1,597                     3,351

Cash and cash equivalents at beginning of period                                              25,368                    16,185
                                                                                           ---------                 ---------
Cash and cash equivalents at end of period                                                 $  26,965                 $  19,536
                                                                                           =========                 =========

Supplemental cash flow information:
    Interest paid on deposits                                                              $   9,314                 $   7,521
    Interest paid on borrowings                                                                9,585                     8,986
    Income taxes paid                                                                          1,244                     1,230
    Transfers from loans to other real estate owned                                              225                        61


See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
               At and for the Nine Months Ended September 30, 2001

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

2.  New Accounting Pronouncements
On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. Management is evaluating the impact of the adoption of this statement. At a minimum, after December 31, 2001 the Company will not recognize goodwill amortization of $78,000 per year. In addition, management will be required to determine if at December 31, 2001 the remaining goodwill is impaired.

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

As part of the interest rate risk management, the Company entered into interest rate swap agreements with a notional amount of $50 million at September 30, 2001. These swap agreements are used to hedge a portfolio of brokered certificates of deposit. All of the swaps are designated as a fair value hedge since they are used to convert the cost of the certificates of deposit from a fixed to variable rate. Since the hedge relationship is estimated to be 100 percent effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there will be no impact on the statement of income or on comprehensive income. The application of SFAS No. 133 results in the grossing up of the balance sheet to reflect the swap and the certificates of deposit at fair value. At September 30, 2001 the fair value of these swap agreements was approximately $417,701. Under SFAS No. 133, the Company recognized an increase of $417,701 in other assets and other liabilities.

The Company also has interest rate protection agreements (caps) with a notional amount of $150 million at September 30, 2001. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company paid premiums of $480,000 for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively "capping" its interest rate cost for the duration of the agreements. In accordance with SFAS No. 133, management designates these caps as cash-flow hedges. As such, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. As of January 1, 2001, the cumulative effect from the adoption of FAS 133, related to these caps as well as caps which expired in the second quarter of 2001, was a fair value loss of $350,618. During the third quarter of 2001 the Company recognized a fair value loss of $7,032.

The Company has written call options for stocks held in its portfolio or that are purchased simultaneous to the sale of the option. The Company receives a premium for selling the call and may be obligated to sell the underlying stock if the strike price is reached. The call premium is classified as a liability until the option expires. If the strike price for the stock is reached, the Company may be required to sell the stock to the option holder. The Company would record a gain on the sale of the stock, including the option premium. Should the strike price not be reached, the option holder would not exercise the option to purchase the stock and the Company would record the premium as ordinary income. The Company uses call options to enhance the short-term earnings of its equity portfolio. In accordance with SFAS No. 133, management designates these call options as cash-flow hedges. For a qualifying cash flow hedge, a call option will be carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. As of January 1, 2001, the cumulative effect from the adoption of FAS 133 related to these call options was a fair value loss of $9,055. During the third quarter of 2001 the Company recognized a fair value loss of $6,996.

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

                                                                 Unaudited                                   Unaudited
                                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                                           2001                  2000                  2001              2000
                                                     -----------------     -----------------      ---------------   --------------
Net income                                           $           1,069     $             945      $         2,791   $        2,989

Weighted average shares outstanding:
     Weighted average shares outstanding                     5,998,860             5,998,860            5,998,860        5,998,860
     Less: unearned ESOP shares                               (379,819)             (419,811)            (389,816)        (429,845)
     Less: treasury shares                                  (2,103,131)           (1,306,917)          (2,027,218)        (863,636)
                                                     -----------------     -----------------      ---------------   --------------
         Basic                                               3,515,910             4,272,132            3,581,826        4,705,379

               Effect of dilutive stock options                204,662                89,247              180,297           35,104

                                                     -----------------     -----------------      ---------------   --------------
         Diluted                                             3,720,572             4,361,379            3,762,123        4,740,483
                                                     =================     =================      ===============   ==============

Net income per share:
     Basic                                           $            0.30     $            0.22      $          0.78   $         0.64
     Diluted                                         $            0.29     $            0.22      $          0.74   $         0.63

4.  Dividends
On October 17, 2001, the Company declared a cash dividend of $0.10 per share payable on November 23, 2001 to shareholders of record as of the close of business on November 2, 2001.

5.  Loan commitments
Outstanding loan commitments totaled $21.9 million at September 30, 2001 compared to $7.3 million at December 31, 2000. At September 30, 2001 and December 31, 2000, the Company had no commitments to purchase loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2001 and 2000, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased $12.6 million, or 2.0%, to $655.1 million at September 30, 2001 compared to $642.5 million at December 31, 2000 primarily due to an increase of $42.1 million in net loans, offset by the sale of $14.3 million of loans held for sale in 2001 and a reduction of $14.9 million in securities available for sale balances mainly due to amortization and prepayments in the mortgage-backed securities portfolio. Total net loans rose 10.8% to $433.4 million at September 30, 2001 from $391.3 million at December 31, 2000 reflecting loan origination and refinancing activity, offset by prepayments and payoffs of the existing portfolio. The balance sheet expansion was primarily funded by deposit balances which rose $27.4 million, or 8.4%, to $352.7 million at September 30, 2001 compared to $325.3 million at December 31, 2000. Total short-term borrowings declined $125 million to $18.1 million at September 30, 2001 from $136.0 million at December 31, 2000 reflecting maturing FHLB advances. Short term advances were replaced by longer-term debt to take advantage of attractive rates and, to a lesser extent, were paid off using excess funds generated by the sale of loans held for sale as well as paydowns and prepayments of mortgage backed securities. Stock repurchases totaling $6.1 million, offset by net income of $2.8 million and an increase of $2.9 million in net unrealized gain on securities available for sale, contributed to a net decrease in stockholders' equity of $292,000 to $70.5 million at September 30, 2001 from $70.8 million at December 31, 2000.

Investments

At September 30, 2001, the Company's securities portfolio totaled $161.8 million, or 24.7% of assets, all of which was categorized as available-for-sale. The following table sets forth information regarding the amortized cost and market values of the Company's investment securities.

                                                         September 30, 2001         December 31, 2000
                                                      -----------------------    ----------------------
                                                      Amortized        Fair      Amortized       Fair
                                                         Cost         Value         Cost        Value
                                                      ---------     ---------    ---------    ---------
                                                                    (Dollars In Thousands)
Equity securities:
    Preferred stock                                   $   3,926     $   3,910    $   3,243    $   2,916
    Common stock                                         12,998        12,197       11,654       12,063
    Trust preferred                                      19,596        20,026       19,455       18,191
                                                      ---------     ---------    ---------    ---------
       Total equity securities                           36,520        36,133       34,352       33,170
                                                      ---------     ---------    ---------    ---------

Mortgage-backed and mortgage-related securities:
    Freddie Mac                                          21,668        22,668       25,730       26,017
    Fannie Mae                                           62,847        66,669       72,992       75,052
    Ginnie Mae                                           30,030        30,388       36,833       36,031
    REMICS                                                5,705         5,954        6,272        6,463
                                                      ---------     ---------    ---------    ---------
       Total mortgage-backed securities                 120,250       125,679      141,827      143,563
                                                      ---------     ---------    ---------    ---------
          Total securities (1)                        $ 156,770     $ 161,812    $ 176,179    $ 176,733
                                                      =========     =========    =========    =========

(1) Does not include $13.8 million of FHLB-Boston stock held at September 30, 2001 and December 31, 2000.

Securities available for sale declined $14.9 million, or 8.4%, primarily due to principal payments on mortgage-backed securities totaling $21.6 million offset by an increase of $4.5 million in the net unrealized gain on securities available for sale.

Lending Activities

At September 30, 2001, the Company's gross loan portfolio was $448.1 million, or 68.4%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

                                        September 30, 2001       December 31, 2000
                                      ---------------------    ---------------------
                                                    Percent                  Percent
                                        Amount     of Total      Amount     of Total
                                      ---------    --------    ---------    --------
                                                   (Dollars In Thousands)

Real estate loans
    One- to four-family               $ 252,579      56.36%    $ 225,144       55.92%
    Multi-family                         32,391       7.23%       33,529        8.33%
    Commercial                           36,685       8.19%       29,257        7.27%
    Construction and development         15,798       3.53%       11,361        2.82%
                                      ---------    -------     ---------    --------
          Total real estate loans       337,453      75.31%      299,291       74.34%
                                      ---------    -------     ---------    --------

Consumer loans

    Home equity loans                    85,416      19.06%       81,888       20.34%
    Automobile                           13,041       2.91%       12,941        3.21%
    Other                                 3,488       0.78%        3,550        0.88%
                                      ---------    -------     ---------    --------
          Total consumer loans          101,945      22.75%       98,379       24.43%
                                      ---------    -------     ---------    --------

Commercial loans                          8,674       1.94%        4,936        1.23%
                                      ---------    -------     ---------    --------

          Total loans                   448,072     100.00%      402,606      100.00%
                                                   =======                  ========

Less:
    Unadvanced loan funds (1)           (12,690)                  (9,537)
    Deferred loan origination costs         722                      807
    Allowance for loan losses            (2,729)                  (2,590)
                                      ---------                ---------

          Net loans                   $ 433,375                $ 391,286
                                      =========                =========

(1) Includes committed but unadvanced loan amounts.

Total gross loans rose $45.5 million, or 11.3%, during the nine months ended September 30, 2001 reflecting loan origination and refinancing activity, partially offset by prepayments and amortization of the existing portfolio. The lending environment remained favorable in 2001 as lower interest rates more than offset any affect from slower economic activity. Loan growth was strong across several categories, including increases of 12.2% in one- to four-family residential real estate, 25.4% in commercial real estate and 39.1% in construction and development.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

                                               September 30,  December 31,
                                                    2001          2000
                                                  -------        ------
                                                 (Dollars in Thousands)

Nonaccruing loans:
    Real estate:
       One- to four- family                       $    42        $    4
       Commercial                                       -           235
    Home equity loans                                  11            22
    Commercial loans                                    -             -
                                                  -------        ------
       Total                                           53           261
Other real estate owned, net (1)                      277            61
                                                  -------        ------
    Total non-performing assets                       330           322
Troubled debt restructurings                            -             -
Troubled debt restructurings and
                                                  -------        ------
    total non-performing assets                   $   330        $  322
                                                  =======        ======

Total non-performing loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)                0.01%         0.07%
Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets (3)                   0.05%         0.05%






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

During the second quarter of 2001, the Company foreclosed on a commercial mortgage with an outstanding loan balance of approximately $225,000. The property was transferred to OREO from the commercial real estate nonaccruing loan category. The Company has a contract to sell the property, which should close in the fourth quarter of 2001, at approximately its carrying value.

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

The allowance for loan losses consists of allocated, general and unallocated components. The allocated component relates to loans classified as doubtful, substandard, or special mention. These classified loans are assigned a reserve percentage based upon historical data which considered the relationship between estimated realizable value and outstanding principal balance for each product type. The reserve percentage is multiplied by the outstanding balance for each product type to determine the allocated allowance. For classified loans in which management determines that a loss is inevitable, the potential loss will be realized and charged-off.

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

The general component covers non-classified loans and is based on historical loss experience for each product type, adjusted for specific qualitative factors. For such loans, a reserve percentage is assigned for each product type which is multiplied by the outstanding balances to determine the allowance. Each category of non-classified loans is assigned a reserve percentage, which is multiplied by the outstanding balances to determine the unallocated allowances to be maintained. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated losses and general losses in the portfolio.

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                         At or for the Nine Months
                                                            Ended September 30,
                                                          ----------------------
                                                             2001         2000
                                                          ---------     --------
                                                          (Dollars in Thousands)
Allowance for loan losses, beginning of period            $   2,590     $  2,309

Charged-off loans:
    Real estate                                                   -            -
    Consumer                                                     85           77
                                                          ---------       ------
       Total charged-off loans                                   85           77
                                                          ---------       ------

Recoveries on loans previously charged-off:

    Real estate                                                   9           22
    Consumer                                                     20           29
                                                          ---------       ------
       Total recoveries                                          29           51
                                                          ---------       ------
Net loans charged off                                            56           26
Provision for loan losses                                       195          120
                                                          ---------       ------
Allowance for loan losses, end of period                  $   2,729     $  2,403
                                                          =========       ======
Net loans charged-off to average
    interest-earning loans                                     0.02%        0.01%
Allowance for loan losses to total loans (1)                   0.63%        0.63%
Allowance for loan losses to non-performing
    loans and troubled debt restructurings (2)              5149.06%      590.42%
Net loans charged-off to allowance for loan losses             2.74%        1.44%
Recoveries to charge-offs                                     34.12%       66.23%

(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2) Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits

The following table sets forth the distribution of deposit accounts for the periods indicated.

                                    September 30, 2001      December 31, 2000
                                 -----------------------  ---------------------
                                                Percent                Percent
                                               of Total               of Total
                                  Balance      Deposits    Balance    Deposits
                                 ---------    ----------  ---------  ----------
                                              (Dollars In Thousands)

Demand deposits                  $  18,711         5.31%  $  16,165      4.97%
Savings                             70,465        19.98%     65,250     20.06%
Money market                        31,080         8.81%     27,034      8.31%
NOW                                 62,322        17.67%     48,217     14.82%
Brokered deposits                   50,000        14.18%     49,857     15.33%
Certificates of deposit            120,121        34.05%    118,732     36.51%
                                 ---------      -------   ---------   -------
    Total deposits               $ 352,699       100.00%  $ 325,255    100.00%
                                 =========      =======   =========   =======

Core deposits, which excludes brokered deposits and certificates of deposit, increased $25.9 million, or 16.5%, to $182.6 million at September 30, 2001 from $156.7 million at December 31, 2000, primarily as a result of the active promotion of our products, the opening of our new branch in East Longmeadow and the relocation of our Ludlow branch.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

General

The Company reported net income of $1.1 million, or $0.29 per diluted share, for the quarter ended September 30, 2001 compared to net income of $945,000, or $0.22 per diluted share, for the third quarter of last year. Several positive factors contributed to the improvement of 13.1% in net income and 31.8% in diluted earnings per share in the third quarter of 2001 including lower rates paid on deposits and FHLB advances, growth in average loans and deposits and the impact of share repurchases.

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

                                                                      For the Three Months Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                                  2001                                       2000
                                                   -----------------------------------------    ------------------------------------
                                                                                   Average                                  Average
                                                     Average                        Yield/        Average                    Yield/
                                                     Balance        Interest        Rate          Balance       Interest     Rate
                                                   -----------    ------------   -----------    -----------    ---------- ----------
                                                                                   (Dollars in Thousands)
Interest-earning assets: (1)
  Investments:
     Mortgage-backed securities                    $  128,407     $   2,101           6.54%     $    144,178   $   2,535       7.03%
     Equity securities                                 36,745           585           6.37%           36,931         608       6.59%
  FHLB stock                                           13,750           214           6.23%           10,980         193       7.03%
  Loans: (2)
     Residential real estate loans                    273,485         4,891           7.15%          236,079       4,397       7.45%
     Commercial real estate loans                      36,751           735           8.00%           31,380         674       8.59%
     Consumer loans                                   100,944         1,694           6.66%           95,256       1,893       7.91%
     Commercial loans                                   8,226           154           7.33%            5,186         110       8.30%
                                                   -----------    ------------                  ------------   ----------
      Loans, net                                      419,406         7,474           7.11%          367,901       7,074       7.68%
  Other                                                 8,150            62           2.98%            5,783          70       4.74%
                                                   -----------    ------------                  ------------   ----------
      Total interest-earning assets                   606,458        10,436           6.87%          565,773      10,480       7.40%
                                                                  ------------                                 ----------
Noninterest-earning assets                             34,559                                         32,965
                                                   -----------                                  ------------

      Total assets                                 $  641,017                                   $    598,738
                                                   ===========                                  ============

Interest-bearing liabilities:
   Deposits:
     Money market accounts                         $   30,292     $     210           2.75%     $     27,113   $     209       3.07%
     Savings accounts (3)                              71,087           337           1.88%           67,536         325       1.91%
     NOW accounts                                      60,061           248           1.64%           43,019         146       1.35%
     Certificates of deposit (4)                      165,822         1,939           4.64%          156,065       2,222       5.66%
                                                   -----------    ------------                  ------------   ----------
      Total interest-bearing deposits                 327,262         2,734           3.31%          293,733       2,902       3.93%
   Borrowings                                         220,157         2,970           5.28%          214,178       3,594       6.57%
                                                   -----------    ------------                  ------------   ----------

      Total interest-bearing liabilities              547,419         5,704           4.10%          507,911       6,496       5.04%
                                                                  ------------   ---------                     ---------- ---------

   Demand deposits                                     17,980                                         14,267
   Other noninterest-bearing liabilities                3,622                                          4,003
                                                   -----------                                  ------------

      Total liabilities                               569,021                                        526,181
    Total stockholders' equity                         71,996                                         72,557
                                                   -----------                                  ------------

      Total liabilities and stockholders' equity   $  641,017                                   $    598,738
                                                   ===========                                  ============

    Net interest-earning assets                    $   59,039                                   $     57,862
                                                   ===========                                  ============

    Net interest income/interest
     rate spread (5)                                              $   4,732           2.77%                    $    3,984      2.36%
                                                                  ============   ===========                   ========== ==========
    Net interest margin as a percentage
     of interest-earning assets (6)                                                   3.12%                                    2.82%
                                                                                 ===========                              ==========
    Ratio of interest earning assets
     to interest-bearing liabilities                                                110.78%                                  111.39%
                                                                                 ===========                              ==========

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

                                                   Three Months Ended September 30,
                                                        2001 compared to 2000
                                                -------------------------------------
                                                   Increase (Decrease)
                                                         Due to
                                                ------------------------
                                                  Volume         Rate          Net
                                                ----------    ----------    ---------
                                                            (In Thousands)
Interest-earning assets:
   Mortgage-backed securities                   $    (265)    $    (169)    $   (434)
   Equity securities                                   (3)          (20)         (23)
   FHLB stock                                          38           (17)          21
   Loans:
      Residential real estate loans                   660          (166)         494
      Commercial real estate loans                    102           (41)          61
      Consumer loans                                  120          (319)        (199)
      Commercial loans                                 55           (11)          44
                                                ---------     ---------     --------
        Total loans                                   937          (537)         400
   Other                                              (77)           69           (8)
                                                ---------     ---------     --------
        Total interest-earning assets           $     630     $    (674)    $    (44)
                                                ---------     ---------     --------
Interest-bearing liabilities:
   Deposits:
      Money market accounts                     $       8     $      (7)    $      1
      Savings accounts (1)                             19            (7)          12
      NOW accounts                                     66            36          102
      Certificates of deposit(2)                      149          (432)        (283)
                                                ---------     ---------     --------
        Total deposits(2)                             242          (410)        (168)
   Borrowings                                         103          (727)        (624)
                                                ---------     ---------     --------
        Total interest-bearing liabilities            345        (1,137)        (792)
                                                ---------     ---------     --------
Change in net interest income                   $     285     $     463     $    748
                                                =========     =========     ========

(1) Includes interest on mortgagors' escrow deposits.
(2) Includes interest on brokered certificates of deposit.

Net interest income increased $748,000, or 18.8%, to $4.7 million for the three months ended September 30, 2001 compared to $4.0 million for the third quarter of last year largely resulting from growth in average interest-earning assets and expansion in the net interest margin. Net interest margin increased 30 basis points to 3.12% in the third quarter of 2001 primarily reflecting lower rates paid on deposits and FHLB advances, a positive change in the mix of interest-earning assets towards loans, which have a higher yield than investment securities, and the increased use of lower costing deposits to support balance sheet growth, mitigated somewhat by a decrease in the yield on interest-earning assets.

Interest and dividend income decreased $44,000, or 0.4%, to $10.4 million for the three months ended September 30, 2001 as compared to $10.5 million for the same period in 2000 mainly resulting from growth in average loans, partially offset by a decrease of 53 basis points in the yield on interest-earning assets as well as amortization and payments in the mortgage backed securities portfolio. Average loans increased $51.5 million, or 14.0%, to $419.4 million for the third quarter of 2001 primarily due to origination and refinancing activities in all portfolios, particularly growth of $37.4 million, or 15.8%, in residential real estate, partially offset by amortization and prepayments of existing loans. The yield on interest-earning assets declined mainly as a result of the lower interest rate environment, which led to reduced yields on new assets as well as the repricing of a portion of the Company's existing assets.

Total interest expense decreased $792,000, or 12.2%, to $5.7 million for the three months ended September 30, 2001 from $6.5 million in the comparable 2000 period resulting primarily from reductions in rates paid on interest-bearing liabilities and a greater reliance on lower costing deposits to fund asset expansion, offset by an increase in average interest-bearing liabilities. Rates paid on interest-bearing liabilities fell 94 basis points as a result of the lower interest rate environment, which resulted in lower rates for new deposits and borrowings as well as the repricing of a portion of the Company's outstanding deposits and FHLB advances. The average balance of interest-bearing liabilities was $547.4 million for the quarter ended September 30, 2001 as compared to $507.9 million for the same period in 2000, an increase of $39.5 million, or 7.8%, due to growth in core deposits, and to a lesser extent, brokered deposits and borrowings. Average interest-bearing core deposits, which include money market, savings and NOW accounts, rose $23.7 million, or 17.3% to $161.4 million in the third quarter of 2001 from $137.7 million for the same period in 2000 reflecting the active promotion of our products, the opening of a new branch in East Longmeadow and the relocation of the Ludlow branch. In addition to core deposit growth, balance sheet expansion and share repurchases were also funded by higher average brokered certificates of deposits and borrowings, which expanded $17.4 million and $6.0 million, respectively, compared to the third quarter of 2000.

Provision for Loan Losses

The Company's provision for loan losses in the third quarter of 2001 was $110,000 compared to $60,000 for the same period in 2000. Management determined that an increase in the provision for loan losses was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses. Management believes that, based on information available at September 30, 2001, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

Other Income

Total other income decreased $155,000, or 14.9%, to $887,000 for the three months ended September 30, 2001 as compared to the third quarter of last year largely as a result of lower gains on sales of securities offset by growth in fee income. Fee income increased $52,000, or 9.3%, for the third quarter of 2001 mainly due to higher fees associated with solid growth in core deposit accounts.

Other Expenses

Other expenses increased $310,000, or 8.7%, to $3.9 million for the third quarter of 2001 compared to $3.6 million for the 2000 period. Salaries and benefits increased $282,000, or 15.2%, to $2.1 million for the three months ended September 30, 2001 primarily as a result of standard wage increases, costs attributable to new staff hired to support the growth of the Company and the new East Longmeadow branch opened in the first quarter of 2001 and higher employee stock ownership plan expenses related to an increase in the Company's average share price. Occupancy and equipment expenses grew $39,000, or 8.4%, mainly reflecting costs associated with the two new branch facilities and the establishment of a free-standing ATM located in Holyoke, Massachusetts during the quarter ended December 31, 2000. Marketing expenses decreased $119,000, or 45.4%, largely reflecting reduced promotional activities designed to capitalize on bank and branch consolidation in the local market, conditions which are not as prevalent in 2001 as compared to 2000. Professional services increased $52,000, or 27.8%, largely due to legal costs related to insurance activities and other corporate matters. Other general and administrative expenses increased $30,000, or 5.1%, principally as a result of the Company's larger account base, costs associated with the new branches and the freestanding ATM and correspondent bank service charges.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

General

The Company reported net income of $2.8 million, or $0.74 per diluted share, compared to net income of $3.0 million, or $0.63 per diluted share, for the same period last year. Excluding a SFAS No. 133 loss of $335,000 and the related tax benefit of $118,000, the Company's net income for the nine months ended September 30, 2001 was $3.0 million, or $0.80 per share. The most significant factors affecting the operating results for the first nine months of 2001 were growth in average loans, increases in FHLB advances and brokered deposits to fund the expanded asset base and the repurchase of common stock, the impact of share repurchases, lower rates paid on borrowings, reduced gains on sales of securities and higher operating expenses.

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

                                                                     For the Nine Months Ended September 30,
                                                        -----------------------------------------------------------------
                                                                     2001                              2000
                                                        -------------------------------   -------------------------------
                                                                                Average                           Average
                                                         Average                 Yield/    Average                 Yield/
                                                         Balance    Interest     Rate      Balance    Interest     Rate
                                                        ---------   --------    -------   ---------   --------   -------
                                                                             (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
      Mortgage-backed securities                        $ 135,915   $  6,746       6.62%  $ 134,838   $  7,119      7.04%
      Equity securities                                    35,398      1,725       6.50%     36,390      1,849      6.77%
    FHLB stock                                             13,750        719       6.97%      9,987        462      6.17%
    Loans: (2)
      Residential real estate loans                       261,379     14,285       7.29%    218,595     12,042      7.35%
      Commercial real estate loans                         33,945      2,146       8.43%     28,552      1,857      8.67%
      Consumer loans                                       99,725      5,468       7.33%     90,249      5,343      7.91%
      Commercial loans                                      6,535        388       7.83%      5,223        324      8.15%
                                                        ---------   --------    -------   ---------   --------   -------
         Loans, net                                       401,584     22,287       7.40%    342,619     19,566      7.62%
    Other                                                  13,312        432       4.28%      6,262        220      4.62%
                                                        ---------   --------    -------   ---------   --------   -------
         Total interest-earning assets                    599,959     31,909       7.09%    530,096     29,216      7.35%
                                                                    --------                          --------

Noninterest-earning assets                                 34,882                            33,157
                                                        ---------                         ---------

         Total assets                                   $ 634,841                         $ 563,253
                                                        =========                         =========
Interest-bearing liabilities:
    Deposits:
      Money market accounts                             $  28,653   $    623       2.91%  $  28,358   $    654      3.08%
      Savings accounts (3)                                 69,426        982       1.89%     67,829        980      1.93%
      NOW accounts                                         55,989        721       1.72%     40,103        318      1.06%
      Certificates of deposit (4)                         163,746      6,187       5.05%    137,480      5,458      5.30%
                                                        ---------   --------    -------   ---------   --------   -------
         Total interest-bearing deposits                  317,814      8,513       3.58%    273,770      7,410      3.62%
    Borrowings                                            224,756      9,535       5.59%    196,740      9,347      6.24%
                                                        ---------   --------    -------   ---------   --------   -------

         Total interest-bearing liabilities               542,570     18,048       4.42%    470,510     16,757      4.71%
                                                                    --------    -------               --------   -------

    Demand deposits                                        16,841                            13,105
    Other noninterest-bearing liabilities                   3,876                             3,884
                                                        ---------                         ---------

         Total liabilities                                563,287                           487,499
    Total stockholders' equity                             71,554                            75,754
                                                        ---------                         ---------

         Total liabilities and stockholders' equity     $ 634,841                         $ 563,253
                                                        =========                         =========

    Net interest-earning assets                         $  57,389                         $  59,586
                                                        =========                         =========
    Net interest income/interest
      rate spread (5)                                               $ 13,861       2.67%              $ 12,459      2.64%
                                                                    ========    =======               ========   =======
    Net interest margin as a percentage
      of interest-earning assets (6)                                               3.08%                            3.13%
                                                                                =======                          =======
    Ratio of interest earning assets
      to interest-bearing liabilities                                            110.58%                          112.66%
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

                                                                 Nine Months Ended September 30,
                                                                     2001 compared to 2000
                                                       ---------------------------------------------------
                                                             Increase (Decrease)
                                                                   Due to
                                                       --------------------------------
                                                          Volume              Rate                Net
                                                       -------------      -------------      -------------
                                                                     (Dollars in Thousands)
Interest-earning assets:
      Mortgage-backed securities                       $         58       $       (431)      $       (373)
      Equity securities                                         (49)               (75)              (124)
      FHLB stock                                                191                 66                257
      Loans:
           Residential real estate loans                      2,337                (94)             2,243
           Commercial real estate loans                         339                (50)               289
           Consumer loans                                       412               (287)               125
           Commercial loans                                      76                (12)                64
                                                       ------------       ------------       ------------
                 Total loans                                  3,164               (443)             2,721
      Other                                                     227                (15)               212
                                                       ------------       ------------       ------------
                 Total interest-earning assets         $      3,591       $       (898)      $      2,693
                                                       ------------       ------------       ------------

Interest-bearing liabilities:
      Deposits:
           Money market accounts                       $          7       $        (38)      $        (31)
           Savings accounts (1)                                  15                (13)                 2
           NOW accounts                                         156                247                403
           Certificates of deposit (2)                          969               (240)               729
                                                       ------------       ------------       ------------
                 Total deposits                               1,147                (44)             1,103
      Borrowings                                                692               (504)               188
                                                       ------------       ------------       ------------
                 Total interest-bearing liabilities           1,839               (548)             1,291
                                                       ------------       ------------       ------------
Increase in net interest income                        $      1,752       $       (350)      $      1,402
                                                       ============       ============       ============

(1) Includes interest on mortgagors' escrow deposits.
(2) Includes interest on brokered certificates of deposit.

Net interest income totaled $13.9 million for the nine months ended September 30, 2001, an increase of $1.4 million, or 11.3%, compared to $12.5 million for the same period in 2000 largely as a result of growth in average interest-earning assets partially offset by net interest margin compression. Net interest margin contracted by 5 basis points to 3.08% for the first nine months of 2001 from the same period in 2000 primarily attributable to greater dependence on FHLB advances and brokered deposits to support incremental asset growth and share repurchases and a lower yield on interest-earning assets, partially offset by reduced rates paid on FHLB advances.

Interest and dividend income increased $2.7 million, or 9.2%, to $31.9 million for the nine months ended September 30, 2001 compared to the same period last year reflecting growth in average interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. Average interest-earning assets totaled $600.0 million for the first nine months of 2001 compared to $530.1 million for the same period last year, representing an increase of $69.9 million, or 13.2%. Average loans increased $59.0 million, or 17.2%, primarily due to origination and refinancing volumes in the residential real estate, commercial real estate and home equity portfolios as well as purchases of residential real estate loans, partially offset by amortization and prepayments of the existing loan portfolio. Other earning assets grew $7.1 million principally attributable to the investment of accelerated mortgage-backed securities prepayments in interest-bearing deposit accounts. The yield on interest-earning assets fell 26 basis points to 7.09% in the nine months ended September 30, 2001 mainly as a result of the lower interest rate environment which led to reduced yields on new assets as well as the repricing of a portion of the Company's existing assets.

Total interest expense increased $1.3 million, or 7.7%, to $18.0 million for the nine months ended September 30, 2001 from the same period in 2000 resulting primarily from growth in average interest-bearing liabilities, offset by reduced rates paid on interest-bearing liabilities. The average balance of interest-bearing liabilities was $542.6 million for the nine months ended September 30, 2001 as compared to $470.5 million for the same period in 2000, an increase of $72.1 million, or 15.3%, due to growth in interest-bearing core deposits, brokered deposits and borrowings. Average interest-bearing core deposits, which include money market, savings and NOW accounts, rose $17.8 million, or 13.0% to $154.1 million for the nine months ended September 30, 2001 from $136.3 million for the same period in 2000 reflecting the active promotion of our products which contributed to growth in the account base. For the nine months ended September 30, 2001 compared to the same period last year, the Company used increases of $31.8 million in average brokered certificates of deposit and $28.0 million in average borrowings to fund share repurchases and incremental asset growth. . Rates paid on interest-bearing liabilities fell 29 basis points as a result of the lower interest rate environment, which resulted in lower rates for new deposits and borrowings as well as the repricing of a portion of the Company's outstanding deposits and FHLB advances.

Provision for Loan Losses
The Company's provision for loan losses for the first nine months of 2001 totaled $195,000 compared to $120,000 for the same period in 2000. Management determined that an increase in the provision for loan losses was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses. Management believes that, based on information available at September 30, 2001, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Management believes that, based on information available at September 30, 2001, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Company's plan to increase its emphasis on non-one- to four-family mortgage lending, the Company may further increase its allowance for loan losses over future periods as conditions dictate. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

Other Income
Excluding the $82,000 SFAS No. 133 loss included in other income, total other income decreased $221,000, or 7.2%, to $2.8 million for the nine months ended September 30, 2001 as compared to $3.1 million for the same period last year as a result of lower gains on sales of securities, offset by growth in fee income and a $70,000 gain from the sale of mortgages held for sale in January, 2001. Fee income increased $210,000, or 13.2%, for the first nine months of 2001 mainly due to higher fees associated with solid growth in core deposit accounts.

Other Expenses
Other expenses increased $1.0 million, or 9.2%, to $11.9 million for the nine months ended September 30, 2001 compared to $10.9 million for the 2000 period. Salaries and benefits increased $499,000, or 8.7%, to $6.2 million for the first nine months of 2001 as a result of standard wage increases, costs attributable to new staff hired to support the growth of the Company and the new East Longmeadow branch opened in the first quarter of 2001 and higher employee stock ownership plan expenses related to an increase in the Company's average share price. Occupancy and equipment expenses grew $185,000, or 13.1%, primarily reflecting costs associated with the purchase of two new branch facilities and the establishment of a free-standing ATM located in Holyoke, Massachusetts during the fourth quarter of 2000. Marketing expenses decreased $128,000, or 19.9%, largely reflecting reduced promotional activities designed to capitalize on bank and branch consolidation in the local market, conditions which are not as prevalent in 2001 as compared to 2000. Professional service expenses rose $131,000, or 21.3%, mainly due to legal costs related to insurance activities and other corporate matters as well as audit and accounting and consulting projects. Data processing costs grew $77,000, or 12.8%, as a result of an increase in the number of loan and deposit accounts. Other general and administrative expenses increased $236,000, or 12.7%, largely as a result of the Company's larger account base, investor-related expenses, costs associated with the new branches and the free-standing ATM and purchased loan servicing fees.

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

The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, the purchase of adjustable rate one-to four-family residential mortgage loans and the investment in mortgage-backed and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the nine months ended September 30, 2001, the Company's loan originations totaled $125.1 million. At September 30, 2001, the Company's investments in mortgage-backed and equity securities totaled $161.8 million. During the nine months ended September 30, 2001, total deposits increased $27.4 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At September 30, 2001, the Company had $223.0 million of FHLB borrowings.

Outstanding loan commitments totaled $21.9 million at September 30, 2001. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2001, totaled $92.1 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of September 30, 2001, the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of September 30, 2001 and December 31, 2000 are also presented in the table.

                                                                                           Minimum
                                                                                          to be Well
                                                                                      Capitalized Under
                                                                Minimum for Capital   Prompt Corrective
                                                 Actual          Adequacy Purposes    Action Provisions
                                          -------------------   -------------------   -----------------
                                           Amount      Ratio     Amount      Ratio     Amount    Ratio
                                          --------    -------   --------    -------   --------  -------
                                                               (Dollars In Thousands)
As of September 30, 2001:
-------------------------

Total Capital to Risk Weighted Assets
    Company                                $68,730     16.0%     $34,300      8.0%         N/A    N/A
    Bank                                   $58,037     13.6%     $34,211      8.0%     $42,764   10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                $66,001     15.4%     $17,150      4.0%         N/A    N/A
    Bank                                   $55,308     12.9%     $17,106      4.0%     $25,658    6.0%

Tier 1 Capital to Average Assets
    Company                                $66,001     10.3%     $25,516      4.0%         N/A    N/A
    Bank                                   $55,308      8.7%     $19,064      3.0% -   $31,773    5.0%
                                                                 $31,773      5.0%
As of December 31, 2000:
------------------------

Total Capital to Risk Weighted Assets
    Company                                $71,104     17.7%     $32,067      8.0%         N/A    N/A
    Bank                                   $60,815     15.2%     $31,966      8.0%     $39,958   10.0%

Tier 1 Capital to Risk Weighted Assets
    Company                                $68,514     17.1%     $16,034      4.0%         N/A    N/A
    Bank                                   $58,225     14.6%     $15,983      4.0%     $23,975    6.0%

Tier 1 Capital to Average Assets
    Company                                $68,514     10.8%     $25,363      4.0%         N/A    N/A
    Bank                                   $58,225      9.3%     $18,840      3.0% -   $31,400    5.0%
                                                                 $31,400      5.0%

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

None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

None.

Item 5. Other Information.
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K ((S) 249.308 of this Chapter).
        -------------------------------------------------------------

        (a)    Exhibits

               3.1    Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
               3.2    Amended Bylaws of Woronoco Bancorp, Inc.
               4.0    Stock Certificate of Woronoco Bancorp, Inc. (1)
              11.0 Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 - Earnings Per Share)
        _____________________________
              (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.

        (b)   Reports on Form 8-K

              None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     WORONOCO BANCORP, INC.


Dated: November 14, 2001             By:    /s/ Cornelius D. Mahoney
                                            -------------------------------
                                            Cornelius D. Mahoney
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (principal executive officer)

Dated: November 14, 2001             By:    /s/ Debra L. Murphy
                                            -------------------------------
                                            Debra L. Murphy
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (principal financial and accounting
                                            officer)