Form 10-K405
period 2001-12-31
WORONOCO BANCORP INC
filed 2002-03-19
CIK 1072886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-14671

                              WORONOCO BANCORP, INC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        04-3444269
----------------------------------------------           ---------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           Identification No.)

31 Court Street, Westfield, Massachusetts                      01085
----------------------------------------------           ---------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:                             (413) 568-9141
                                                         ---------------------
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
      Common Stock, par value
         $0.01 per share                      The American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $63,506,671 based upon a closing price of $18.50 as listed on the American Stock Exchange on February 26, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

     As of February 26, 2002, there were 3,716,762 shares of the Registrant's Common Stock outstanding.

     Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                    INDEX


PART I                                                                         Page No.
                                                                               --------
     Item 1.    Business..............................................................1

     Item 2.    Properties...........................................................32

     Item 3.    Legal Proceedings....................................................33

     Item 4.    Submission of Matters to a Vote of Security Holders..................33

PART II

     Item 5.    Market for the Registrant's Common Equity
                and Related Stockholder Matters......................................33

     Item 6.    Selected Financial Data..............................................34

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................36
...
     Item 7a.   Quantitative and Qualitative Disclosures About Market Risk...........45

     Item 8.    Financial Statements and Supplementary Data..........................51

     Item 9.    Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure .................................52

PART III

     Item 10.   Directors and Executive Officers of the Registrant...................52

     Item 11.   Executive Compensation...............................................52

     Item 12.   Security Ownership of Certain Beneficial Owners and Management.......52

     Item 13.   Certain Relationships and Related Transactions.......................52

PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....52

SIGNATURES...........................................................................54

PART I

ITEM 1. BUSINESS.
----------------

     Woronoco Bancorp, Inc. and its subsidiaries (the "Company") have no significant assets other than all of the outstanding shares of Woronoco Savings Bank (the "Bank") and the proceeds that it retained from the initial public offering of its common stock. Management of the Company and the Bank are the same and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

     The Bank is a community-oriented Massachusetts savings bank, which was organized in 1871. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its 12 banking offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one-to four-family residential loans and consumer loans, mainly home equity loans and lines of credit. The Bank, to a lesser extent, also invests those funds in multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans, primarily automobile and personal loans. The Bank originates loans primarily for investment. However, the Bank may sell some loans in the secondary market, while generally retaining the servicing rights. In addition to its core lending business, the Bank also purchases one-to-four-family residential loans and invests in mortgage-backed securities, debt securities, equity securities and other permissible investments. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest on purchased loans and interest and dividends on investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investment securities and advances from the Federal Home Loan Bank (the "FHLB").

MARKET AREA

     The Company is headquartered in Westfield, Massachusetts. The Company's primary lending and deposit market areas include Hampden and Hampshire Counties in western Massachusetts and parts of northern Connecticut. The city of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. The economy in the Company's primary market area has benefitted from the presence of large employers such as the University of Massachusetts, Baystate Health Systems, Mass Mutual, Big Y Foods, Friendly Ice Cream Corporation, Old Colony Envelope, Hasbro, Spalding Sports Worldwide, Six Flags New England, Hamilton Standard and Pratt & Whitney. Other employment and economic activity is provided by financial services institutions, colleges and universities, other hospitals and a variety of wholesale and retail services and trade businesses.

COMPETITION

     The Company faces significant competition both in generating loans and in attracting deposits. The Company's primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company.
The Company's competition for loans comes principally from commercial banks, other savings banks, co-operative banks, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings, co-operative and commercial banks. In addition, the Company faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds, 401(k) plans and annuities. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leech-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Company conducts business. Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions. The Company has also experienced significant competition from credit unions. Recently, credit unions have applied for and received, in some cases, regulatory approval to expand beyond the traditional definition of a group to include, for instance, an entire community versus a particular company. In addition, credit unions are exempt from taxation. Such competitive advantages have placed increased pressure on the Company with respect to its loan and deposit pricing.

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

                                                                      At December 31,
------------------------------------------------------------------------------------------------------------------------------
                                             2001                  2000                  1999                         1998
                                      -------------------    -------------------    -------------------    -------------------
                                                 Percent                Percent                Percent                Percent
                                      Amount     of Total    Amount     of Total    Amount     of Total    Amount     of Total
                                      --------   --------    --------   --------    --------   --------    --------   --------
                                                                (Dollars In Thousands)

Real estate loans:
  One- to four-family                 $245,990     55.62%    $225,144     55.92%    $170,808     54.83%    $157,698     54.95%
  Multi-family                          33,821      7.65%      33,529      8.33%      26,104      8.38%      22,962      8.00%
  Commercial                            36,221      8.19%      29,257      7.27%      23,796      7.64%      20,595      7.18%
  Construction and development          16,145      3.65%      11,361      2.82%       2,873      0.92%       3,464      1.21%
                                      --------   --------    --------   --------    --------   --------    --------   --------
      Total real estate loans          332,177     75.11%     299,291     74.34%     223,581     71.77%     204,719     71.34%
                                      --------   --------    --------   --------    --------   --------    --------   --------

Consumer loans:
  Home equity                           84,117     19.02%      81,888     20.34%      69,821     22.41%      64,705     22.55%
  Automobile                            12,174      2.75%      12,941      3.21%       9,653      3.10%       9,460      3.30%
  Other                                  3,382      0.76%       3,550      0.88%       3,551      1.14%       3,454      1.20%
                                      --------   --------    --------   --------    --------   --------    --------   --------
      Total consumer loans              99,673     22.53%      98,379     24.43%      83,025     26.65%      77,619     27.05%
                                      --------   --------    --------   --------    --------   --------    --------   --------

Commercial loans                        10,447      2.36%       4,936      1.23%       4,907      1.58%       4,613      1.61%
                                      --------   --------    --------   --------    --------   --------    --------   --------

      Total loans                      442,297    100.00%     402,606    100.00%     311,513    100.00%     286,951    100.00%
                                                 ========               ========               ========               ========

Less:
  Unadvanced loan funds (1)            (13,070)                (9,537)                (2,350)                (1,453)
  Net deferred loan origination costs      883                    807                    553                    711
  Allowance for loan losses             (2,701)                (2,590)                (2,309)                (2,166)
                                      --------               --------               --------               --------

      Loans, net                     $ 427,409              $ 391,286              $ 307,407              $ 284,043
                                     =========              =========              =========              =========



                                       At December 31,
--------------------------------------------------------
                                            1997
                                     -------------------
                                                 Percent
                                     Amount      of Total
                                     ---------   --------
                                    (Dollars In Thousands)

Real estate loans:
  One- to four-family                 $139,811     52.84%
  Multi-family                          19,047      7.20%
  Commercial                            21,757      8.22%
  Construction and development           2,868      1.08%
                                     ---------   --------
      Total real estate loans          183,483     69.34%
                                     ---------   --------

Consumer loans:
  Home equity                           62,227     23.52%
  Automobile                            10,287      3.89%
  Other                                  4,291      1.62%
                                     ---------   --------
      Total consumer loans              76,805     29.03%
                                     ---------   --------

Commercial loans                         4,319      1.63%
                                     ---------   --------

      Total loans                      264,607    100.00%
                                                 ========

Less:
  Unadvanced loan funds (1)             (1,866)
  Net deferred loan origination costs      934
  Allowance for loan losses             (1,952)
                                     ---------

      Loans, net                      $ 261,723
                                      =========

(1) Includes committed but unadvanced loan amounts.

     Origination, Purchase, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily by its salaried loan representatives operating at its twelve full service banking offices and its commissioned, offsite loan originators. All loans originated by the Company are underwritten by the Company under the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans. The Company's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. The Company also purchases from time to time adjustable-rate loans from various financial institutions.

     The Company is primarily a portfolio lender, originating substantially all of its loans for investment. However, the Company may sell or securitize a portion of its outstanding loans in order to improve, among other factors, interest rate risk and liquidity. In 2001, the Company sold low coupon, fixed-rate residential mortgages with outstanding balances totaling $17.5 million and loans held for sale with outstanding balances of $14.3 million.
The Company utilized the proceeds from these sales to fund loan originations and to pay-down certain borrowings. In 1998, the Company completed the securitization of $19.1 million of 30-year fixed-rate one- to four-family mortgage loans with Fannie Mae to improve liquidity. Such loans are serviced as mortgage-backed securities for Fannie Mae. The Company may sell and/or securitize a portion of its loans, mostly 30-year fixed-rate one- to four-family mortgage loans, in the future. Any loans originated for sale by the Company conform to the underwriting standards specified by Fannie Mae and Freddie Mac. The Company generally retains the servicing rights on mortgage loans sold or securitized.

     At December 31, 2001, the Company was servicing $42.6 million of loans for others, consisting of conforming fixed-rate mortgage loans sold or securitized by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points of the total balance of the loan being serviced. The balance of capitalized servicing rights related to these loans, net of valuation allowances, was $250,000 and $107,000 at December 31, 2001 and 2000, respectively, and is included in other assets. The fair value of these rights approximates carrying amounts. Amortization of mortgage servicing rights totaled $27,000, $14,000 and $43,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     During the years ended December 31, 2001, 2000 and 1999, the Company originated $62.1 million, $4.1 million and $26.5 million of fixed-rate one- to four-family loans, respectively, of which $55.8 million, $4.1 million and $26.5 million, respectively, were retained by the Company. During these same periods, the Company also originated $30.0 million, $21.9 million and $8.6 million of adjustable-rate one- to four-family loans, respectively, all of which were retained by the Company. The Company recognizes, at the time of sale, the cash gain or loss on the sale of loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The Company has, from time-to-time, participated in loans, primarily multi-family and commercial real estate loans and commercial business loans and, at December 31, 2001, had $2.4 million in loan participation interests.

     The following table sets forth the Company's loan originations and purchases, sales and principal repayments for the periods indicated.

                                                                  For the Years Ended December 31,
                                                              -------------------------------------
                                                                  2001         2000          1999
                                                              ------------  ----------    -----------
                                                                          (In Thousands)
Loans,net, beginning of period                                 $  391,286   $  307,407    $  284,043
                                                              ------------  ------------  ------------
   Loans originated:
     Real estate                                                  127,140       58,170        48,538
     Consumer:
       Home equity                                                 32,704       32,586        23,808
       Automobile                                                   6,265        8,963         5,842
       Other                                                        3,005        3,483         3,245
                                                              ------------  ------------  ------------
        Total consumer                                             41,974       45,032        32,895
     Commercial                                                     6,845        1,373         4,688
                                                              ------------  ------------  ------------
        Total loans originated                                    175,959      104,575        86,121
                                                              ------------  ------------  ------------
   Real estate loans purchased                                          -       43,620         1,110
                                                              ------------  ------------  ------------
   Principal repayments, unadvanced
     funds and other, net                                        (122,014)     (64,236)      (62,985)
   Sale of mortgage loans, principal balance                      (17,461)           -             -
   Loan charge-offs, net                                              (84)         (19)          (37)
   Transfers to REO                                                  (277)         (61)         (845)
                                                              ------------  ------------  ------------
        Total deductions                                         (139,836)     (64,316)      (63,867)
                                                              ------------  ------------  ------------
Net loan activity                                                  36,123       83,879        23,364
                                                              ------------  ------------  ------------
     Loans, net, end of  period                                $  427,409   $  391,286    $  307,407
                                                              ============  ============  ============

     Loan Maturity. The following table shows the remaining contractual maturity of the Company's loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $140.3 million, $89.9 million and $82.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                                          At December 31, 2001
                                         ------------------------------------------------------------------------------------

                                           One- to                          Construction
                                           Four-      Multi-   Commercial       and       Home Equity                Other
                                           Family     Family   Real estate  Development     Loans      Automobile   Consumer
                                         ---------  ---------  -----------  ------------  -----------  ----------   ---------
                                                                              (In Thousands)
Amounts due:
  One year or less                       $   4,527  $      50  $     25     $    8,700    $     618    $     1,793  $   1,107
  After one year:
    More than one year to three years        2,252        134        32            773        2,481          7,460      1,139
    More than three years to five years      7,429      2,159     2,922          3,702        2,091          2,921         69
    More than five years to 10 years        29,498      5,613     4,011            412        7,811             --        144
    More than ten years to 15 years         60,256      7,185     9,424          1,556        9,675             --         33
    More than 15 years                     142,028     18,680    19,807          1,002       61,441             --        890
                                         ---------  ---------  -----------  ------------  -----------  -----------  ---------

      Total amount due                   $ 245,990  $  33,821  $ 36,221     $   16,145    $  84,117    $    12,174  $   3,382
                                         =========  =========  ===========  ============  ===========  ===========  =========

Less:
  Unadvanced loan funds
  Net deferred loan origination costs
  Allowance for loan losses
Loans, net

                                                          Total
                                                          Loans
                                           Commercial  Receivable
                                           ----------  ----------

Amounts due:
  One year or less                         $    613     $  17,433
  After one year:
    More than one year to three years         1,421        15,692
    More than three years to five years       1,654        22,947
    More than five years to 10 years          3,979        51,468
    More than ten years to 15 years               -        88,129
    More than 15 years                        2,780       246,628
                                           ----------  ----------

      Total amount due                     $ 10,447       442,297
                                           ==========  ==========

Less:
  Unadvanced loan funds                                   (13,070)
  Net deferred loan origination costs                         883
  Allowance for loan losses                                (2,701)
                                                       ----------
Loans, net                                              $ 427,409
                                                       ==========

     The following table sets forth at December 31, 2001, the dollar amount of gross loans receivable contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                            Due After December 31, 2002
                                   -------------------------------------------
                                         Fixed       Adjustable      Total
                                   --------------   --------------  ----------
                                                    (In Thousands)
Real estate loans:
   One- to four-family             $      137,308   $   104,155      $ 241,463
   Multi-family and
      commercial real estate                4,454        65,513         69,967
   Construction and development             2,780         4,665          7,445
                                   --------------   ---------------  ---------
      Total real estate loans             144,542       174,333        318,875
                                   --------------   ---------------  ---------

Consumer loans:
   Home equity                             21,500        61,999         83,499
   Automobile                              10,381             -         10,381
   Other                                    2,275             -          2,275
Commercial loans                            6,763         3,071          9,834
                                   --------------   ---------------  ---------
      Total loans                  $      185,461    $  239,403      $ 424,864
                                   ==============   ===============  =========

     One- to Four-Family Loans. The Company currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans which are secured by one- to four-family residences located mainly in the Company's primary market area. One- to four-family mortgage loan originations are generally obtained from the Company's in-house and commissioned offsite loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. The Company also purchases from time to time ARM loans from various financial institutions. At December 31, 2001, the Company's one- to four-family mortgage loans totaled $246.0 million, or 55.6% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 56.0% were fixed-rate mortgage loans and 44.0% were ARM loans.

     The Company currently offers a variety of fixed-rate and adjustable-rate mortgage loan products to meet the needs of its customers. The Company currently offers fixed-rate mortgage loans with terms of up to 30 years. The Company also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year or seven year initial fixed period. The interest rates for the Company's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury ("CMT") Index. The Company originates ARM loans with initially discounted rates. The Company's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Company's purchased ARM loans generally have terms of up to 30 years and interest rates which adjust annually after three and five years and provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. These purchased loans are generally serviced by the seller.

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

     All one- to four-family mortgage loans are underwritten according to the Company's policies and secondary market underwriting guidelines. Generally, the Company originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the lesser of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable if a borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the yields on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses. The Company requires fire, casualty, title and flood insurance, if applicable, on all properties securing real estate loans made by the Company.

     In an effort to provide financing for first-time home buyers, the Company offers its own first-time home buyer loan program. This program offers one- and two-family owner-occupied residential mortgage loans to qualified low-to-moderate income individuals. These loans are offered with initial five year fixed-rates of interest which adjust annually thereafter with terms of up to 30 years. The program includes initially discounted rates, periodic (not more than 1%) and overall (not more than 4%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan and reduced loan origination fees and closing costs. These loans are originated using more liberal underwriting guidelines than the Company's other one- to four-family mortgage loans. Such loans are originated in amounts of up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ("LTV") ratios of over 80%. The Company also offers first-time home buyer loans through the Federal Housing Authority and Massachusetts Housing Financial Authority programs.

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

     At any time during the draw period, all, or a portion of the outstanding balance of a home equity line of credit, may be converted to a fixed-rate, fixed-term home equity loan. The interest rate for the term loan is based on rates offered by the Company at the time the conversion request is received. Maturities offered on home equity term loans are five, ten and 15 years. When the term loan is repaid in full, the original principal balance becomes available under the home equity credit line. The Company also offers fixed-rate, fixed-term equity loans that are not tied to a line of credit. Repayment terms are the same as the aforementioned home equity term loans. At December 31, 2001, home equity loans and lines of credit totaled $84.1 million, or 19.0% of the Company's total loans and 84.4% of consumer loans.

     Multi-Family and Commercial Real Estate Lending. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities mainly located in the Company's primary market area. The Company's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, 75% if the property is being refinanced, provided such loan complies with the Company's current loans-to-one-borrower limit, which at December 31, 2001 was $7.0 million. The Company's multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or the one, three or five year CMT Index. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Company considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will also consider the term of the lease and the quality of the tenants. The Company has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x. Environmental impact surveys are generally required for commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Company's multi-family real estate loan portfolio at December 31, 2001 was $33.8 million, or 7.7% of total loans, and the Company's commercial real estate loan portfolio at such date was $36.2 million, or 8.2% of total loans. The largest multi-family or commercial real estate loan in the Company's portfolio at December 31, 2001 was a $2.6 million real estate loan secured by a 126-unit apartment building located in West Springfield, Massachusetts. This loan was performing according to its terms at December 31, 2001.

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

     Construction and Development Lending. The Company originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate and commercial real estate properties located in the Company's primary market area. Commercial real estate construction loans typically convert into permanent financing. Construction and development loans are generally offered to customers and experienced builders with whom the Company has an established relationship. Construction and development loans are typically offered with terms of up to 12 months; however, terms may be extended up to four years under certain circumstances. The maximum loan-to-value limit applicable to such loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Company's lending officers or, on larger projects, independent architects or engineering firms, warrant. At December 31, 2001, the Company's largest construction and development loan was a $6.0 million construction/permanent mortgage to build a 60,000 square foot medical office building in Springfield, Massachusetts. No funds were disbursed on this loan in 2001. At December 31, 2001, construction and development loans totaled $16.1 million, or 3.7%, of the Company's total loans.

     The Company originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are generally limited to 60% of the lower of the acquisition price or the appraised value of the land and have a term of up to four years with a floating interest rate based on the prime rate as reported in The Wall Street Journal. The Company's land loans are generally secured by property in its primary market area. The Company requires title insurance and, if applicable, a hazardous waste survey.

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

     Automobile and Other Consumer Lending. The Company offers automobile loans with term of up to 60 months and loan-to-value ratios of 90% for new cars. For used cars, the maximum loan-to-value ratio is 90% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the terms for used automobile loans range between 36 months (for older vehicles) to 60 months (for automobiles up to four years old). At December 31, 2001, automobile loans totaled $12.2 million, or 2.8% of the Company's total loans and 12.2% of consumer loans. Other consumer loans at December 31, 2001 amounted to $3.4 million, or 0.8% of the Company's total loans and 3.4% of consumer loans.
These loans include education, second mortgages, collateral, motorcycle, boat, mobile home and unsecured personal loans. Motorcycle, boat and mobile home loans are generally made in amounts of up to 80% of the fair market value of the property securing the loan. Collateral loans are generally secured by a passbook account, a certificate of deposit, securities or life insurance. Unsecured personal loans generally have a maximum borrowing limitation of $5,000 and a maximum term of three years.

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

     Commercial Lending. At December 31, 2001, the Company had $10.4 million in commercial loans which amounted to 2.4% of total loans. In addition, at such date, the Company had $3.3 million of unadvanced commercial lines of credit. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Company offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with adjustable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in The Wall Street Journal.

     In making commercial business loans, the Company considers the financial statements of the borrower, the Company's lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the adjusted value of the collateral securing the loan. The Company generally does not make unsecured commercial loans. In addition, the Company participates in loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2001, $360,000, or 3.5% of the commercial loan portfolio, were participation loans of this nature. In an effort to increase its emphasis on commercial loans, in December 1999, the Company hired an experienced commercial loan officer with the primary responsibility of increasing commercial business and real estate loan volume. The Company also plans to hire an additional commercial loan officer in 2002.

     Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 2001, the Company's largest commercial loan relationship consists of six term loans totaling $3.7 million and a revolving line of credit for $150,000 to a fast food franchisee.

     Loan Approval Procedures and Authority. The lending policies and loan approval limits of the Company are established by the Executive Lending Committee and are ratified by the Board of Directors. In connection with one- to four-family mortgage loans, the Executive Lending Committee has authorized the following persons to approve the loans up to the amounts indicated: one assistant vice president and one vice president of commercial lending may approve loans up to $150,000 and $200,000, respectively; the vice president of residential lending and all loan origination and underwriting officers may approve loans up to $300,700; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $500,000.

     With respect to consumer loans, the Executive Lending Committee has authorized the following persons to approve loans up to the amounts indicated:
12 assistant branch managers may approve secured and unsecured loans of up to $15,000; branch managers, loan originators and underwriting officers and the vice president of operations and two vice presidents may approve secured and unsecured loans of up to $30,000 and $10,000, respectively; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $75,000 and $50,000, respectively.

     The Executive Lending Committee has authorized the following individuals to approve home equity loans and lines of credit up to the amounts indicated: two lending vice presidents, an assistant vice president and loan origination and underwriting officers may approve loans up to $100,000; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $200,000.

     All loans in excess of these approval amounts must be approved by either the Executive Vice President, Lending, the Officers' Loan Committee and/or the Executive Lending Committee. The Officers' Loan Committee, which currently consists of five lending officers, is selected by the Executive Lending Committee and ratified by the Board of Directors. Specifically, all loans, commitments or other extensions of credit, which either alone or in the aggregate total up to $500,000 may be approved by the Executive Vice President, Lending. Those loan commitments or other extensions of credit, either alone or in the aggregate, which are greater than $500,000 but are less than $1.5 million must be approved by the Officers' Loan Committee and those loans commitments or other extensions of credit, either alone or in the aggregate, which exceed $1.5 million must be approved by the Executive Lending Committee. Additionally, those loans less than $1.5 million must be ratified by the Executive Lending Committee. All loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers' Loan Committee.

     With respect to commercial loans, the Executive Lending Committee has authorized the following persons to approve loans up to the amounts indicated: the Assistant Vice President, Loan Servicing and Collection may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $150,000, $100,000 and $20,000, respectively; the vice president/commercial lending officers may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $300,000, $250,000 and $125,000, respectively; and the Chief Executive Officer and the Executive Vice President, Lending may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $500,000, $300,000 and $150,000, respectively.

     All loans in excess of these approval amounts for commercial loans must be approved by either the Officers' Loan Committee and/or the Executive Lending Committee. Specifically, all loans, commitments or other extensions of credit, either alone or in the aggregate which exceed $500,000 or $1.5 million must be approved by the Officers' Loan Committee and the Executive Lending Committee, respectively. Additionally, all loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers' Loan Committee.

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

     Classified Assets. Federal regulations and the Company's internal policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth, paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

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

     The following table sets forth the Company's classified assets at December 31, 2001.


                                                          Loss                      Doubtful                 Substandard
                                                 ------------------------   ------------------------   ------------------------
                                                 Number of    Principal     Number of    Principal     Number of    Principal
                                                  Loans       Balance        Loans       Balance        Loans       Balance
                                                 --------  --------------   ---------  --------------  ---------  -------------
Real estate loana:
  One- to four-family                                  -     $         -          -     $         -          9     $       597
  Multi-family and commercial real estate              -               -          -               -          4             954
                                                 --------  --------------   ---------  -------------   ---------  -------------
  Total real estate loans                              -               -          -               -         13           1,551
                                                 --------  --------------   ---------  -------------   ---------  -------------
Consumer loans
  Home equity                                          -               -          -               -          9             303
  Automobile                                           -               -          -               -          4              33
  Other                                                -               -          -               -         14             286
Commercial loans                                       -               -          -               -          1              12
                                                 --------  --------------   ---------  -------------   ---------  -------------

    Total loans                                        -     $         -          -     $         -         41     $     2,185
                                                 ========  ==============   =========  =============   =========  =============

Total loans in each category to tota1 assets                       0.00%                      0.00%                      0.33%


                                                     Special Mention
                                                 ------------------------
                                                 Number of    Principal
                                                  Loans       Balance
                                                 -----------  -----------
Real estate loans:                                     3     $      143
  One- to four-family                                  2            204
  Multi-family and commercial real estate        ----------  ------------
                                                       5            347
  Total real estate loans                        ----------  ------------

Consumer loans:
  Home equity                                          -              -
  Automobile                                           -              -
  Other                                                -              -
Commercial loans                                       2             96
                                                ----------  -------------
    Total loans                                        7     $      443
                                                ==========  =============

Total loans in each category to tota1 assets                      0.07%

     At December 31, 2001, all of these classified assets represented 0.6% of total loans.

     At December 31, 2001, the Company had one loan, classified as Substandard and included in the multi-family and commercial real estate category, with a balance of $645,000. The loan is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts. Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties' vacancy rates. The borrower is current with respect to payments.

     The following table sets forth the delinquencies in the Company's loan portfolio as of the dates indicated.

                                     December 31, 2001                         December 31, 200O
                         ----------------------------------------  ----------------------------------------
                             60-89 Days         90 Days or More        60-89 Days         90 Days or More
                         -------------------  -------------------  -------------------  -------------------
                          Number   Principal   Number   Principal   Number   Principal   Number   Principal
                            of    Balance of     of    Balance of     of    Balance of     of    Balance of
                          Loans     Loans      Loans     Loans      Loans     Loans      Loans     Loans
                         ------- -----------  ------- -----------  ------- -----------  ------- -----------
                                                         (Dollars In Thousands)
One- to four- family         1O        $771        4         $243        1        $100        1         $4
Commercial real estate        1          21        -            -        1          50        2        235
Home equity                   1          27        1           11        2          70        1         22
Other consumer                8          18        7          290        6          11        -          -
Commercial                    -           -        1           12        -           -        -          -
                         ------- -----------  ------- -----------  ------- -----------  ------- -----------
Total loans                  20        $837       13         $556       10        $231        4       $261
                         ======= ===========  ======= ===========  ======= ===========  ======= ===========

Delinquent loans to
  total loans (1)                     0.19%                 0.13%                0.06%               0.07%

                                     December 31, 1999                         December 31, 1998
                         ----------------------------------------  ----------------------------------------
                             60-89 Days         90 Days or More        60-89 Days         90 Days or More
                         -------------------  -------------------  -------------------  -------------------
                          Number   Principal   Number   Principal   Number   Principal   Number   Principal
                            of    Balance of     of    Balance of     of    Balance of     of    Balance of
                          Loans     Loans      Loans     Loans      Loans     Loans      Loans     Loans
                         ------- -----------  ------- -----------  ------- -----------  ------- -----------
                                                         (Dollars In Thousands)
One- to four- family          1         $77        1          $49        1         $74        2       $167
Commercial real estate        -           -        1           12        -           -        2        109
Home equity                   1          24        2          114        1           6        1         30
Other consumer                3           6        -            -        3           5        -          -
                         ------- -----------  ------- -----------  ------- -----------  ------- -----------

Total loans                   5        $107        4        $175         5         $85        5       $306
                         ======= ===========  ======= ===========  ======= ===========  ======= ===========

Delinquent loans to
  total loans (1)                     0.03%                0.06%                 0.03%               0.11%

                                     December 31, 1997
                         ----------------------------------------
                             60-89 Days         90 Days or More
                         -------------------  -------------------
                          Number   Principal   Number   Principal
                            of    Balance of     of    Balance of
                          Loans     Loans      Loans     Loans
                         ------- -----------  ------- -----------
                                  (Dollars In Thousands)

One- to four- family          2         $80        1          $95
Commercial real estate        2         192        1          790
Home equity                   1          30        -            -
Other consumer                6          38        -            -
                         ------- -----------  ------- -----------

Total loans                  11        $340        2         $885
                         ======= ===========  ======= ===========

Delinquent loans to
  total loans (1)                     0.13%                 0.34%


(1) Total loans includes gross loans, less unadvanced loan funds, plus net deferred loan costs

     Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and real estate owned ("REO"). Nonaccrual loans increased $295,000 to $556,000 at December 31, 2001 compared to $261,000 at December 31, 2000 largely attributable to two collateral loans secured by stock which were placed on non-accrual status during the year ended December 31, 2001. Liquidation of the collateral was in process at December 31, 2001 with final payoff in full completed in 2002. It is the general policy of the Company to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. If interest payments on all nonaccrual loans for the years ended December 31, 2001, 2000 and 1999 had been made in accordance with original loan agreements, interest income of $19,000, $18,000 and $9,000, respectively, would have been recognized. The Company did not recognize cash basis nonaccrual loan income during the years ended December 31, 2001, 2000 and 1999. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. At December 31, 2001, the Company had an $84,000 recorded investment in impaired loans with specific allowances of $41,000. At December 31, 2000, the Company had a $98,000 recorded investment in impaired loans with specific allowances of $54,000 and a $224,000 impaired loan without a specific allowance. At December 31, 2001, the Company had no REO. At December 31, 2000, REO totaled $61,000 consisting of a four-family dwelling. The Company sold the property, which had a book value of $61,000, for $66,000 in January 2001. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific allowance and charges operations for the diminution in value.


                                                        At December 31,
                                    -----------------------------------------------------
                                     2001        2000       1999        1998       1997
                                    ---------  ---------  ----------  ---------  --------
                                                    (Dollars in Thousands)
Non-accrual loans:
  Real estate:
    One to four-family                  $243         $4         $49       $167       $595
    Commercial                             -        235          12        109        790
  Home equity                             11         22         114         30          -
  Other consumer                         290          -           -          -          -
  Commercial                              12          -           -          -          -
                                    ---------  ---------  ----------  ---------  --------
    Total                                556        261         175        306        885
Real estate owned, net (1)                 -         61         879        241        189
Other repossessed assets                   -          -           4          -        192
                                    ---------  ---------  ----------  ---------  --------
  Total nonperforming assets             556        322       1,058        547      1,266
Troubled debt restructurings               -          -           -        773        274
                                    ---------  ---------  ----------  ---------  --------
Troubled debt restructurings and

  total nonperforming assets            $556       $322      $1,058     $1,320     $1,540
                                    =========  =========  ==========  =========   =======
Total nonperforming loans and
  troubled debt restructuring as a
  percentage of total loans (2)(3)      0.13%      0.07%      0.06%      0.38%      0.44%
Total nonperforming assets and
  troubled debt restructurings as a
  percentage of total assets (3)        0.08%      0.05%      0.21%      0.31%      0.45%


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

Allowance For Loan Losses

     Management prepares a loan loss sufficiency analysis on a quarterly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio, historical loan loss experience and other relevant factors. This analysis is compared to actual losses, peer group data, economic trends and conditions. The allowance for loan losses is maintained through the provision for loan losses, which are charged to operations.

     The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in its loan portfolio based on management's on-going evaluation of the risks inherent in its loan portfolio, consideration of trends in delinquency and impaired loans, charge-offs and recoveries, volume of loans, changes in risk selection, credit concentrations, national and regional economies and the real estate market in the Company's primary lending area. The Company believes that the current allowance for loan losses accurately reflects the level of risk in the current loan portfolio. The Company's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     The Company's methodology for assessing the adequacy of the loan loss allowance consists of a review of the components, which includes a specific allowance for identified problem and impaired loans and a general allowance for current performing loans. All loans are considered in the evaluation, whether on an individual or group basis. Changes in the balances of problem and impaired loans affect the specific reserve while changes in volume and concentrations of current performing loans affects the general reserve and the allocation of the allowance of the loan losses among loan types.

     The specific allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with SFAS No. 114. In accordance with SFAS No. 114 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Bank expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Impairment can be measured based on present value of the expected future principal and interest cash flows discounted at the loan's effective interest rate or the Bank may measure impairment based on a loan's observable market price or the fair market value of the collateral, if the loan is collateral dependent. Larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential real estate mortgages, home equity loans and consumer and installment loans are not included within the scope of SFAS No. 114.

     The general allowance is calculated by applying reserve percentages to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each month management prepares an allowance for loan losses summary work sheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the formula allowance. Reserve percentages are assigned to each category based on Company's assessment of each category's inherent risk. In determining the reserve percentages to apply to each loan category, management considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Reserve percentages may be adjusted for qualitative factors that, in management's judgement, affect the collectability of the portfolio as the evaluation date. Classified loan loss factors are derived from loss percentages utilized by banking regulators for similarly graded loans. Reserve percentages of 5%, 15% and 50% are applied to the outstanding balance of loans internally classified special mention, substandard and doubtful, respectively.

     Performing loan loss factors are based on actual losses for the previous three years adjusted for qualitative factors, such as new loan products, credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations and specific industry conditions within portfolio segments that exist at the balance sheet date. The reserve percentages are applied to outstanding loans by loan type.

     The Company's methodologies include several factors that are intended to reduce the difference between estimated and actual losses. The reserve percentages that are used to establish the allowance for current performing loans are designated to be self-correcting by taking into account changes in loan classification, loan concentrations and loan volumes and by permitting adjustments based on management's judgements of qualitative factors as of the evaluation date. Similarly, by basing the current performing loan reserve percentages on loss experience over the prior three years, the methodology is designated to take the Company's recent loss experience into account.

     The Company's allowance methodology has been applied on a consistent basis. Based on this methodology, it believes that it has established and maintained the allowance for loan losses at adequate levels. However, future adjustments to the allowance for loan losses may be necessary if economic, real estate and other conditions differ substantially from the current operating environment resulting in estimated and actual losses differing substantially.

     The Company determines the classification of its assets and the amount of its valuation allowances. These determinations can be reviewed by the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks for the Massachusetts Banking Commissioner (the "Commissioner"), which can order the establishment of additional allocated or general loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings. Although management believes that adequate allocated and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of allocated and general loan loss allowances may become necessary.

     The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.


                                                                 At or for the Year Ended December 31,
                                                    -------------------------------------------------------------
                                                      2001         2000         1999         1998         1997
                                                    ---------    ---------    ----------   ---------     --------
                                                                        (Dollars in Thousands)


Allowance for loan losses, beginning of period        $2,590       $2,309       $2,166       $1,952       $1,911
Charged-off loans:
   Real estate                                             -            -            8            -           52
   Consumer                                              117          108           78          100           10
   Commercial                                              5            -            -            -          109
                                                    ---------    ---------    ----------   ---------     --------
      Total charged-off loans                            122          108           86          100          171
                                                    ---------    ---------    ----------   ---------     --------
Recoveries on loans previously charged-off:
   Real estate                                            13           52           12           37           11
   Consumer                                               25           37           37           37            -
   Commercial                                              -            -            -            -           21
                                                    ---------    ---------    ----------   ---------     --------
      Total recoveries                                    38           89           49           74           32
                                                    ---------    ---------    ----------   ---------     --------
Net loans charged-off                                     84           19           37           26          139
Provision for loan losses                                195          300          180          240          180
                                                    ---------    ---------    ----------   ---------     --------
Allowance for loan losses, end of period              $2,701       $2,590       $2,309       $2,166       $1,952
                                                    =========    =========    ==========   =========     ========

Net loans charged-off to average loans, net             0.02%        0.01%        0.01%        0.01%        0.06%
Allowance for loan losses to total loans (1)            0.63%        0.66%        0.75%        0.76%        0.74%
Allowance for loan losses to nonperforming
   loans and troubled debt restructuring              485.79%      992.34%    1,319.43%      200.74%      168.42%
Net loans charged-off to allowance for loan losses      3.11%        0.73%        1.60%        1.20%        7.12%
Recoveries to charge-offs                              31.15%       82.41%       56.98%       74.00%       18.71%


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



                                                         For Year Ended December 31,
                        ------------------------------------------------------------------------------------------
                                    2001                         2000                         1999
                        -----------------------------  ---------------------------  ------------------------------
                                    % of     Percent             % of     Percent             % of     Percent
                                  Allowance  of Loans          Allowance  of Loans          Allowance  of Loans
                                   in each    in each           in each    in each           in each    in each
                                  Category   Category          Category   Category          Category   Category
                                  to Total   to Total          to Total   to Total          to Total   to Total
                          Amount  Allowance    Loans   Amount  Allowance    Loans   Amount  Allowance    Loans
                        --------  ---------  --------  ------  ---------  --------  ------  ---------  -----------
                                                            (Dollars in Thousands)

Real estate loans (1)     $2,035   75.35%     75.11%   $1,827     70.54%    74.34%  $1,547     67.00%    71.77%
Consumer loans (1)           573   21.21%     22.53%      665     25.68%    24.43%     664     28.76%    26.65%
Commercial loans              93    3.44%      2.36%       98      3.78%     1.23%      98      4.24%     1.58%
                        --------  ---------  --------  ------  ---------  --------  ------  ---------  -----------
   Total allowance
      for loan losses     $2,701  100.00%    100.00%   $2,590    100.00%   100.00%  $2,309    100.00%   100.00%
                        ========  =========  ========  ======  =========  ========  ======  =========  ===========

                                                 For Year Ended December31,
                          --------------------------------------------------------------------
                                     1998                                 1997
                          =================================  =================================
                                     % of         Percent                 % of      Percent
                                   Allowance     of Loans               Allowance   of Loans
                                    in each       in each                in each     in each
                                   Category       Category               Category   Category
                                   to Total       to Total               to Total    to Total
                           Amount  Allowance       Loans      Amount    Allowance     Loans
                          -------  ----------   -----------  --------  -----------  ----------
                                                    (Dollars in Thousands)
Real estate loans(1)      $ 1,543     71.24%        71.34%     $1,506      77.15%       69.34%
Consumer loans(1)             525     24.24%        27.05%        348      17.83%       29.03%
Commercial loans               98      4.52%         1.61%         98       5.02%        1.63%
                          -------- ----------   -----------  --------  -----------  ----------
   Total allowance
      for loan losses     $ 2,166    100.00%       100.00%     $1,952     100.00%      100.00%
                          ======== ==========   ===========  ========  ===========  ==========

(1) The real estate loans allowance for losses includes an amount for the home equity loan porfolio. In the loan porfolio composition table, home equity loans are included in the consumer loan category.

Investment Activities

     The Board of Directors establishes the investment policy and procedures of the Company. It is the general policy of the Company that all investment transactions be conducted in a safe and sound manner. The Company's investment policy further provides that investment decisions be based upon a thorough analysis of each proposed investment to determine its quality, inherent risks, fit within the Company's overall asset/liability management objectives, the effect on the Company's risk-based capital and prospects for yield and/or appreciation. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific investment actions and the day-to-day oversight of the Company's investment portfolio rests with the Chief Executive Officer and Executive Vice President/Chief Financial Officer. These officers are authorized to execute investment transactions of up to $5 million without the prior approval of the Executive Committee if such transactions are within the scope of the Company's established investment policy. On a monthly basis, the Board of Directors reviews and evaluates all investment activities for safety and soundness, adherence to the Company's investment policy and assurance that authority levels are maintained.

     As required by SFAS No. 115, the Company has established an investment portfolio of securities that is categorized as held-to-maturity, available-for-sale or held-for-trading. The Company generally invests in securities to utilize funds not employed for loan origination activity, to maintain liquidity at levels deemed appropriate by management, to enhance profitability within overall asset/liability management objectives and to provide a degree of high credit quality assets to the balance sheet. At December 31, 2001, the Company's securities portfolio totaled $175.7 million, or 26.3% of assets, all of which was categorized as available-for-sale.

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

     At December 31, 2001, mortgage-backed securities totaled $113.9 million, or 17.1% of assets and 18.2% of interest earning assets, all of which are classified as available-for-sale. At December 31, 2001, 4.7% of the mortgage-backed securities were backed by adjustable-rate loans and 95.3% were backed by fixed-rate loans. The mortgage-backed securities portfolio had a stated rate of 6.8% at December 31, 2001. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     Although the Company no longer invests in Real Estate Mortgage Investment Conduits ("REMICs"), the Company did maintain $5.4 million of such investments in its securities portfolio at December 31, 2001. Generally, REMICs hold commercial and/or residential real estate mortgages in trust and issue securities representing an undivided interest in such mortgages. A REMIC, which can be a corporation, trust, association or partnership, assembles mortgages into pools and issues pass-through certificates, multiclass bonds (similar to a collateralized mortgage obligation) or other securities to investors in the secondary mortgage market.

     Other Debt Securities. The Company currently has a portfolio of other debt securities, consisting of U.S. agency and municipal bonds. As of December 31, 2001, the Company's total investment in U.S. agency securities was $8.4 million, consisting of bonds issued and guaranteed by the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. These bonds mature in two to three years and have a weighted average market yield of 2.6%. As of December 31, 2001, the Company has a municipal bond portfolio of $17.4 million with a weighted average tax equivalent yield of 7.0%. These bonds are fully insured, are rated Aaa by Moody's and/or AAA by Standard & Poors and are call-protected for up to six to ten years.

     Equity Securities. The Company currently maintains a diversified equity security portfolio, which includes common, preferred and trust preferred stock. Trust preferred securities are corporate debt securities issued by bank and savings and loan holding companies. The Company's current policies generally provide that the maximum investment in the common stock or preferred stock of any one corporation shall not exceed $500,000 and the maximum investment in the trust preferred stock of any one corporation shall not exceed 5% of capital.

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

                                                                        At December 31,
                                                 ------------------------------------------------------------
                                                           2001               2000               1999
                                                  Amortized     Fair    Amortized   Fair   Amortized   Fair
                                                    Cost        Value     Cost      Value    Cost     Value
                                                 ------------ --------- -------- --------  -------- ---------
                                                                        (In Thousands)
Available-for-sale securities:
   Equity securities:
     Preferred stocks                                $  4,116 $  4,147  $  3,243 $  2,916  $  4,358 $  3,924
     Common stocks                                     12,490   12,289    11,654   12,063    14,270   13,683
     Trust preferred stocks                            19,600   19,586    19,455   18,191    13,353   12,345
                                                 ------------ --------- -------- --------  -------- ---------
        Total equity securities                        36,206   36,022    34,352   33,170    31,981   29,952
                                                 ------------ --------- -------- --------  -------- ---------
   Debt securities:
     Mortgage-backed:
        Freddie Mac                                    19,689   20,323    25,730   26,017    23,502   23,081
        Fannie Mae                                     58,771   61,299    72,992   75,052    54,001   52,916
        Ginnie Mae                                     27,015   26,868    36,833   36,031    39,912   37,049
        REMICS                                          5,438    5,405     6,272    6,463     6,712    6,959
                                                 ------------ --------- -------- --------  -------- ---------
          Total mortgage-backed
           securities                                 110,913  113,895   141,827  143,563   124,127  120,005
                                                 ------------ --------- -------- --------  -------- ---------
     Other:
        U.S. agency                                     7,944    8,393         -        -         -        -
        Municipal bonds                                18,340   17,398         -        -         -        -
                                                 ------------ --------- -------- --------  -------- ---------
          Total other debt securities                  26,284   25,791         -        -         -        -
                                                 ------------ --------- -------- --------  -------- ---------
          Total debt securities                       137,197  139,686   141,827  143,563   124,127  120,005
                                                 ------------ --------- -------- --------  -------- ---------
          Total available-for-sale securities (1)    $173,403 $175,708  $176,179 $176,733  $156,108 $149,957
                                                 ============ ========= ======== ========  ======== =========

(1) Does not include $13.8 million, $13.8 million and $7.5 million of FHLB-Boston stock held by the Company in 2001, 2000 and 1999, respectively.

     The following table sets forth the Company's securities activities for the periods indicated. This table does not include FHLB stock held by the Company.

                                                                          For the Year Ended December 31,
                                                                   -------------------------------------------
                                                                     2001             2000             1999
                                                                   ---------        ---------        ---------
                                                                                 (In Thousands)
Equity securities available for sale:
  Equity securities, beginning of period                            $33,170          $29,952          $22,645
                                                                   ---------        ---------        ---------
  Purchases (1)                                                       6,537           13,525           26,506
  Sales (2)                                                          (4,702)         (11,175)         (14,794)
  Calls                                                                   -                -             (449)
  Net accretion                                                          20               21                2
  Increase (decrease) in unrealized gain (loss)                         997              847           (3,958)
                                                                   ---------        ---------        ---------
   Net increase in equity securities                                  2,852            3,218            7,307
                                                                   ---------        ---------        ---------
Equity securities, end of period                                    $36,022          $33,170          $29,952
                                                                   =========        =========        =========

Debt securities available-for-sale:
Mortgage-backed:
  Mortgage-backed securities, beginning of period                  $143,563         $120,005          $88,764
                                                                   ---------        ---------        ---------
  Purchases (1)                                                           -           30,519           49,732
  Repayments and prepayments                                        (30,931)         (12,871)         (13,532)
  Net accretion (amortization)                                           18               52              (46)
  Increase (decrease) in unrealized gain (loss)                       1,245            5,858           (4,913)
                                                                   ---------        ---------        ---------
   Net (decrease) increase in mortgage-backed securities            (29,668)          23,558           31,241
                                                                   ---------        ---------        ---------
  Mortgage-backed securities, end of period                         113,895          143,563          120,005
                                                                   ---------        ---------        ---------
U.S. agencies:
  U.S. agency securities, beginning of period                             -                -                -
                                                                   ---------        ---------        ---------
  Purchases (1)                                                       7,961                -                -
  Repayments and prepayments                                              -                -                -
  Net amortization                                                      (18)               -                -
  Increase in unrealized gain                                           450                -                -
                                                                   ---------        ---------        ---------
   Net increase in U.S. agency securities                             8,393                -                -
                                                                   ---------        ---------        ---------
  U.S. agency securities, end of period                               8,393                -                -
                                                                   ---------        ---------        ---------
Municipal bonds:
  Municipal bonds, beginning of period                                    -                -                -
                                                                   ---------        ---------        ---------
  Purchases (1)                                                      18,340                -                -
  Repayments and prepayments                                              -                -                -
  Net amortization                                                        -                -                -
  Increase in unrealized loss                                          (942)               -                -
                                                                   ---------        ---------        ---------
   Net increase in municipal bonds                                   17,398                -                -
                                                                   ---------        ---------        ---------
  Municipal bonds, end of period                                     17,398                -                -
                                                                   ---------        ---------        ---------
  Total debt securities, end of period                             $139,686         $143,563         $120,005
                                                                   =========        =========        =========

  (1) Includes purchases totaling $3.7 million recorded on a trade-date accounting basis.
  (2) Includes sales totaling $666,000 recorded on a trade-date accounting basis.

     The table below sets forth information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of December 31, 2001. There were no securities with contractual maturities of one year or less.

                                          More than One Year       More than Five Years       More than Ten
                                            to Five Years            to Ten Years                 Years               Total
                                        ------------------------  ----------------------  --------------------  -------------------
                                                       Weighted              Weighted                Weighted             Weighted
                                          Carrying      Average   Carrying    Average    Carrying     Average   Carrying   Average
                                            Value        Yield      Value      Yield       Value       Yield      Value     Yield
                                        ------------  ----------  ---------  ----------  ----------  --------- ----------  --------
                                                                                 (Dollars in Thousands)
Available-for-sale securities:
   Debt securities:
      Mortgage-backed securities:
         Freddie Mac                        $   -          -     $  2,073      7.37%     $  18,250    7.05%    $  20,323     7.08%
         Fannie Mae                            6,070     6.88%     14,643      7.36%        40,586    6.96%       61,299     7.05%
         Ginnie Mae                             -          -         -           -          26,868    6.41%       26,868     6.41%
         REMICS                                 -          -         -           -           5,405    6.79%        5,405     6.79%
                                        -------------            ---------               ----------            ----------
            Total mortgage-backed
             securities                        6,070     6.88%     16,716      7.36%        91,109    6.81%      113,895     6.89%
      Other securities:
         U.S. agency                           8,393     2.62%       -           -            -        -           8,393     2.62%
         Municipal bonds (1)                    -          -         -           -          17,398    4.59%       17,398     4.59%
                                        -------------            ---------               ----------            ----------
            Total other debt securities        8,393     2.62%       -           -          17,398    4.59%       25,791     3.95%
                                        -------------            ---------               ----------            ----------
            Total debt securities             14,463     4.41%     16,716      7.36%       108,507    6.45%      139,686     6.35%

   Equity securities:
      Trust preferreds                          -          -         -           -          19,586    8.14%       19,586     8.14%
      Common stocks                             -          -         -           -            -         -         12,289       -
      Preferred stocks                          -          -         -           -            -         -          4,147       -
                                        -------------            ---------               ----------            ----------
         Total equity securities                -          -         -           -          19,586    8.14%       36,022       -
                                        -------------            ---------               ----------            ----------
         Total securities (2)               $ 14,463             $ 16,716                $ 128,093             $ 175,708
                                        =============            =========               ==========            ==========

(1) The yield on municipal bonds is not presented in this table on an after-tax equivalent basis. The after-tax equivalent rate would be 7.00%.

(2) Does not include $13.8 million of FHLB stock held by the Company.

SOURCES OF FUNDS

     General. Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     Deposits. The Company offers a variety of consumer and commercial deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, club accounts and certificate of deposit accounts. The Company from time to time offers certificate of deposit accounts with balances in excess of $100,000 (jumbo certificates) and certificate of deposit accounts with special rates and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts. The Company also utilizes brokered certificates of deposits as an alternative source of funds.

     At December 31, 2001, the Company's deposits totaled $336.1 million, or 56.2% of total liabilities. The Company had a total of $117.1 in retail certificates of deposit at December 31, 2001, of which $101.0 million had maturities of less than one year. Core deposits, consisting of savings, NOW, money market and demand accounts, represented approximately 56.3% of total deposits and certificates of deposits accounts represented 34.9% at December 31, 2001, as compared to core deposits representing 48.2% of total deposits and certificate accounts representing 36.5% of deposits as of December 31, 2000.
At December 31, 2001, brokered certificates of deposit totaled $29.6 million, or 8.8% of total deposits, compared to $49.9 million, or 15.3% of total deposits at December 31, 2000. Although a significant portion of the Company's deposits are in core deposits, management monitors activity in this category and, based on historical experience and the Company's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Company is not limited with respect to the rates it may offer on deposit products.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The Company relies primarily on customer service, advertising and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including television, radio and print media. The Company also uses its website to attract deposits. While certificate accounts in excess of $100,000 are accepted by the Company, and may receive special rates, the Company does not actively solicit jumbo certificates as these accounts are more difficult to retain than core deposits. All Massachusetts savings banks are required to be members of the Deposit Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. Member banks are required to pay the assessments of the Fund.

     The following table presents the deposit activity of the Company for the periods indicated.

                                                        For the Year Ended December 31,
                                                 -----------------------------------------------
                                                       2001             2000            1999
                                                 --------------   ----------------  ------------
                                                                   (In Thousands)
(Decrease) increase before interest credited            ($1,719)        $51,492        ($20,883)
Interest credited (1)                                    12,524          10,567           9,038
                                                 ---------------   -------------    -------------
Net increase (decrease)                                 $10,805         $62,059        ($11,845)
                                                 ===============   =============    =============

(1) Does not include escrow interest credited of $10,000, $9,000 and $9,000 for the periods ended December 31, 2001, 2000 and 1999, respectively.


     At December 31, 2001, the Company had $18.6 million in certificate accounts in amounts of $100,000 or more, maturing as follows:

                                                 Weighted
                                                 Average
     Maturity Period                 Amount        Rate
--------------------------        ----------- ------------
                                   (Dollars in Thousands)

Three months or less                  $4,704         4.48%
Over three through six months          6,354         4.38%
Over six through 12 months             5,259         4.28%
Over 12 months                         2,252         4.44%
                                  -----------
Total                                $18,569         4.39%
                                  ===========

     The following table sets forth the distribution of the Company's deposit accounts for the periods indicated.

                                                       December 31,
                            ------------------------------------------------------------------------
                                       2001                    2000                   1999
                            --------------------------  ---------------------- ---------------------
                                            Percent                 Percent                Percent
                                            of Total                of Total               of Total
                              Balance       Deposits     Balance    Deposits   Balance     Deposits
                            ------------  -----------  ----------  ---------- ---------- -----------
                                                        (Dollars in Thousands)

Demand                         $20,077       5.97%       $16,165       4.97%      $11,975      4.55%
Savings                         71,490      21.27%        65,250      20.06%       67,169     25.52%
Money market                    34,289      10.20%        27,034       8.31%       30,321     11.52%
NOW                             63,426      18.87%        48,217      14.82%       35,076     13.33%
Brokered deposits               29,630       8.82%        49,857      15.33%          -         -
Certificates of deposit        117,148      34.86%       118,732      36.51%      118,655     45.08%
                            ------------  -----------  ----------  ----------   ---------- ---------
    Total deposits            $336,060     100.00%      $325,255     100.00%     $263,196    100.00%
                            ============  ===========  ==========  ==========   ========== =========


     The following table presents by various rate categories, the amount of certificate accounts, including brokered certificates, outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001.



                             Period to Maturity from December 31, 2001
                           ---------------------------------------------
                             Less            One           Two                                         At December 31,
                             than             to            to          Over         Total at       ---------------------
                             One             Two           Three       Three        December 31,
                             Year           Years         Years        Years          2001            2000        1999
                          --------        ---------      ---------   ---------      -----------     ---------  ----------
                                                              (Dollars in Thousands)
Certificate accounts:
0 to 4.00%               $  30,026        $  3,924       $  1,681    $       -      $   35,631      $   1,874   $   3,161

4.01% to 5.00%              46,783           3,004          3,591          231          53,609         19,778      67,994

5.01% to 6.00%              24,216           3,368            324        9,789          37,697         65,167      37,742

6.01% to 7.00%                   -               -              -       19,841          19,841         41,913           6

7.01% to 8.00%                   -               -              -            -               -         39,857       9,752

                         ----------       ---------      ---------   ---------      -----------     ---------   ----------

  Total                  $  101,025       $  10,296      $  5,596    $  29,861      $  146,778      $ 168,589   $  118,655
                         ==========       =========      =========   =========      ===========     =========   ==========

     Borrowed Funds. As part of its operating strategy, the Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Company can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which may be withdrawn from the Company at any time. These FHLB advances are collateralized primarily by the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. FHLB advances are made under several different credit programs, each of which has its own interest rate and range of maturities. Certain advances are callable at the option of the FHLB in 2002, 2003, 2004 and 2006. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2001, the Company had $248.8 million in outstanding advances from the FHLB compared to $241.0 million at December 31, 2000.

     The following table sets forth information regarding the Company's FHLB advances at or for the periods ended on the dates indicated:

                                                                        At or For the Year Ended
                                                                              December 31,
                                                                    ---------------------------------
                                                                      2001         2000        1999
                                                                    ---------    --------    --------
                                                                           (Dollars in Thousands)
FHLB advances:
     Average balance outstanding                                     $226,328    $208,502    $102,504
                                                                    =========   =========   =========

     Maximum amount outstanding at any month-end during the period   $271,000    $247,206    $152,147
                                                                    =========   =========   =========

     Balance outstanding at end of period                            $248,849    $241,000    $152,147
                                                                    =========   =========   =========

     Weighted average interest rate during the period                   5.49%       6.40%       5.33%
                                                                    =========   =========   =========

     Weighted average interest rate at end of period                    4.86%       6.25%       5.75%
                                                                    =========   =========   =========


     The Company also maintains a line of credit with the Federal Reserve Bank of Boston. Commercial loans with a principal balance of $3.1 million and $4.2 million were pledged at December 31, 2001 and 2000 as security for this line of credit. No amounts were outstanding as of December 31, 2001 or 2000 under this line of credit.

TRUST SERVICES

     The Woronoco Savings Bank Trust & Investment Management Department (the "trust department") provides trust and investment services to individuals, partnerships, corporations and institutions and acts as a fiduciary of estates and conservatorships and as a trustee under various wills, trusts and other plans. The Company has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, drafting trust documents and instruments, investment of trust property, handling conflicts of interest, and maintaining impartiality. Such policies are aimed at maintaining the highest standards of fiduciary conduct. At December 31, 2001, the trust department was managing 254 accounts with assets of $18.8 million, in the aggregate, of which the largest relationship totaled $2.9 million, or 15% of the trust department's total assets at December 31, 2001.

SUBSIDIARY ACTIVITIES

     Woronoco Savings Bank has several wholly-owned subsidiaries. Walshingham Enterprises, Inc. was established in July 1983 for the purpose of acquiring, holding and selling residential and commercial real estate. Woronoco Security Corporation was established in November 1996 for the purpose of acquiring and holding investment securities of a type that are permissible for banks to hold under applicable law. Court Street Security Corporation and Little River Security Corporation were established in 1999 for the same purpose. Woronoco Security Corporation, Court Street Corporation and Little River Corporation qualify as "securities corporations" for Massachusetts tax purposes. Income earned by a qualifying securities corporation is generally entitled to special tax treatment from Massachusetts income taxes. Agan Insurance Agency, Inc. was acquired in January 2000 in order to move the Company closer to its goal of providing a full range of life cycle products and services to its customers. In November 2001, Agan Insurance Agency, Inc. acquired the net assets of Keyes & Mattson Insurance Agency, Inc. and was renamed Keyes, Mattson & Agan Insurance Agency, Inc. Through Keyes, Mattson & Agan, the Company offers a full line of property and casualty insurance products and various life insurance and group life, group health and accident insurance products for individuals and commercial clients. The results of operations of all of the Bank's subsidiaries are consolidated in the results and operations of the Company. All of the Bank's subsidiaries were incorporated in Massachusetts.

     Woronoco Bancorp is the parent company for WRO Funding Corporation. WRO Funding Corporation was established in 1999 for the purpose of lending as well as buying, selling, investing, holding and dealing in property. WRO Funding Corporation was incorporated in Massachusetts. WRO Funding Corporation provided a loan of $4.6 million to the Woronoco Savings Bank Employee Stock Ownership Plan Trust which was used to purchase 8%, or 479,908 shares, of the Company's outstanding common stock in the open market.


REGULATION AND SUPERVISION

GENERAL

     As a savings bank chartered by the Commonwealth of Massachusetts, the Bank is extensively regulated under state law with respect to many aspects of its banking activities by the Commissioner. In addition, as a bank whose deposits are insured by the FDIC under the Bank Insurance Fund ("BIF"), the Bank must pay deposit insurance assessments and is examined and supervised by the FDIC. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not Bank stockholders.

     The Holding Company is also required to file reports with, and otherwise comply with the rules and regulations, of the Office of Thrift Supervision ("OTS"), the Commissioner and the Securities and Exchange Commission ("SEC") under the federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations.

     The Bank and the Company, as a savings and loan holding company, are extensively regulated and supervised. Regulations, which affect the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or rules, whether by the Commissioner, the OTS, the FDIC or Congress, could have a material impact on the Company, the Bank and its operations.

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

     The powers which Massachusetts-chartered savings bank can exercise under these laws are summarized below.

     Payment of Dividends. A savings bank may only pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations.

     Lending Activities. A Massachusetts-chartered savings bank may make a wide variety of mortgage loans. Fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security. Loans to individual borrowers generally must be limited to 20% of the total of a bank's capital accounts and stockholders' equity.

     Investments Authorized. Massachusetts-chartered savings banks have broad investment powers under Massachusetts law, including so-called "leeway" authority for investments that are not otherwise specifically authorized. The investment powers authorized under Massachusetts law are restricted by federal law to permit, in general, only investments of the kinds that would be permitted for national banks. The Bank has authority to invest in all of the classes of loans and investments that are permitted by its existing loan and investment policies.

     Parity Regulation. The Massachusetts regulation on parity with national banks establishes procedures allowing state-chartered banks to exercise additional or more flexible parallel powers granted to national banks under federal law which are not otherwise permitted under state law. The procedures and requirements for engaging in such activities range from an application process, expedited review and notice process to activities requiring no application or notice whatsoever. The applicable procedures and requirements vary according to the nature of the activity to be engaged in and the capitalization of the bank. The Bank is eligible to engage in certain of the above-referenced activities within the limits of the applicable requirements of Massachusetts regulation.

     Assessments. Savings banks are required to pay assessments to the Commissioner to fund operations. Assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $49,000.

FEDERAL REGULATIONS

     Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the "Rating System") established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

     The Bank must also comply with FDIC risk-based capital guidelines. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weighting of 100%.

     State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

     As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not, under current law, subject to any separate regulatory capital requirements.

     The following is a summary of the Bank's regulatory capital at December 31, 2001:

GAAP Capital to Total Assets........................          8.81%
Total Capital to Risk-Weighted Assets...............         12.95%
Tier I Leverage Ratio...............................          8.49%
Tier I to Risk-Weighted Assets......................         12.35%

     Standards for Safety and Soundness. The federal banking agencies adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

INVESTMENT ACTIVITIES

     Under federal law, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC and FDICIA permit certain exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. The FDIC adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline the application procedures for healthy banks and impose quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment was 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. The Gramm-Leach-Bliley Act of 1999 requires that any state bank which invests in a subsidiary that engages in activities only permissable for a "financial subsidiary" of a national bank must meet certain conditions, including being well-capitalized and deducting such investment for regulatory capital purposes. As of December 31, 2001, the Bank had securities with a market value of $16.4 million which were held under such grand-fathering authority.

INTERSTATE BANKING AND BRANCHING

     As a savings and loan holding company, the Company is limited under the Home Owners' Loan Act with respect to its acquisition of a savings association located in a state other than Massachusetts. In general, a savings and loan holding company may not acquire an additional savings association subsidiary that is located in a state other than the home state of its first savings association subsidiary unless such an interstate acquisition is permitted by the statutes of such other state. Many states permit such interstate acquisitions if the statutes of the home state of the acquiring savings and loan holding company satisfy various reciprocity conditions. Massachusetts is one of a number of states that permit, subject to the reciprocity conditions of the Massachusetts Banking Law, out-of-state bank and savings and loan holding companies to acquire Massachusetts savings associations.

     In contrast, bank holding companies are generally authorized to acquire banking subsidiaries in more than one state irrespective of any state law restrictions on such acquisitions. The Interstate Banking Act, which was enacted on September 29, 1994, permits approval under the Bank Holding Company Act of the acquisition of a bank located outside of the holding company's home state regardless of whether the acquisition is permitted under the law of the state of the acquired bank. The Federal Reserve Board may not approve an acquisition under the Bank Holding Company Act that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

     Beginning June 1, 1997, the Interstate Banking Act permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as the Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

PROMPT CORRECTIVE REGULATORY ACTION

     Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

     The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2001, the Bank was a "well capitalized" institution.

     "Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions including, under to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status. No savings bank may pay a dividend that would cause it to be "undercapitalized."

TRANSACTIONS WITH AFFILIATES

     Under current federal laws, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of a savings institution and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which a savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term "covered transaction" includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. There are also specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B also requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings institution or its subsidiary as similar transactions with nonaffiliates.

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

     The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." See "--Prompt Corrective Regulatory Action." The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

INSURANCE OF DEPOSIT ACCOUNTS

     The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. Bank Insurance Fund members had been assessed about 1.2 basis points, which is generally 20% of the amount charged Savings Association Insurance Fund members. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund and Savings Association Insurance Fund members commenced. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     The Bank, as a member of the Depositor Insurance Fund, is also subject to its assessments. See " - Massachusetts Banking Laws and Supervision."

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $41.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $41.3 million, the reserve requirement is $1.239 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating received from the FDIC was "Satisfactory."

     The Bank is also subject to similar obligations under Massachusetts law which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank's latest Massachusetts Community Reinvestment Act received from the Massachusetts Division of Banks was "High Satisfactory."

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2001 of $13.8 million. At December 31, 2001, the Bank had $248.8 million in FHLB advances.

HOLDING COMPANY REGULATION

     Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL"), discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and has adhered to the OTS' regulations and reporting requirements. In addition, the OTS may examine and supervise the Company and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that unitary savings and loan holding companies may only engage in activities permitted to financial holding companies under that Act and those authorized for multiple savings and loan holding companies. Unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. Under the Act, however, even grandfathered savings and loan holding companies may not be acquired by companies engaged in commercial activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, to other activities authorized by OTS regulation and to those permitted for financial holding companies. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted.

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

     To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a QTL. To qualify as a QTL, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Code, or with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2001, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the prior 12 months and, therefore, met the QTL test.

     Massachusetts Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with Massachusetts law. The term "bank holding company," for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan associations and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution is not deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company. Although the company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% of more of the voting stock of another banking institution or bank holding company would cause it to become such. The Company has no current plan or arrangement to acquire ownership or control, directly or indirectly, of 25% or more of the voting stock of another banking institution.

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

                                                                                         Net Book Value
                                                                                          of Property
                Location                        Leased,       Original        Date of      or Leasehold
                                               Licensed         Year          Lease/     Improvements
                                                  or           Leased        License     at December 31,
                                                 Owned       or Acquired    Expiretion        2001
---------------------------------------------  --------       ----------   ------------ ----------------
Main/Executive Office:                                                                    (In thousands)
31 Court Street
Westfield, Massachusetts  01085..............    Owned            1951          --                $4,520

Banking Offices:
44 Little River Road
Westfield, Massachusetts 01085...............    Owned            1971          --                   130

185 College Highway
Southwick, Massachusetts 01077...............    Owned            1988          --                   564

74 Lamb Street
South Hadley, Massachusetts 01075............    Owned            1995          --                   436

608 College Highway
Southwick, Massachusetts 01077...............    Leased           1977       2007 (1)                 48

1359 Springfield Street
Feeding Hills, Massachusetts 01013...........    Leased           1994       2005(2)                  32

800 Boston Road
Springfield, Massachusetts 01119.............    Licensed         1994       2005(2)(3)               90

503 Memorial Avenue
West Springfield, Massachusetts 01089........    Licensed         1994       2005(2)(3)               91

44 Willimansett Street
South Hadley, Massachusetts 01075............    Licensed         1997       2002(3)(4)               60

175 University Drive
Amherst, Massachusetts  01002................    Licensed         1998       2003(3)(4)              104

72 Shaker Road
East Longmeadow, Massachusetts 01028.........     Owned          2000(5)         --                1,445

431 Center Street
Ludlow, Massachusetts  01056.................     Owned          2000(6)         --                1,160

Other Properties:

2-16 Central Street (7) (8)
Westfield, Massachusetts 01085...............     Owned           1990            --                   -

119 Winsor Street (6)
Ludlow, Massachusetts 01056..................     Owned           1997            --                 509

127 North Elm Street (9)
Westfield, Massachusetts 01085...............     Leased          1998           2003                  8

98 Lower Westfield Road (10)
Holyoke, Massachusetts 01040.................     Leased          2000           2010                  -
                                                                                                   -----
     Total...................................                                                     $9,197
                                                                                                  ------

(1) The Company has an option to renew this lease for two additional five-year periods.
(2) The Company has an option to renew this lease/license for two additional five-year periods.
(3) This banking office is located inside a supermarket/grocery store operated by the regionally based Big Y Foods, Inc. The Company maintains a sublicense or, in the case of the South Hadley and Amherst offices, a license to possess the property. Generally, the holder of a license or sublicense has less property rights than the possessor of a leasehold interest.
(4) The Company has an option to renew this lease/license for three additional five-year periods.
(5)  The East Longmeadow branch opened in March 2001.
(6) The 431 Center Street branch opened in February 2001. The facility located at Winsor Street was closed upon the opening of the new branch. The Company plans to sell the Winsor Street facility.
(7) The property consists of vacant office space which the Company currently utilizes as a storage facility.
(8) Net book value of the property is included in net book value for the Bank's main office.

(9) Consists of a stand-alone ATM located at a Dunkin' Donuts establishment. The ATM became operational in 1998.
(10) Consists of a stand-alone ATM located at the entrance to the Holyoke Mall. The ATM became operational in October 2000.

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

                           Dividend          High          Low
                          ----------      ----------    ----------

2001
First Quarter             $  0.0675        $  15.50      $  12.63
Second Quarter            $  0.0700        $  15.20      $  14.43
Third Quarter             $  0.0800        $  17.20      $  15.30
Fourth Quarter            $  0.1000        $  17.90      $  16.25

2000
First Quarter             $  0.0500        $  10.38      $   9.38
Second Quarter            $  0.0525        $  10.94      $   9.75
Third Quarter             $  0.0600        $  12.69      $  10.50
Fourth Quarter            $  0.0625        $  13.00      $  11.06


     (b) As of February 26, 2002, the Company had approximately 1,776 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

     We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

                                                            At December 31,
                                           2001       2000       1999       1998       1997
                                        ---------   ---------  ---------  ---------  -------
                                                           (In Thousands)


Selected Financial Data:
     Total assets                           $668,006  $642,460  $500,948  $426,826  $341,909
     Cash & cash equivalents                  27,209    25,368    16,185    12,011    11,686
     Loans, net                              427,409   391,286   307,407   284,043   261,723
     Loans held for sale                           -    14,313         -         -         -
     Debt securities available-for-sale       25,791         -         -         -         -
     Mortgage-backed securities available-
        for-sale                             113,895   143,563   120,005    88,764    39,913
     Equity securities available-for-sale     36,022    33,170    29,952    22,645    15,727
     Deposits                                336,060   325,255   263,196   275,041   262,679
     FHLB Advances                           248,849   241,000   152,147   111,163    41,726
     Total stockholders' equity               69,849    70,759    80,895    35,773    33,332
     Other real estate owned, net                  -        61       883       241       381
     Nonperforming assets and
        troubled debt restructurings             556       322     1,058     1,320     1,540


                                                                       For the Years Ended December 31,
                                                       2001           2000            1999            1998            1997
                                                   ------------   -------------   -------------   -------------   -------------
                                                                                  (In Thousands)

Selected Operating Data:
  Total interest and dividend income                   $42,315         $40,406        $30,548         $25,054        $23,517
  Interest expense                                      23,320          23,809         14,625          13,477         12,500
                                                   ------------   -------------   -------------   -------------   -------------
   Net interest income                                  18,995          16,597         15,923          11,577         11,017
  Provision for loan losses                                195             300            180             240            180
                                                   ------------   -------------   -------------   -------------   -------------
   Net interest income after provision
      for loan losses                                   18,800          16,297         15,743          11,337         10,837
  Other income                                           4,172           4,268          3,851           3,553          3,465
  Other expenses                                        16,260          14,375         17,367          10,087          9,743
                                                   ------------   -------------   -------------   -------------   -------------
   Income before income taxes and cumulative
      effect of change in accounting principle           6,712           6,190          2,227           4,803          4,559
  Income taxes                                           2,303           2,106            822           1,693          1,541
                                                   ------------   -------------   -------------   -------------   -------------
   Income before cumulative effect of change
    in accounting principle                              4,409           4,084          1,405           3,110          3,018
  Cumulative effect of change in accounting for
     derivative instruments, net of tax benefit
     of $92                                               (161)            -              -               -              -
   Net income                                      ------------   -------------   -------------   -------------   -------------
                                                        $4,248          $4,084         $1,405          $3,110         $3,018
                                                   ============   =============   =============   =============   =============

                                                         For the Years Ended December 31,
                                           2001         2000         1999         1998      1997
                                         --------     --------     --------     --------  --------

Selected Operating Ratios and Other Data:
Performance Ratios:
     Average yield on interest-earning
        assets                               6.99%        7.39%        7.03%        7.34%     7.57%
     Average rate paid on interest-bearing
        liabilities                          4.26%        4.87%        3.87%        4.27%     4.35%
     Average interest rate spread            2.73%        2.52%        3.16%        3.07%     3.22%
     Net interest margin                     3.14%        3.04%        3.66%        3.39%     3.55%
     Ratio of interest-earning assets to
        interest-bearing liabilities       110.48%      111.94%      115.09%      108.18%   107.96%
     Net interest income after provision
        for loan losses to other expenses  115.62% (2)  113.37% (3)   90.65% (4)  112.39%   111.23%
     Other expenses as a percent of
        average assets                       2.54% (2)    2.48% (3)    3.71% (4)    2.79%     2.96%
     Return on average assets                0.66% (2)    0.70% (3)    0.30% (4)    0.86%     0.92%
     Return on average equity                5.94% (2)    5.49% (3)    1.85% (4)    8.89%     9.67%
     Ratio of average equity to average
        assets                              11.17%       12.83%       16.22%        9.66%     9.50%
     Efficiency ratio (1)                   73.68% (2)   73.76% (3)   96.29% (4)   75.16%    77.51%
     Dividend payout ratio                  26.32%       24.56%       16.73%          N/A       N/A

(1) The efficiency ratio represents the ratio of other expenses divided by the sum of the net interest income and other income. This ratio excludes realized gains on sales of investment securities, property and loans, net. If this ratio included these realized gains, then the efficiency ratio would have been 69.95%, 68.90%, 87.83%, 66.67% and 67.28% for the years ended December 31, 2001, 2000, 1999, 1998 and
        1997, respectively.

(2) Excluding the effect of the $715,000 gain on the sale of loans, the $81,000 write-down of an obsolete branch facility, a $335,000 loss recognized as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS" ) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001, and the related net tax expense for these items totaling $101,000, where applicable, the following ratios for 2001 would have been: net interest income after provision for loan losses to other expenses 116.20%, other expenses as a percent of average assets 2.52%, return on average assets 0.63%, return on average equity 5.66% and efficiency ratio 73.32%.

(3) Excluding the effect of the $270,000 pension curtailment gain, and the related tax effect of $92,000, where applicable, the following ratios for 2000 would have been: net interest income after provision for loan losses to other expenses 111.28%, other expenses as a percent of average assets 2.52%, return on average assets 0.67%, return on average equity 5.25% and efficiency ratio 75.15%.

(4) Excluding the effect of the $4.4 million contribution to Woronoco Savings Charitable Foundation, and the related tax effect of $1.5 million, where applicable, the following ratios for 1999 would have been: net interest income after provision for loan losses to other expenses 121.82%, other expenses as a percent of average assets 2.76%, return on average assets 0.93%, return on average equity 5.72% and efficiency ratio 71.65%.


                                                                                    At or For the Years Ended December 31,
                                                                      2001            2000           1999         1998        1997
                                                                    --------        --------       --------     --------    --------
Regulatory Capital Ratios:
     Leverage capital                                                  10.17%         10.81%         16.77%       9.35%       9.08%
     Total risk-based capital                                          15.39%         17.74%         26.97%      13.87%      15.14%

Asset Quality Ratios:
     Nonperforming loans and troubled debt
        restructurings as a percent of total loans                      0.13%          0.07%          0.06%       0.38%       0.44%
     Nonperforming assets and troubled debt
        restructurings as a percent of total assets                     0.08%          0.05%          0.21%       0.31%       0.45%
     Allowance for loan losses as a percent
        of total loans                                                  0.63%          0.66%          0.75%       0.76%       0.74%
     Allowance for loan losses as a percent of nonperforming
        loans and troubled debt restructurings                        485.79%        992.34%       1319.43%     200.74%     168.42%
     Net loans charged-off to average interest-
        earning loans                                                   0.02%          0.01%          0.01%       0.01%       0.06%

Banking offices at end of period                                           12             11             11          11          10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Form 10-K.

GENERAL

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as gains on securities and loan sales, fees from deposit and trust services, insurance commissions and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing expenses, data processing, professional services and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

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

MANAGEMENT STRATEGY

     The Company operates as a community-oriented savings bank, offering a wide variety of financial products and services. The primary objectives of the Company's strategic plan are to improve its profitability and enhance shareholder value while maintaining its strong capital position, sound asset quality and a reasonable level of interest rate and credit risk. To accomplish these objectives, the Company has sought to:

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

     . Control interest rate risk by selectively utilizing off-balance sheet hedging transactions such as interest rate swaps, caps and floors

     . Implement various capital management strategies, particularly dividends and stock repurchases, to enhance stockholder value

     . Explore opportunities to expand its existing fee-based businesses and to diversify its product lines to include a full range of products and services in order to become less dependent upon net interest income

     . Examine opportunities to leverage the potential capabilities of the internet and other technologies, including internet banking

     During 2001, the Company implemented several strategies to expand its market and enhance its fee income business. In the first quarter of 2001 the Company opened its new branch facility in East Longmeadow and relocated its existing branch in Ludlow. The expansion into East Longmeadow provides the Company with an attractive market to introduce its full line of financial products and services. The new Ludlow location provides the Company an opportunity to offer its existing customers and the residents of Ludlow a more convenient and accessible banking facility with additional services such as safe deposit boxes.

     The Company also completed its acquisition of Keyes & Mattson Insurance Agency, Inc. in November 2001. The acquisition of Keyes & Mattson Insurance Agency, Inc. enhances the Company's ability to serve the growing community of individuals, families and businesses who have responded to our modern delivery of managed financial care. Offering insurance, as part of the Company's complete line of financial products along with banking, lending, trust and investment management services, allows the Company to meet all of the financial needs of its customers. The new agency is expected to service more than 7,000 customers and have annual premiums in excess of $8 million. The Company will continue to seek attractive opportunities to grow its franchise and to diversify its revenue stream.

     Woronoco Online Link, launched in January of 1999, is the Company's internet banking product, which allows consumers and businesses to transfer funds, complete balance and transaction history inquiries and pay bills.
Demand for the product continues to exceed the Company's expectations. As of December 31, 2001, in excess of 12% of the Company's checking account customers were using Online Link. The Company also accepts applications for new deposit accounts through its web site. The Company will continue to focus on opportunities to utilize electronic banking technology to reduce the cost of transactions, to improve convenience for its customers and to remain competitive in the market.

     In an effort to enhance shareholder value, the Company continues with its current capital management strategy which includes a share repurchase program and the payment of cash dividends. In November 2001, the Company completed a 10% buyback, its fifth share repurchase plan, and announced a plan to repurchase up to an additional 10% of its outstanding stock. In January 2002, the Company announced a 10% increase in its dividend to $.11 per share, payable on February 28, 2002 to stockholders of record as of February 6, 2002.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 2001, 2000 and 1999. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.


                                                                For the Year Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                           2001                             2000                              1999
                               ------------------------------   --------------------------------   --------------------------------
                                                     Average                           Average                           Average
                               Average               Yield/      Average               Yield/       Average              Yield/
                               Balance    Interest    Rate       Balance   Interest     Rate        Balance   Interest    Rate
                               --------  ---------- ---------   --------- ----------  ----------   ---------  --------- -----------
                                                                     (Dollars in Thousands)
Interest-earning assets: (1)
   Investments:
      Mortgage-backed
         securities          $ 132,207    $ 8,677    6.56%       $136,841   $ 9,622     7.03%      $ 97,270    $ 6,511      6.69%
      U.S. Government
         and agency
         securities              1,359         52    3.83%           -         -           -             -          -          -
      Equity securities         35,728      2,364    6.62%         35,750     2,485      6.95%       28,921      1,367      4.73%
      State and municipal
         securities              1,204         54    4.49%           -          -          -             -          -          -
   FHLB stock                   13,750        913    6.64%         10,701       682      6.37%        6,041        342      5.66%
   Loans: (2)
      Residential real
         estate loans          265,008     19,131    7.22%        227,618    16,877      7.41%      186,791     13,559      7.26%
      Commercial real
         estate loans           36,560      2,997    8.20%         28,710     2,537      8.84%       23,331      2,112      9.05%
      Consumer loans            99,812      7,065    7.08%         92,333     7,305      7.91%       77,186      5,767      7.47%
      Commercial loans           7,263        560    7.71%          6,247       434      6.95%        6,333        474      7.48%
                            -----------  ---------              ---------  --------               ---------- ----------
           Loans, net          408,643     29,753    7.28%        354,908    27,153      7.65%      293,641     21,912      7.46%
   Other                        12,176        502    4.12%          8,556       464      5.42%        8,820        416      4.72%
                            -----------  ---------              ---------  --------               ---------- ----------
           Total interest
              -earning assets  605,067     42,315    6.99%        546,756    40,406      7.39%      434,693     30,548      7.03%
                                         ---------                         --------                          ----------
Noninterest-earning assets      35,880                             33,431                            32,951
                            -----------                         ---------                         ----------
           Total assets      $ 640,947                           $580,187                          $467,644
                            ===========                         =========                         ==========
Interest-bearing liabilities:
   Deposits:
      Money market
         accounts            $  29,694    $   819    2.76%       $ 28,067   $   866      3.09%     $ 29,429    $   912      3.10%
      Savings accounts (3)      70,323      1,244    1.77%         67,674     1,303      1.93%       77,119      1,356      1.76%
      NOW accounts              57,542        922    1.60%         41,305       477      1.15%       33,358        276      0.83%
      Certificates of
         deposit               163,651      7,840    4.79%        142,802     7,733      5.42%      135,191      6,615      4.89%
                            -----------  ---------              ---------  --------               ---------- ----------
           Total interest
              -bearing
              deposits         321,210     10,825    3.37%        279,848    10,379      3.71%      275,097      9,159      3.33%
   Borrowings                  226,444     12,495    5.52%        208,581    13,430      6.44%      102,609      5,466      5.33%
                            -----------  ---------              ---------  --------               ---------- ----------
           Total interest
             -bearing
             liabilities       547,654     23,320    4.26%        488,429    23,809      4.87%      377,706     14,625      3.87%
                                         ---------  ------                 --------   --------               ----------   ------
   Demand deposits              17,375                             13,404                            11,361
   Other noninterest-bearing
      liabilities                4,359                              3,913                             2,748
                            -----------                         ---------                         ----------
           Total liabilities   569,388                            505,746                           391,815
Total stockholders' equity      71,559                             74,441                            75,829
                            -----------                         ---------                         ----------
           Total liabilities
             and stockholders'
             equity           $640,947                           $580,187                          $467,644
                            ===========                         =========                         ==========
Net interest-earning assets   $ 57,413                           $ 58,327                          $ 56,987
                            ===========                         =========                         ==========
Net interest income/interest
  rate spread (4)                         $18,995    2.73%                  $16,597      2.52%                 $15,923      3.16%
                                         ========= =======                 ========   ========               ==========   =======
Net interest margin as a
  percentage of
  interest-earning
  assets (5)                                         3.14%                               3.04%                              3.66%
                                                   =======                            ========                           =======
Ratio of interest-earning
      assets to interest
      -bearing liabilities                         110.48%                             111.94%                            115.09%
                                                   =======                            ========                           =======

--------
(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(3)  Savings accounts include mortgagor's escrow deposits.
(4) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

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


                                                      Year Ended                               Year Ended
                                                   December 31, 2001                        December 31, 2000
                                                     Compared to                              Compared to
                                                   December 31, 2000                        December 31, 1999
                                             --------------------------------------   --------------------------------------
                                              Increase (Decrease)                      Increase (Decrease)
                                                     Due to                                  Due to
                                             --------------------------------------   --------------------------------------
                                               Volume        Rate        Net            Volume        Rate        Net
                                             ----------   ---------  --------------   ----------   ---------   -------------
                                                                         (Dollars in Thousands)
Interest-earning assets:
   Mortgage-backed securities                 $   (319)   $   (626)   $   (945)        $   2,767    $   344    $   3,111
   U.S. Government and agency securities            26          26          52                 -          -            -
   Equity securities                                (2)       (119)       (121)              374        744        1,118
   State and municipal securities                   27          27          54                 -          -            -
   FHLB stock                                      201          30         231               292         48          340
   Loans:
      Residential real estate loans              2,334         (80)      2,254             3,022        297        3,319
      Commercial real estate loans                 626        (166)        460               474        (50)         424
      Consumer loans                               807      (1,047)       (240)            1,183        355        1,538
      Commercial loans                              76          50         126                (6)       (34)         (40)
                                             ----------   ---------   ---------       -----------   --------   ----------
         Total loans                             3,843      (1,243)      2,600             4,673        568        5,241
   Other                                            88         (50)         38               (12)        60           48
                                             ----------   ---------   ---------       -----------   --------   ----------
         Total interest-earning assets        $  3,864    $ (1,955)   $  1,909         $   8,094    $ 1,764    $   9,858
                                             ----------   ---------   ---------       -----------   --------   ----------
Interest-bearing liabilities:
   Deposits:
      Money market accounts                   $     55    $   (102)   $    (47)        $     (42)   $    (4)   $     (46)
      Savings accounts (1)                          52        (111)        (59)             (238)       185          (53)
      NOW accounts                                 222         223         445                76        125          201
      Certificates of deposit                      523        (416)        107               384        734        1,118
                                             ----------   ---------   ---------       -----------   --------   ----------
         Total interest-bearing deposits           852        (406)        446               180      1,040        1,220
   Borrowings                                    1,391      (2,326)       (935)            6,625      1,339        7,964
                                             ----------   ---------   ---------       -----------   --------   ----------
         Total interest-bearing liabilities      2,243      (2,732)       (489)            6,805      2,379        9,184
                                             ----------   ---------   ---------       -----------   --------   ----------
Increase (decrease) in net interest income    $  1,621    $    777    $  2,398         $   1,289    $  (615)   $     674
                                             ==========   =========   =========       ===========   ========   ==========

(1)  Includes interest on mortgagors' escrow deposits.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

     Total assets increased by $25.5 million, or 4.0%, to $668.0 million at December 31, 2001, from $642.5 million at December 31, 2000. The growth in assets was primarily attributable to an increase in net loans, purchases of agency and municipal bonds, and to a lesser extent, an increase in goodwill and intangible assets, partially offset by reductions in loans held for sale and mortgage-backed securities. Net loans increased by $36.1 million, or 9.2%, to $427.4 million at December 31, 2001, from $391.3 million at December 31, 2000, primarily reflecting strong origination volume in the one- to four-family mortgage, home equity, commercial mortgage and construction and development loan portfolios as well as refinancing activity in residential and commercial mortgages, offset somewhat by prepayments and amortization of the existing portfolio. The demand for the Company's one- to four-family mortgage and home equity loan products was strong in 2001 as the economy and housing market remained healthy and rates remained favorable for borrowers. Commercial real estate and construction and development loan origination activity was sound mainly due to solid local economic development and the favorable interest rate environment. Goodwill and intangibles rose $1.2 million reflecting the acquisition of Keyes & Mattson Insurance Agency, Inc. in November 2001, partially offset by goodwill amortization. Loans held for sale balances fell $14.3 million resulting from the sale of these loans in the first quarter of 2001. Mortgage-backed securities available-for-sale decreased by $29.7 million, or 20.7%, to $113.9 million at December 31, 2001 from $143.6 million at December 31, 2000 generally as a result of prepayments and amortization of existing mortgage-backed pools, partially offset by an increase in the unrealized gain balance.

     Asset growth was funded primarily with deposits and FHLB advances. Total deposits at December 31, 2001 were $336.1 million, an increase of $10.8 million, or 3.3%, compared to $325.3 million at December 31, 2000. Core deposits, excluding certificates of deposit and brokered deposits, rose $32.6 million, or 20.8%, to $189.3 million at December 31, 2001 from $156.7 million at December 31, 2000. The growth in core deposits was attributable to strong demand for the Company's products due in part to promotional efforts, the establishment of a new branch facility in East Longmeadow, the relocation of the Ludlow branch to a more convenient and attractive site and continued customer migration resulting from the recent merger activity in the Company's primary market area. Brokered deposits, which the Company utilizes from time to time as an alternative funding source and to reduce dependence on FHLB advances when the interest rate on the brokered deposits is competitive compared to other funding vehicles, totaled $29.6 million at December 31, 2001. The reduction of $20.2 million in these deposits during the year ended December 31, 2001 reflects the Company's election to redeem $20.0 million of certificates with above-market rates. These brokered deposits have maturities of between five and ten years and are callable, at the option of the Company, beginning after one year. FHLB advances increased $7.8 million, or 3.3%, to $248.8 million at December 31, 2001 from $241.0 million at December 31, 2000. Stock repurchases totaling $6.5 million and dividends of $1.1 million, offset by net income of $4.2 million and an increase of $1.1 million in net unrealized gain on securities available for sale, contributed to a net decrease in stockholders' equity of $910,000 to $69.8 million at December 31, 2001 from $70.8 million at December 31, 2000.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

     General. For the year ended December 31, 2001, the Company reported net income of $4.2 million, or $1.14 per diluted share, compared to net income of $4.1 million, or $0.90 per diluted share, for the year ended December 31, 2000. The results for 2001 include a $715,000 gain on the sale of $17.5 million of mortgage loans, the $81,000 write-down of an obsolete branch facility, a $335,000 loss recognized as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001 and the related net tax expense of $101,000. Net income for 2000 includes a pension curtailment gain of $270,000 and related tax expense of $92,000. Excluding these items, the Company's operating earnings for the year ended December 31, 2001 were $4.1 million, or $1.09 per diluted share compared to $3.9 million, or $0.86 per diluted share for the same period in 2000. Net interest income totaled $19.0 million for the year ended December 31, 2001, an increase of $2.4 million, or 14.4%, from $16.6 million for the same period in 2000 reflecting growth in average earning assets of $58.3 million, or 10.7%, and expansion in the net interest margin. Net interest margin increased 10 basis points to 3.14% for the year ended December 31, 2001 from 3.04% for the same period in 2000 primarily attributable to lower rates paid on deposits and FHLB advances and an increase in lower cost core deposits. These favorable results were partially offset by a decrease in the yield on interest-earning assets.

     Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 4.7%, to $42.3 million for the year ended December 31, 2001 from $40.4 million in 2000 largely reflecting growth in average interest-earning assets, somewhat mitigated by a lower yield on interest-earning assets. Average interest-earning assets totaled $605.1 million for the year ended December 31, 2001 compared to $546.8 million for the same period last year, representing an increase of $58.3 million, or 10.7%. Average loans increased $53.7 million, or 15.1%, primarily reflecting strong origination volume in the residential real estate, commercial real estate and home equity portfolios and, to a lesser extent, refinancing activity in the residential and commercial mortgage categories, partially offset by amortization and prepayments of the existing loan portfolio. The yield on interest-earning assets declined 40 basis points to 6.99% for the year ended December 31, 2001 principally due to the impact of falling interest rates. The lower interest rate environment led to reduced yields for new assets as well as the repricing of certain existing residential real estate, commercial real estate and consumer loans.

     Interest Expense. Total interest expense decreased $489,000, or 2.1%, to $23.3 million for the year ended December 31, 2001 from $23.8 million in 2000 resulting primarily from lower rates paid on interest-bearing liabilities somewhat offset by growth in average interest-bearing liabilities. The rate paid on interest-bearing liabilities declined 61 basis points to 4.26% for the year ended December 31, 2001 from 4.87% in 2000 reflecting the lower interest rate environment which led to reduced rates paid for new interest-bearing liabilities as well as the repricing of certain deposits and FHLB advances. Interest-bearing liabilities totaled $547.7 million for the year ended December 31, 2001, representing an increase of $59.2 million, or 12.1%, from $488.4 million for the same period in 2000 due to an increase in core interest-bearing deposits, which exclude certificates of deposit and brokered deposits, brokered deposits and borrowings. Average core deposits grew $20.5 million, or 15.0%, to $157.6 million for the year ended December 31, 2001 primarily attributable to the active promotion of our products, the new branch in East Longmeadow, the relocated branch in Ludlow and the migration of accounts from other banks as a result of recent merger activity. Average brokered deposits rose $26.2 million to $46.5 million for the year ended December 31, 2001 resulting from the Company's increased use of such deposits as an alternative funding source and to reduce dependence on FHLB advances when the interest rate on the brokered deposits is competitive when compared to other funding vehicles. Average borrowings increased $17.9 million, or 8.6%, to $226.4 million for the year ended December 31, 2001 resulting from an increase in FHLB advances to fund asset growth and share repurchases.

     Provision for Loan Losses. The Company's provision for loan losses decreased by $105,000, or 35.0%, to $195,000 for the year ended December 31, 2001 from $300,000 for the same period in 2000. Management determined that a decrease in the provision was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses. The primary factors contributing to the reduced provision in 2001 include a $50.4 million increase in prepayments and scheduled principal amortization, a significant amount of loan originations concentrated in lower-risk residential mortgages and the sales of loans and loans held for sale totaling $31.8 million, offset by growth of $27.8 million in loan originations and purchases and the impact of an increase of $295,000 in nonaccruing loans. At December 31, 2001, the Company's allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 486%, compared to 992% at December 31, 2000, primarily due to an increase in nonaccruing loans offset by an increase in the allowance for loan losses. At December 31, 2001, the Company's allowance for loan losses as a percentage of total loans, net, was 0.63% compared to 0.66% at December 31, 2000.

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

     Other Income. Other income decreased $96,000, or 2.2%, to $4.2 million for the year ended December 31, 2001 compared to $4.3 million for the same period in 2000 primarily resulting from lower gains on sales of securities and the $78,000 loss on derivative instruments and hedging activities, offset by the $785,000 gain from sales of mortgage loans and an increase in fee income. The $785,000 gain from sales of loans in 2001 reflects the Company's strategy to mitigate interest rate risk by selling or securitizing loans from time to time when conditions are favorable. Fee income increased $196,000, or 8.7%, for the year ended December 31, 2001 mainly due to higher fees associated with solid growth in core deposit accounts.

     Other Expenses. Excluding the $81,000 branch write-down in 2001 and the $270,000 pension curtailment gain recognized in 2000, other expenses rose $1.5 million, or 10.5%, to $16.2 million for the year ended December 31, 2001 reflecting growth in salaries and benefits, occupancy and equipment expenses, professional services and other general and administrative expenses. Eliminating the affect of the $270,000 pension curtailment gain recorded in 2000, salaries and benefits increased $777,000, or 10.0%, mainly as a result of standard wage increases, new staff hired to support the general growth of the Company and the East Longmeadow branch which opened in the first quarter of 2001 and higher employee stock ownership plan expenses related to an increase in the Company's average share price. Occupancy and equipment costs rose $236,000, or 12.5%, exclusive of the $81,000 write-down of an obsolete branch facility, largely due to the purchase of two branch facilities in 2000 and the establishment of a remote ATM located in Holyoke, Massachusetts during the quarter ended December 31, 2000. Professional services expenses grew $199,000, or 22.2%, primarily attributable to legal, audit and accounting and consulting costs associated with insurance acquisition activities and other corporate matters. Data processing expenses were higher by $92,000, or 11.3%, due to growth in the Company's loan and deposit accounts base. Other general and administrative expenses increased $362,000, or 14.9%, resulting principally from the Company's larger account base, costs associated with the new branches and the remote ATM, expenditures for the recently acquired Keyes & Mattson Insurance Agency and correspondent bank service charges.

     Income Taxes. The Company's income tax expense increased $197,000 to $2.3 million for the year ended December 31, 2001 compared to $2.1 million in 2000 mainly attributable to higher pretax income in 2001. The effective tax rate was 34.3% in 2001 compared to 34.0% in 2000.


Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

     General. For the year ended December 31, 2000, the Company earned $4.1 million, or $0.90 per diluted share, compared to $1.4 million in 1999. During the fourth quarter of 2000, the Company recorded a gain of $270,000 from the curtailment of its defined benefit pension plan. The Company terminated its defined benefit pension plan effective December 31, 2000 after completing a comprehensive review of its employee benefit programs. The final plan settlement was approved by the IRS in 2001. Excluding the pension curtailment gain of $270,000 and the related tax expense of $92,000, operating earnings totaled $3.9 million, or $0.86 per diluted share, during the year ended December 31, 2000. Excluding a $4.4 million contribution to establish the Woronoco Savings Charitable Foundation and the related tax benefit of $1.5 million, operating earnings were $4.3 million for the year ended December 31, 1999. The reduction in operating earnings was primarily due to growth in other expenses, exclusive of the $270,000 pension curtailment gain in 2000 and the $4.4 million contribution in 1999, the cost of funding share repurchases and an increase in loan loss provisions, offset by increases in net interest income and other income. Net interest and dividend income increased $674,000, or 4.2%, to $16.6 million for the year ended December 31, 2000 resulting from compression in the net interest margin, partially offset by growth in interest-earning assets. Net interest margin declined 62 basis points to 3.04% for the year ended December 31, 2000 primarily as a result of higher rates on FHLB advances and an increase in average FHLB advances to support asset growth and share repurchases.

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

     Provision for Loan Losses. The Company's provision for loan losses increased by $120,000, or 66.7%, to $300,000 for the year ended December 31, 2000 from $180,000 for the same period in 1999. Management determined that an increase in the provision was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses and primarily reflects $43.6 million of loan purchases, growth in loan originations of $18.5 million and higher nonaccrual loans. At December 31, 2000, the Company's allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 992%, compared to 1,319% at December 31, 1999, primarily due to an increase in nonaccruing loans offset by an increase in the allowance for loan losses. At December 31, 2000, the Company's allowance for loan losses as a percentage of total loans, net, was 0.66% compared to 0.75% at December 31, 1999.

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

     The primary investing activities of the Company are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans and investments in mortgage-backed, debt and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the years ended December 31, 2001, 2000 and 1999, the Company's loan originations totaled $176.0 million, $104.6 million and $86.1 million, respectively. The Company purchased adjustable rate one-to four-family residential mortgage loans totaling $0, $43.6 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company's investments in mortgage-backed, debt and equity securities totaled $175.7 million, $176.7 million and $150.0 million, respectively. The Company experienced net increases in total deposits during the years ended December 31, 2001 and 2000 of $10.8 million and $62.1 million, respectively, compared to a decrease of $11.8 million for the year ended December 31, 1999. For the year ended December 31, 2000, the increase in deposits includes the Company's issuance of $49.9 million of brokered deposits, $20 million of which were redeemed in 2001. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 2001, the Company had $248.8 million of outstanding FHLB borrowings.

     In 2001, the Company sold $17.5 million of residential mortgages and $14.3 million of loans held for sale. The Company normally originates fixed and adjustable rate loans for its portfolio. However, an analysis of the Company's interest rate profile and the low rates at which these loans were originated led management to determine that these assets should be sold and the proceeds redeployed. The sale of these loans reduced the amount of high quality collateral available to be pledged as security for borrowings in the secondary market. In 1998, the Company completed the securitization (converting whole loans into mortgage-backed securities) of $19.1 million of 30 year fixed-rate one- to four-family mortgage loans with Fannie Mae. The loans are serviced as mortgage-backed securities for Fannie Mae. In addition to resulting in a decrease in loans receivable and a related increase in mortgage-backed securities, the securitization provides a liquidity related benefit to the Company in that it adds high quality collateral to the Company's balance sheet which can be pledged for borrowings in the secondary market and designates such loans as "available-for-sale" so that the Company could sell or collateralize such securities.

     Outstanding commitments for all loans totaled $27.0 million at December 31, 2001. The Company also had $69.8 million of unadvanced funds on lines of credit at December 31, 2001. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 2000 totaled $101.0 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

     At December 31, 2001, the Company exceeded all of its regulatory capital requirements with a Tier 1 capital level of $66.3 million, or 10.17% of adjusted average assets, which is above the required level of $26.1 million, or 4.00%, and risk-based capital of $69.0 million, or 15.39% of adjusted assets, which is above the required level of $35.9 million, or 8.00%.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. Unidentified intangible assets pertaining to branch acquisitions will continue to be amortized as such transactions are outside the scope of SFAS No. 142. Management does not anticipate that the adoption of these Statements will have a material impact on the consolidated financial statements.

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

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable rate mortgages with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year or seven year initial fixed period, shorter-term adjustable-rate loans, such as home equity loans and lines of credit, and multi-family and commercial real estate loans; (2) selling longer-term fixed-rate loans; (3) emphasizing the origination of retail checking accounts and offering deposit products with a variety of interest rates; (4) preparing and monitoring income simulation models, static gap and asset/liability funding matrix reports; and
(5) selectively utilizing off-balance sheet derivatives and hedging instruments, such as interest rate swaps, caps and floors.

     Off-balance sheet derivatives and hedging instruments

     The Company utilizes various derivative instruments for asset/liability management and other purposes. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

INTEREST RATE SWAP AGREEMENTS

     As part of the interest rate risk management, the Company has entered into interest rate swap agreements with a notional amount of $30 million and $50 million at December 31, 2001 and 2000, respectively. These swap agreements are used to hedge a portfolio of brokered certificates of deposit and are designated as fair value hedges since they are used to convert the cost of the certificates of deposit from a fixed to a variable rate. Since the hedge relationship is estimated to be 100% effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there will be no impact on the statement of income nor on comprehensive income. The application of SFAS No. 133 results in an adjustment to the balance sheet to reflect the swap and the certificates of deposit at fair value. At December 31, 2001, the fair value loss for these swap agreements was approximately $265,000. Accordingly under SFAS No. 133, the Company has recognized a swap liability of $265,000 and a decrease in brokered deposits by the same amount.

    The Company is receiving a weighted-average fixed rate of interest of 6.05% and 7.38% as of December 31, 2001 and 2000, respectively. The Company is paying a floating rate of interest based on the monthly or 3 month LIBOR, plus a margin depending on the terms of the contract. For the years ended December 31, 2001 and 2000, interest expense was reduced by $1.2 million and $181,000, respectively. The terms of the swaps range from 81 to 114 months at December 31, 2001 and 4 to 120 months at December 31, 2000, with a weighted- average remaining life of 97 and 74 months, respectively. All swaps outstanding at December 31, 2000 were called in 2001. All swaps outstanding at December 31, 2001 are callable by the counter party to the agreement in 2002 and monthly or semi-annually thereafter.

     The Company also entered into a $10,000 swap agreement with the FHLB in 2000 for the purpose of modifying the interest rate exposure inherent in certain certificates of deposit. The agreement expired in April 2001. The Company received a weighted-average fixed rate of interest of 6.77% and paid a floating rate of interest based on the monthly LIBOR.

     Interest rate cap agreements

     The Company has entered into interest rate protection agreements (caps) with a notional amount of $150 million and $160 million at December 31, 2001 and 2000, respectively. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company paid premiums for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively "capping" its interest rate cost for the duration of the agreements. Prior to the adoption of SFAS No. 133, the Company accounted for the premiums paid under SFAS No. 80, "Accounting for Futures Contracts", for hedge accounting. Under SFAS No. 80, the premiums paid were amortized on a straight line method over the term of coverage as a prepaid expense. Accordingly, the Company recognized amortization expense of $0, $99,000, and $27,000 for the years ended December 31, 2001, 2000 and 1999, respectively. With the adoption of SFAS No. 133, management designates these caps as cash flow hedges. As such, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. The fair value of the cap agreements as of December 31, 2001 was $0.

     Information pertaining to the rate cap agreements entered into by the Company is as follows:

                                          Years Ended December 31,
                            --------------------------------------------------
                                 2001               2000             1999
                           ----------------    -------------    --------------

Notional amount             $   150,000,000    $160,000,000      $  10,000,000
Weighted average rate                 7,08%           7,02%              6,00%
Cash received                        34,000          46,000                  -

     INTEREST RATE FLOORS

     The Company utilizes interest rate protection agreements (floors) to limit the Company's exposure to falling interest rates on its interest sensitive assets. As of December 31, 2001, there were no outstanding interest rate floor agreements. The notional principal amount of the Company's outstanding interest rate floor agreement was $10,000,000 at December 31, 2000 and 1999. Under these agreements the Company paid premiums for the right to receive cash flow payments below the predetermined floor rate, based on LIBOR; thus, effectively flooring its interest income for the duration of the agreements. Cash payments received during the years ended December 31, 2001, 2000 and 1999 totaled $0, $0 and $53,000, respectively. Prior to the adoption of SFAS No. 133, the Company accounted for the premiums paid under SFAS No. 80 for hedge accounting. Under SFAS No. 80, the premiums paid were amortized on a straight line method over the term of coverage as a prepaid expense. Accordingly, the Company recognized amortization expense of $0, $27,000, and $27,000 for the years ended December 31, 2001, 2000 and 1999, respectively. With the adoption of SFAS No. 133, management designates these floors as cash flow hedges. As such, the interest rate floor is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future interest income.

     Income Simulation Analysis. The Company uses income simulation modeling in order to analyze its interest rate risk under various scenarios. The income simulation model is designed to measure the performance of the Company's net interest income and earnings based upon potential changes in interest rates over a select period of time. The model consists of current data related to cash flow characteristics, repricing opportunities, maturities and current rates for all interest-earning assets and interest-bearing liabilities. In addition, management makes certain assumptions associated with prepayment speeds, maturities for non-certificate deposits, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The model does not include assumptions about future changes to the structure of the balance sheet or actions the Company may take to mitigate projected risks. The income simulation model is produced for several interest rate environments including a flat rate scenario (i.e. no change in current interest rates) over a twelve month period. A second and third model are produced in which a gradual increase and decrease, respectively, of 200 basis points occurs over a twelve month period. Other models are produced, as appropriate, to simulate the flattening or steepening of the yield curve. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The resultant changes in net interest income are then measured against the flat rate scenario. In the down 200 basis points scenario, the model projects a reduction of 0.04% in net interest income during the next twelve months. In an up 200 basis points environment, the model forecasts a net interest income contraction of 2.11%. The variability calculated in these models is well within the Company's interest rate risk policy.

     The preceding income simulation analysis does not represent a forecast of net interest income and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary from those assumed in the income simulation models, the actual results will differ reflecting prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2001, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 0.06%, compared to a negative gap of 9.96% at December 31, 2000, primarily attributable to the Company's decision to extend the maturities of certain FHLB advances in a lower rate environment. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2001, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments for selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. The mortgage-backed securities portfolio was assumed to prepay at a rate of between 6.00% and 32.01% annually. The stratification of savings deposits (including NOW, savings and money market accounts) is based on management's philosophy of repricing core deposits in response to changes in the general interest rate environment. Prepayment rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan prepayment activity.

                                                                            At December 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                                                      More than            More than                 More than
                                                1 Year                1 Year to            2 Years to               3 Years to
                                               or Less                 2 Years               3 Years                  4 Years
                                      ----------------------  ----------------------  --------------------  -----------------------
                                                     Average                 Average               Average                  Average
                                        Balance       Rate       Balance      Rate      Balance      Rate        Balance      Rate
                                      -----------   --------  -----------   --------  ----------   -------  -------------   -------
                                                                           (Dollars in Thousands)
Interest-earning assets (1):

  Mortgage-backed securities           $   29,505     6.39%    $   17,644     6.98%    $   12,570     6.97%     $    9,727    6.91%
  Debt securities                             696     5.91%         5,128     2.34%         2,631     3.19%              -       -
  Equity securities                             -        -              -        -              -        -               -       -
  FHLB stock                               13,750     4.50%             -        -              -        -               -       -
  Loans, net                              135,796     6.51%        83,825     6.85%        48,579     6.98%         51,226    7.03%
  Other                                     7,326     0.84%             -        -              -        -               -       -
                                      -----------             -----------             -----------              -----------
   Total interest-earning assets       $  187,073              $  106,597              $   63,780               $   60,953
                                      ===========             ===========             ===========              ===========

Interest-bearing liabilities:

  Savings accounts                     $    6,199     1.48%    $        -        -     $        -        -      $        -       -
  Money market accounts                    34,289     2.20%             -        -              -        -               -
  NOW accounts                                  -        -              -        -              -        -               -       -
  Certificates of deposit                 102,977     6.40%         8,814     4.49%         5,126     4.52%              -       -
  Borrowings                               44,041     2.09%        32,000     5.74%        11,000     4.93%         60,000    6.91%
                                      -----------             -----------             -----------              -----------
   Total interest-bearing liabilities  $  187,506              $   40,814              $   16,126               $   60,000
                                      ===========             ===========             ===========              ===========

                                      -----------             -----------             -----------              -----------
   Interest-rate sensitivity gap (2)   $     (433)             $   65,783              $   47,654               $      953
                                      ===========             ===========             ===========              ===========

  Cumulative interest-rate
                                      -----------             -----------             -----------              -----------
   sensitivity gap                     $     (433)             $   65,350              $  113,004               $  113,957
                                      ===========             ===========             ===========              ===========

  Cumulative interest sensitivity gap
   as a percentage of total assets         (0.06%)                  9.78%                  16.92%                   17.06%

  Cumulative interest sensitivity gap
   as a percentage of total interest
   earning assets                          (0.07%)                 10.47%                  18.10%                   18.26%

  Cumulative interest-earning assets
   as a percentage of cumulative
   interest-bearing liabilities            99.77%                 128.62%                 146.23%                  137.43%



                                                 At December 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                            More than
                                            4 Years to                More than            Total            Fair
                                             5 Years                   5 Years             Amount         Value (3)
                                      -----------------------  -----------------------  ------------  ---------------
                                                     Average                   Average
                                        Balance       Rate        Balance        Rate
                                      ----------    ---------    ----------    --------
                                                                 (Dollars in Thousands)
Interest-earning assets (1):

  Mortgage-backed securities          $    7,740      6.87%      $   33,727      6.68%      $  110,913     $  113,895
  Debt securities                              -         -           17,829      6.97%          26,284         25,791
  Equity securities                            -         -           36,206      6.48%          36,206         36,022
  FHLB stock                                   -         -                -         -           13,750         13,750
  Loans, net                              45,805      6.63%          62,178      7.35%         427,409        431,799
  Other                                        -         -                -         -            7,326          7,326
                                      ----------                 ----------                 -----------    ----------
   Total interest-earning assets      $   53,545                 $  149,940                 $  621,888     $  628,583
                                      ==========                 ==========                 ===========    ==========

Interest-bearing liabilities:

  Savings accounts                    $        -         -       $   65,291      1.49%      $   71,490     $   71,490
  Money market accounts                        -         -                -         -           34,289         34,289
  NOW accounts                                 -         -           63,426      1.15%          63,426         63,426
  Certificates of deposit                    231      5.00%          29,630      6.05%         146,778        148,401
  Borrowings                              12,000      5.32%          90,000      4.89%         249,041        257,535
                                      ----------                 ----------                 -----------    ----------
   Total interest-bearing liabilities $   12,231                 $  248,347                 $  565,024     $  575,141
                                      ==========                 ==========                 ===========    ==========

                                      ----------                 ----------                 -----------
   Interest-rate sensitivity gap (2)  $   41,314                 $  (98,407)                $   56,864
                                      ==========                 ==========                 ===========

  Cumulative interest-rate
                                      ----------                 ----------
   sensitivity gap                    $  155,271                 $   56,864
                                      ==========                 ==========

  Cumulative interest sensitivity gap
   as a percentage of total assets        23.24%                      8.51%

  Cumulative interest sensitivity gap
   as a percentage of total interest
   earning assets                         24.88%                      9.11%

  Cumulative interest-earning assets
   as a percentage of cumulative
   interest-bearing liabilities          149.03%                    110.06%


(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments and contractual maturities.

(2) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

(3) Fair value of securities, including mortgage-backed securities, is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on quoted market prices of comparable instruments. Fair value of loans is, depending on the type of loan, based on carrying values or estimates based on discounted cash flow analyses. Fair value of deposit liabilities are either based on carrying amounts or estimates based on on a discounted cash flow calculation. Fair values for FHLB advances are estimated using a discounted cash flow analysis that applies interest rates concurrently being offered on advances of aggregated expected monthly maturities on FHLB advances.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

                              TABLE OF CONTENTS

                                                                       Page

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets as of December 31,
   2001 and 2000                                                        F-2

Consolidated Statements of Income for the Years
   Ended December 31, 2001, 2000 and 1999                               F-3

Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 2001, 2000 and 1999                 F-4

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2001, 2000 and 1999                         F-5

Notes to Consolidated Financial Statements                           F-6 - F-51

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Woronoco Bancorp, Inc.
Westfield, Massachusetts

We have audited the consolidated balance sheets of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

WOLF & COMPANY, P.C.

Boston, Massachusetts
January 19, 2002

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                     ---------------------------
ASSETS                                                   2001          2000
                                                     ------------  -------------
                                           (In thousands, except per share data)

Cash and due from banks                               $   19,883    $   13,414
Interest-bearing balances                                  7,326        11,954
                                                     ------------  -------------
      Cash and cash equivalents                           27,209        25,368

Securities available for sale, at fair value             175,708       176,733
Federal Home Loan Bank stock, at cost                     13,750        13,750
Loans held for sale                                          -          14,313
Loans, net of allowance for loan losses ($2,701 at
  December 31, 2001 and $2,590 at December 31, 2000)     427,409       391,286
Other real estate owned, net                                 -              61
Premises and equipment, net                               11,172        11,131
Accrued interest receivable                                3,036         3,374
Goodwill and intangible assets, net                        1,923           698
Net deferred tax asset                                     1,362         1,791
Cash surrender value of life insurance                     2,412         2,238
Other assets                                               4,025         1,717
                                                     ------------  -------------
                                                      $  668,006    $  642,460
                                                     ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $  336,060    $  325,255
Mortgagors' escrow accounts                                1,130           871
Short-term borrowings                                     44,041       136,031
Long-term debt                                           205,000       105,000
Due to broker                                              3,713             -
Accrued expenses and other liabilities                     8,213         4,544
                                                     ------------  -------------
     Total liabilities                                   598,157       571,701
                                                     ------------  -------------

Commitments and contingencies (notes 10 and 11)

Stockholders' equity:
  Preferred stock ($.01 par value; 2,000,000 shares
   authorized; no shares issued and outstanding)               -             -
  Common stock ($.01 par value; 16,000,000 shares
   authorized; shares issued: 5,998,860 at December 31, 2001
   and December 31, 2000; shares outstanding: 3,737,268 at
   December 31, 2001 and 4,154,464 at December 31, 2000)      60            60
  Additional paid-in capital                              58,292        57,954
  Unearned compensation                                   (4,834)       (5,742)
  Retained earnings                                       41,441        38,311
  Accumulated other comprehensive income                   1,497           365
  Treasury stock, at cost (2,261,592 shares at
   December 31, 2001
   and 1,844,396 shares at December 31, 2000)            (26,607)      (20,189)
                                                     ------------  -------------
     Total stockholders' equity                           69,849        70,759
                                                     ------------  -------------
     Total liabilities and stockholders' equity      $   668,006    $  642,460
                                                     ============  =============

                      WORONOCO BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                          --------------------------------------
                                               2001          2000         1999
                                          ------------      -------     --------
                                          (In thousands, except per share data)
Interest and dividend income:
   Interest and fees on loans                $ 29,753     $ 27,153     $ 21,912
   Interest and dividends on securities:
      Interest                                  8,783        9,622        6,511
      Dividends                                 3,277        3,167        1,709
   Interest on federal funds sold                 233          118          330
   Other interest income                          269          346           86
                                            ---------    ----------   ----------
         Total interest and dividend
          income                               42,315       40,406       30,548
                                            ---------    ----------   ----------

Interest expense:
   Interest on deposits                        10,825       10,379        9,159
   Interest on short-term borrowings            2,838       12,271        5,466
   Interest on long-term debt                   9,657        1,159            -
                                            ---------    ----------   ----------
         Total interest expense                23,320       23,809       14,625
                                            ---------    ----------   ----------

Net interest and dividend income               18,995       16,597       15,923
Provision for loan losses                         195          300          180
                                            ---------    ----------   ----------
Net interest income, after provision
 for loan losses                               18,800       16,297       15,743
                                            ---------    ----------   ----------

Other income:
   Fee income                                   2,450        2,254        1,886
   Insurance commissions                          494          471            -
   Gain on sales, disposition and
    impairment of securities, net                 393        1,377        1,737
   Gain on sales of loans, net                    785            -            -
   Loss on derivative instruments
    and hedging activities                        (78)           -            -
   Covered call option income                     128          163          204
   Miscellaneous                                    -            3           24
                                            ---------    ----------   ----------
         Total other income                     4,172        4,268        3,851
                                            ---------    ----------   ----------

Other expenses:
   Salaries and employee benefits               8,535        7,488        6,478
   Occupancy and equipment                      2,206        1,889        1,766
   Other real estate owned                         (2)          54          123
   Marketing                                      702          781          849
   Professional services                        1,096          897          790
   Data processing                                908          816          772
   Contributions                                   18           15        4,448
   Other general and administrative             2,797        2,435        2,141
                                            ---------    ----------   ----------
         Total other expenses                  16,260       14,375       17,367
                                            ---------    ----------   ----------

Income before income taxes and
 cumulative effect
   of change in accounting principle            6,712        6,190        2,227
Provision for income taxes                      2,303        2,106          822
                                            ---------    ----------   ----------
Income before cumulative effect of
 change in accounting principle                 4,409        4,084        1,405
Cumulative effect of change in
 accounting for derivative instruments,
  net of tax benefit of $92                      (161)           -            -
                                            ---------    ----------   ----------
         Net income                          $  4,248     $  4,084     $  1,405
                                            =========    ==========   ==========

Earnings per share:
   Basic                                     $   1.20     $   0.91          N/A
   Diluted                                   $   1.14     $   0.90          N/A

The accompanying notes are an integral part of these consolidated financial statements.

                           WORONOCO BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Years Ended December 31, 2001, 2000 and 1999
                                                                                                 Accumulated
                                                              Additional                            Other
                                                     Common    Paid-in     Unearned    Retained  Comprehensive Treasury
                                                      Stock    Capital   Compensation  Earnings  Income (Loss)  Stock      Total
                                                    --------  ---------- ------------ ---------  ------------- ---------  --------
                                                                      (Dollars in thousands, except per share data)
Balance at December 31, 1998                              -          -          -      34,060      1,713           -       35,773
                                                                                                                           -------

Comprehensive income (loss):
Net income                                                -          -          -       1,405          -           -        1,405
Change in net unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment and tax effects                              -          -          -           -     (5,588)          -       (5,588)
                                                                                                                           -------
     Total comprehensive loss                                                                                              (4,183)
                                                                                                                           -------

Issuance of common stock in connection with
  Bank's conversion from mutual to stock-
  owned savings bank                                     60     57,866     (4,609)          -          -           -       53,317
Purchase of common stock in connection with
  employee and non-employee directors benefit
  programs                                                -          -     (2,472)          -          -           -       (2,472)
Decrease in unearned compensation                         -          8        477           -          -           -          485
Cash dividends declared ($0.0425 per share)               -          -          -        (235)         -           -         (235)
Treasury stock purchased (176,500 shares)                 -          -          -                             (1,790)      (1,790)
                                                    --------  ---------- ----------   --------   ---------    --------   ---------

Balance at December 31, 1999                             60     57,874     (6,604)     35,230     (3,875)     (1,790)      80,895

Comprehensive income:
Net income                                                -          -          -       4,084          -           -        4,084
Change in net unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment and tax effects                              -          -          -           -      4,240           -        4,240
                                                                                                                           -------
     Total comprehensive income                                                                                             8,324
                                                                                                                           -------

Decrease in unearned compensation                         -         50        862           -          -           -          912
Adjustment for tax benefit related to vesting
  of stock awards                                         -         30          -           -          -           -           30
Cash dividends declared ($0.225 per share)                -          -          -      (1,003)         -           -       (1,003)
Treasury stock purchased (1,667,896 shares)               -          -          -                            (18,399)     (18,399)
                                                    --------  ---------- ----------   --------   ---------    --------   ---------

Balance at December 31, 2000                             60     57,954     (5,742)     38,311        365     (20,189)      70,759

Comprehensive income:
Net income                                                -          -          -       4,248          -           -        4,248
Change in net unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment and tax effects                              -          -          -           -      1,132           -        1,132
                                                                                                                           -------
     Total comprehensive income                                                                                             5,380
                                                                                                                           -------

Decrease in unearned compensation                         -        241        908           -          -           -        1,149
Adjustment for tax benefit related to vesting
  of stock awards and stock option exercises              -         99          -           -          -           -           99
Reissuance of treasury shares in connection
  with stock option exercises (3,150 shares)              -         (2)         -           -          -          37           35
Cash dividends declared ($0.3175 per share)               -          -          -      (1,118)         -           -       (1,118)
Treasury stock purchased (420,346 shares)                 -          -          -           -          -      (6,455)      (6,455)
                                                    --------  ---------- ----------  ---------   ---------    --------   ---------

Balance at December 31, 2001                         $   60   $ 58,292   $ (4,834)   $ 41,441   $  1,497   $ (26,607)   $  69,849
                                                    ========  ========== ==========  =========  ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                          2001           2000           1999
                                                                      -------------  -------------  ------------
Cash flows from operating activities:                                               (In thousands)
 Net income                                                                 $4,248         $4,084        $1,405
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                  195            300           180
    Provision for losses on other real estate owned                              -              -            65
    Charitable contribution in the form of equity securities                     -              -         4,444
    Net (accretion) amortization of investments                                (20)           (73)           44
    Depreciation and amortization                                            1,064            885           780
    Amortization of goodwill                                                    78             77             -
    Amortization of mortgage servicing rights                                   27             14            43
    Employee stock ownership plan expense                                      672            435           403
    Stock-based incentive plan expense                                         477            477            82
    Deferred tax (benefit) provision                                          (190)           666        (1,584)
    Covered call option income                                                (128)          (163)         (204)
    Gain on sales and disposition of securities, net                          (393)        (1,377)       (1,737)
    Gain on sales of loans, net                                               (785)             -             -
    Gain on sale of other real estate owned                                    (21)             -           (11)
    Loans originated/purchased and held for sale                           (17,461)       (14,313)
    Proceeds from sale of loans held for sale                               32,133              -             -
    Changes in operating assets and liabilities:
      Accrued interest receivable                                              338         (1,111)         (515)
      Accrued expenses and other liabilities                                 3,761            570          (447)
      Other, net                                                            (1,673)        (1,014)          408
                                                                      -------------  -------------  ------------
             Net cash provided (used) by operating activities               22,322        (10,543)        3,356
                                                                      -------------  -------------  ------------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale                       4,387         12,438        16,531
  Purchases of securities available for sale                               (29,125)       (44,044)      (76,238)
  Proceeds from maturities of securities available for sale                      -              -           449
  Principal payments on mortgage-backed investments                         30,931         12,871        13,532
  Call option premiums received                                                171            277           204
  Purchases of Federal Home Loan Bank stock                                      -         (6,208)       (1,894)
  Loan purchases                                                                 -        (43,620)       (1,110)
  Loans originations and principal collections, net                        (36,339)       (40,620)      (23,279)
  Additions to premises and equipment                                       (1,105)        (3,157)       (1,349)
  Proceeds from sales of foreclosed real estate                                359            883           149
  Payment to purchase insurance agencies                                    (1,303)          (800)            -
  Loan to fund employee stock ownership plan                                     -              -        (4,609)
                                                                      -------------  -------------  ------------
             Net cash used in investing activities                         (32,024)      (111,980)      (77,614)
                                                                      -------------  -------------  ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                       10,805         62,059       (11,845)
  Net (decrease) increase in short-term borrowings                         (91,990)       (16,286)       41,054
  Proceeds from issuance of long-term debt                                 100,000        105,000             -
  Net increase (decrease) in mortgagors' escrow accounts                       259            (12)          238
  Net proceeds from initial public offering                                      -              -        53,482
  Cash dividends paid                                                       (1,118)        (1,003)         (235)
  Treasury stock purchased                                                  (6,448)       (18,052)       (1,790)
  Reissuance of treasury stock in connection with stock option exercises        35              -             -
  Purchase of common stock in connection with employee
    and non-employee directors benefit programs                                  -              -        (2,472)
                                                                      -------------  -------------  ------------
             Net cash provided by financing activities                      11,543        131,706        78,432
                                                                      -------------  -------------  ------------
Net increase in cash and cash equivalents                                    1,841          9,183         4,174
Cash and cash equivalents at beginning of period                            25,368         16,185        12,011
                                                                      -------------  -------------  ------------
Cash and cash equivalents at end of period                                 $27,209        $25,368       $16,185
                                                                      =============  =============  ============

Supplemental cash flow information:
  Interest paid on deposits                                                $12,034        $10,567       $ 9,038
  Interest paid on borrowings                                               12,524         12,949         5,114
  Income taxes paid                                                          1,726          1,513         2,107
  Transfer from loans to other real estate owned                               277             61           845
  Trade date accounting for share repurchases                                    7            347             -
  Net due to brokers for investment securities transactions                  3,047              -             -


  The accompanying notes are an integral part of these consolidated financial statements.

                  WORONOCO BANCORP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                           (DOLLARS IN THOUSANDS)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION AND CONSOLIDATION

       The consolidated financial statements include the accounts of Woronoco Bancorp, Inc. and its wholly-owned subsidiaries, Woronoco Savings Bank and WRO Funding Corporation (the "Company"). The accounts of Woronoco Savings Bank (the "Bank") include all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       USE OF ESTIMATES

       In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets and other-than-temporary impairment losses.

       BUSINESS

       The Company provides a variety of financial services, including trust and financial management services, and various deposit and lending products to individuals and small businesses through its twelve offices in western Massachusetts. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential, commercial mortgage, consumer and home equity loans.

       Through the Bank's subsidiary, Keyes, Mattson & Agan Insurance Agency, Inc., the Company also offers a full line of property and casualty insurance products and various life insurance and group life, group health and accident insurance products for individuals and commercial clients.

                  WORONOCO BANCORP, INC. AND SUBSIDIARIES

                           (DOLLARS IN THOUSANDS)

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       BUSINESS (CONCLUDED)

       Prior to the acquisitions of Keyes & Mattson Insurance Agency and Agan Insurance Agency, the Company's chief decision-makers monitored the revenue streams of the various products and services, while the Company's operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Company's operations were considered by management to be aggregated in one reportable operating segment. Subsequent to the acquisitions of the insurance agencies, the Company's operations continue to be aggregated in one reportable operating segment, except for Keyes, Mattson & Agan Insurance Agency, Inc. which is evaluated on a stand-alone basis. For the year ended December 31, 2001, Keyes, Mattson & Agan Insurance Agency,Inc. had total operating income of $499 and total operating expenses of $530, yielding a pretax loss of $31. For the year ended December 31, 2000, Agan Insurance Agency, Inc. had total operating income of $471 and total operating expenses of $495, yielding a pretax loss of $24.

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

       Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysts within the short term and the financial condition of the issuer. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

LOANS

The Company originates mortgage, commercial and consumer loans for its customers. A substantial portion of the loan portfolio is represented by mortgage loans in the Company's primary market area. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

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

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

     .     DERIVATIVE INSTRUMENTS USED FOR ASSET/LIABILITY MANAGEMENT

           INTEREST RATE SWAPS

           The Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest rate payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments. By entering into the swap, the principal amount of the debt would remain unchanged but the interest payment streams would change.

           An example of a situation in which the Company would utilize an interest rate swap would be to convert a portion of its fixed-rate debt to a variable rate (fair value hedge) or to convert a portion of its variable-rate mortgage loans to a fixed rate (cash flow hedge). According to SFAS No. 133, the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item, is recognized currently in earnings in the same accounting period. The gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings.

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS AND CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

     .     DERIVATIVE INSTRUMENTS USED FOR ASSET/LIABILITY MANAGEMENT
           (CONCLUDED)

           INTEREST RATE CAP AGREEMENTS

           The Company utilizes interest rate caps to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company pays premiums for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively "capping" its interest rate cost for the duration of the agreements. Prior to the adoption of SFAS No. 133, the Company accounted for the premiums paid under SFAS No. 80, "Accounting for Futures Contracts", for hedge accounting. Under SFAS No. 80, the premiums paid were amortized on a straight line method over the term of coverage as a prepaid expense. With the adoption of SFAS No. 133, management designates these caps as cash flow hedges. As such, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs.

           INTEREST RATE FLOOR AGREEMENTS

           The Company utilizes interest rate protection agreements (floors) to limit the Company's exposure to falling interest rates on its interest sensitive assets. Under these agreements, the Company paid premiums for the right to receive cash flow payments below the predetermined floor rate, based on LIBOR; thus, effectively flooring its interest income for the duration of the agreements. Prior to the adoption of SFAS No. 133, the Company accounted for the premiums paid under SFAS No. 80 for hedge accounting. Under SFAS No. 80, the premiums paid were amortized on a straight line method over the term of coverage as a prepaid expense. With the adoption of SFAS No. 133, management designates these floors as cash flow hedges. As such, the interest rate floor is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future interest income.

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS AND CHANGE IN ACCOUNTING PRINCIPLE (CONCLUDED)

     .     Other derivative instruments

           The Company also writes covered call options on marketable equity securities held in its investment portfolio to take advantage of fluctuating market prices and to generate non-interest income. The Company receives a premium for writing the option, while the option holder receives an option to purchase the security at a specified price (the "strike" price). Generally, the marketable equity securities are classified as available for sale if the Company does not intend to actively trade the securities upon expiration of the option. The gain or loss on any derivative instrument not designated as a hedging instrument (such as this covered call option) is recognized currently in earnings. Prior to adoption of SFAS No. 133, the Company recorded the receipt of premiums in other liabilities and upon expiration of the option recognized the deferred income in earnings. The fair value of the call options was not recorded prior to the adoption of SFAS No. 133.

           The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was a loss of $161, net of a tax benefit of $92, or $.05 per basic share and $.04 per diluted share.

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

              WORONOCO BANCORP, INC. AND SUBSIDIARIES

                      (DOLLARS IN THOUSANDS)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

The Company acquired the net assets of Agan Insurance Agency, Inc. for $800 in January 2000. The purchase transaction resulted in goodwill of $775, which is being amortized over ten years on a straight line basis. In November 2001, the Company acquired certain assets of Keyes & Mattson Insurance Agency for a total of $1,350. The purchase transaction resulted in goodwill and intangible assets totaling $1,303.

On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Accordingly, effective January 1, 2002, the goodwill associated with the purchase of assets from Agan Insurance Agency will no longer be amortized. As the purchase of the Keyes & Mattson Agency, Inc. assets was made after June 30, 2001, the goodwill is accounted for under SFAS No. 142. Accordingly, the Bank has not recognized any amortization expense in connection with the goodwill. The Company will review goodwill for potential impairment on an annual basis. Management does not anticipate that the adoption of these Statements will have a material impact on the consolidated financial statements.

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

STOCK COMPENSATION PLANS

FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See note 14).

              WORONOCO BANCORP, INC. AND SUBSIDIARIES

                      (DOLLARS IN THOUSANDS)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed-to-be-released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments. Other ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

MARKETING

Advertising costs are expensed as incurred.

EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options, and are determined using the treasury stock method. Earnings per share data is not presented in these financial statements for the year ended December 31, 1999 since shares of the Company's common stock were not issued until March 19, 1999.

Earnings per common share for the years ended December 31, 2001 and 2000 have been computed based upon the following:

                                                       Years Ended December 31,
                                                     --------------------------
                                                           2001         2000
                                                     -------------- -----------
Net income applicable to common stock                $    4,248     $    4,084
                                                     ============== ===========
Average number of common shares outstanding           3,531,314      4,483,396
Effect of dilutive options                              188,910         49,405
                                                     -------------- -----------
Average number of common shares outstanding
 used to calculate diluted earning per common share   3,720,224      4,532,801
                                                     ============== ===========

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

     The components of and changes in accumulated other comprehensive income and related tax effects are as follows:

                                                 Years Ended December 31,
                                              ------------------------------
                                                2001       2000       1999
                                              --------   --------   --------
Unrealized holding gains (losses) on
  available-for-sale securities               $ 2,144    $ 8,082    $ (7,134)
Less:  Reclassification adjustment for gains
  realized in income                             (602)    (1,377)     (1,737)
Less:  Reclassification adjustment for
  impairment losses realized in income            209          -           -
                                              --------   --------    --------
Change in net unrealized gains (losses)         1,751      6,705      (8,871)

Tax effect                                       (619)    (2,465)      3,283
                                              --------   --------   --------
                                              $ 1,132    $ 4,240    $ (5,588)
                                              ========   ========   =========

2.   RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

     The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2001 and 2000, these reserve balances amounted to $5,216 and $3,203, respectively.

                        WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (Dollars in Thousands)

3.   SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

                                           December 31, 2001
                             ------------------------------------------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
                                Cost        Gains       Losses        Value
                             ------------ ---------- ------------ -----------
Debt securities:
 U.S. Agencies                $   7,944    $   449    $      --     $  8,393
 Municipal Bonds                 18,340         --         (942)      17,398
 Mortgage-backed:
  FHLMC                          24,563        636          (38)      25,161
  FNMA                           59,335      2,531           --       61,866
  GNMA                           27,015         62         (209)      26,868
                             ------------ ---------- ------------- ----------
  Total debt securities         137,197      3,678       (1,189)     139,686

Marketable equity
 securities                      36,206      1,482       (1,666)      36,022
                             ------------ ---------- ------------  ----------
Total securities              $ 173,403    $ 5,160    $  (2,855)    $175,708
                             ============ ========== ============  ==========

                                            December 31, 2000
                             ----------------------------------------------
                                            Gross      Gross
                              Amortized   Unrealized Unrealized    Fair
                                Cost        Gains      Losses      Value
                             ------------ ---------- ---------- ------------
Debt securities:
 Mortgage-backed:
  FHLMC                       $  30,600    $   479    $    --     $ 31,079
  FNMA                           74,394      2,146        (87)      76,453
  GNMA                           36,833         53       (855)      36,031
                             ------------ ---------- ---------- ------------
  Total debt securities         141,827      2,678       (942)     143,563

Marketable equity
 securities                      34,352      1,717     (2,899)      33,170
                             ------------ ---------- ---------- ------------
Total securities              $ 176,179    $ 4,395    $(3,841)    $176,733
                             ============ ========== ========== ============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     SECURITIES AVAILABLE FOR SALE (CONCLUDED)

     The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2001 follows:

                                             December 31, 2001
                                       ----------------------------
                                          Amortize      Fair Value
                                            Cost
                                       -------------   ------------

     Within 1 year                        $      -      $       -
     Over 1 year through 5 years             7,944          8,393
     After 5 years through 10 years         15,780         14,954
     Over 10 years                           2,560          2,444
                                       -------------   ------------
                                            26,284         25,791
                                       -------------   ------------

     Mortgage-Backed Securities
      FHLMC                                 24,563         25,161
      FNMA                                  59,335         61,866
      GNMA                                  27,015         26,868
                                       -------------   ------------
                                           110,913        113,895
                                       -------------   ------------
                                          $137,197      $ 139,686
                                       =============   ============


     At December 31, 2001 and 2000, the Company has pledged securities available for sale with an amortized cost of $5,511 and $4,339, and a fair value of $5,755 and $4,577, respectively, as collateral against its treasury tax and loan account, interest rate swap agreements and repurchase agreements.

     Proceeds from sales of securities available for sale during the years ended December 31, 2001, 2000 and 1999 amounted to $4,387, $12,438 and $16,531, respectively. Gross realized gains of $822, $1,868 and $2,657, and gross realized losses of $220, $491 and $920, were realized during the years ended December 31, 2001, 2000 and 1999, respectively.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

4.   LOANS

     A summary of the balances of loans follows:


                                                        December 31,
                                              ---------------------------
                                                     2001         2000
                                              ---------------------------
     Residential mortgage                         $  279,811   $  258,673
     Home equity                                      84,117       81,888
     Commercial real estate                           36,221       29,257
     Construction                                     16,145       11,361
     Consumer                                         15,556       16,491
     Commercial                                       10,447        4,936
                                              ---------------  -----------
                    Total loans                      442,297      402,606

     Net deferred loan costs                             883          807
     Unadvanced loan funds                           (13,070)      (9,537)
     Allowance for loan losses                        (2,701)      (2,590)
                                              ---------------  ------------
                    Loans, net                    $  427,409   $  391,286
                                              ===============  ============

     An analysis of the allowance for loan losses follows:

                                                Years Ended December 31,
                                        ----------------------------------------
                                            2001         2000           1999
                                        -----------  ------------  -------------
     Balance at beginning of period       $ 2,590      $ 2,309        $ 2,166
     Provision for loan losses                195          300            180
     Recoveries                                38           89             49
     Loans charged-off                       (122)        (108)           (86)
                                        -----------  ------------  -------------
     Balance at end of period             $ 2,701      $ 2,590        $ 2,309
                                        ===========  ============  =============

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     LOANS (CONTINUED)

     The following is a summary of the impaired and nonaccrual loans:

                                                        December 31,
                                                     ------------------
                                                       2001      2000
                                                     -------    -------
     Impaired loans without a valuation allowance     $   -     $ 224

     Impaired loans with a valuation allowance           84        98
                                                     -------    -------
     Total impaired loans                             $  84     $ 322
                                                     =======    =======
     Valuation allowance related to impaired loans    $  41     $  54
                                                     =======    =======
     Nonaccrual loans                                 $ 556     $ 261
                                                     =======    =======

     No additional funds are committed to be advanced in connection with impaired loans.

                                               Years Ended December 31,
                                       --------------------------------
                                           2001      2000        1999
                                       ---------   --------   ---------
     Average recorded investment in
     impaired loans                     $   177    $   215      $1,072
                                       =========   ========   =========

     Interest income recognized on
     a cash basis on impaired loans     $     -    $     -      $  160
                                       =========   ========   =========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     LOANS (CONCLUDED)

     The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $42,564 and $31,343 at December 31, 2001 and 2000, respectively. Included in the $42,564 of loans serviced for others is $12,239 of loans that were securitized by the Company in 1998 and are included in investments. All loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets.

     A summary of the activity in the balances of capitalized servicing rights follows:

                                          Years Ended December 31,
                                         ---------------------------
                                           2001      2000     1999
                                         --------  -------  --------

     Balance at beginning of period      $   107    $ 121    $ 164
     Additions                               170        -        -
     Amortization                            (27)     (14)     (43)
                                         --------  -------  --------
     Balance at end of period            $   250    $ 107    $ 121
                                         ========  =======  ========

     The fair value of these rights approximates carrying amounts.

5.   OTHER REAL ESTATE OWNED

     An analysis of the allowance for losses on other real estate owned is as follows:

                                       Years Ended December 31,
                                       ------------------------
                                          2000         1999
                                       ----------   -----------
     Balance at beginning of period        $ 631       $   569
     Provision for losses                      -            65
     Charge-offs                            (631)           (3)
                                       ----------   -----------
     Balance at end of period              $   -       $   631
                                       ==========   ===========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     OTHER REAL ESTATE OWNED (CONCLUDED)

     Expenses applicable to other real estate owned consist of the following:

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2001       2000     1999
                                                  --------   -------   -------
     Net (gain) loss on sales of other
        real estate owned                          $  (21)   $    -    $  (11)
     Provision for losses                               -         -        65
     Operating expenses, net of rental income          19        54        69
                                                  --------   -------   -------

                                                   $   (2)   $   54    $  123
                                                  ========   =======   =======

6.   PREMISES AND EQUIPMENT

     A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives follows:

                                               December 31,
                                     ---------------------------     Estimated
                                        2001             2000      Useful Lives
                                     -----------      ----------  --------------
     Banking premises:
        Land                          $   1,110        $    560
        Buildings and improvements       10,078           7,891    5 - 40 years
     Equipment                            5,999           4,995    3 - 10 years
     Construction in progress                 -           2,656
                                     -----------      ----------
                                         17,187          16,102
     Less accumulated depreciation
        and amortization                 (6,015)         (4,971)
                                     -----------      ----------

                                      $  11,172        $ 11,131
                                     ===========      ==========

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     PREMISES AND EQUIPMENT (CONCLUDED)

     Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 amounted to $1,064, $885 and $780, respectively.

     The balance of construction in progress at December 31, 2000 represented costs incurred as of December 31, 2000 in connection with purchases of and renovations to two new branches. These branches were completed and opened in 2001. During 2001, the Bank relocated its Ludlow branch. The old Ludlow branch is now being held for sale. The Bank has recognized a loss of $81 in occupancy and equipment expense for the write-down of the property to its fair value, less any selling expenses.

7.   DEPOSITS

     A summary of deposit balances, by type, is as follows:

                                                             December 31,
                                                  -----------------------------
                                                      2001              2000
                                                  ------------       ----------
     Non-interest-bearing demand                    $  20,077        $  16,165
     NOW                                               63,426           48,217
     Money market                                      34,289           27,034
     Regular                                           71,490           65,250
                                                  ------------       ----------
        Total non-certificate accounts                189,282          156,666
                                                  ------------       ----------

     Certificate accounts less than $100,000          128,209          150,494
     Certificate accounts of $100,000 or more          18,569           18,095
                                                  ------------       ----------
        Total certificate accounts                    146,778          168,589
                                                  ------------       ----------

                                                    $ 336,060        $ 325,255
                                                  ============       ==========

     Certificate accounts include $29,630 in brokered certificates of deposit at an average rate of 6.05% at December 31, 2001. Brokered certificates of deposit balances totaled $49,857 at December 31, 2000 with an average rate of 7.50%.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     DEPOSITS (CONCLUDED)

     A summary of certificate accounts, by maturity, is as follows:

                                                              December 31, 2001             December 31, 2000
                                                          -------------------------     --------- ---------------
                                                                         Weighted                      Weighted
                                                                          Average                       Average
                                                             Amount        Rate            Amount         Rate
                                                          -----------   -----------     ------------  -----------
     Within 1 year                                         $ 101,025         4.24%         $ 103,269     5.45%
     After 1 year to 3 years                                  15,892         4.25%            15,463     5.04%
     After 3 years to 5 years                                    231         5.00%             9,925     7.25%
     After 5 years                                            29,630    *    6.05%            39,932     7.56%
                                                          -----------                    ------------

                                                           $ 146,778         4.61%         $ 168,589     6.02%
                                                          ===========                    ============

* Represents brokered deposits callable on April 11, July 11, and July 12, 2002.


8.   SHORT-TERM BORROWINGS

     Short-term borrowings consist of the following:

                                                              December 31,
                                                 ----------------------------------
                                                      2001                 2000
                                                 -------------       --------------
     Federal Home Loan Bank advances              $   42,000            $ 136,000
     Federal Home Loan Bank line of credit             1,849                    -
     Repurchase agreements                               192                   31
                                                 -------------       --------------

                                                  $   44,041            $ 136,031
                                                 =============       ==============

     FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank advances all mature within one year at a weighted average rate of 2.09% and 6.53% at December 31, 2001 and 2000, respectively. The Bank also has an available line of credit with the Federal Home Loan Bank of Boston ("FHLB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.

     Additionally, as a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     SHORT-TERM BORROWINGS (CONCLUDED)

     REPURCHASE AGREEMENTS

     Securities sold under agreements to repurchase are summarized as follows:

                                                          Years Ended December 31,
                                                         -------------------------
                                                               2001        2000
                                                         ------------  -----------
     Balance at year end                                  $     192     $     31
     Average amount outstanding during year                     116           77
     Interest expense incurred during year                        4            3
     Maximum amount outstanding at any month-end                207          144
     Weighted average interest rate during the year           3.45%        3.90%
     Weighted average interest rate on year-end balances      2.42%        3.65%

     Mortgage-backed securities available for sale, with a market value of $416 and $740 and an amortized cost of $408 and $735 are pledged to secure the repurchase agreements at December 31, 2001 and 2000, respectively. The securities pledged to secure the repurchase agreements are under the Company's control.

     Federal Reserve Bank of Boston advances

     Commercial loans with a principal balance of $3,082 and $4,218 were pledged to the Federal Reserve Bank of Boston as of December 31, 2001 and 2000, respectively, as security for a liquidity line of credit. No amounts were outstanding as of December 31, 2001 or 2000 under this line of credit.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

9.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                           December 31, 2001     December 31, 2000
                                        ----------------------  --------------------
                                                     Weighted              Weighted
                                                     Average                Average
                                           Amount      Rate       Amount     Rate
                                        ------------ ---------  ---------- ---------
     Fixed-rate FHLB advances maturing:
                    2003                 $   32,000      5.74%  $  25,000    6.10%
                    2004                     11,000      4.93%          -      -
                    2005                     60,000      6.18%     60,000    6.18%
                    2006                     12,000      5.33%          -      -
                    2010                     20,000      4.78%     20,000    4.78%
                    2011                     70,000      4.93%          -      -
                                        ------------ ---------  ---------- ---------
     Total FHLB advances                 $  205,000      5.43%  $ 105,000    5.90%
                                        ============ =========  ========== =========

     Certain FHLB advances are callable in 2002, 2003, 2004 and 2006. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential. As a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

10.  INCOME TAXES

     Allocation of federal and state income taxes between current and deferred portions, before the cumulative effect of a change in accounting principle, is as follows:

                                               Years Ended December 31,
                                            ----------------------------
                                              2001      2000     1999
                                            -------   --------  -------

     Current tax provision:
          Federal                           $ 2,310   $ 1,197   $ 2,064
          State                                 183       243       342
                                            --------  --------  -------
                                              2,493     1,440     2,406
                                            --------  --------  -------
     Deferred tax provision (benefit):
          Federal                             (108)       531   (1,507)
          State                                (82)       135      (77)
                                            --------  --------  -------
                                              (190)       666   (1,584)
                                            --------  --------  -------

                                            $ 2,303   $ 2,106    $  822
                                            ========  ========  =======

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     INCOME TAXES (CONTINUED)

     The reasons for the differences between the statutory federal income tax rate and the effective tax rates portions, before the cumulative effect of a change in accounting principle, are summarized as follows:

                                                        Years Ended December 31,
                                                  ----------------------------------
                                                  2001          2000           1999
                                                  ------        ------         -----
    Statutory rate                                34.0%          34.0%         34.0%
     Increase (decrease) resulting from:
        State taxes, net of federal tax benefit    1.0            4.0           7.8
        Dividends received deduction              (2.6)          (3.4)         (6.6)
        Other, net                                 1.9           (0.6)          1.7
                                                 -------        -------       ------
           Effective tax rates                    34.3%          34.0%         36.9%
                                                 =======        =======       ======

     The components of the net deferred tax asset are as follows:

                                             December 31,
                                        --------------------
                                         2001         2000
                                        ------       -------
     Deferred tax assets:
        Federal                         $2,299       $2,136
        State                              447          357
                                        ------       -------
                                         2,746        2,493
                                        ------       -------
     Deferred tax liabilities:
        Federal                         (1,237)        (574)
        State                             (147)        (128)
                                        ------       -------
                                        (1,384)        (702)
                                        ------       -------

     Net deferred tax asset             $1,362       $1,791
                                        ======       =======

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     INCOME TAXES (CONTINUED)

     The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                      December 31,
                                               -----------------------
                                                  2001         2000
                                               -----------   ---------
     Net unrealized gain on securities
        available for sale                       $ (808)      $ (189)
     Charitable contribution carryforward           882        1,097
     Depreciation                                   (20)         (53)
     Deferred income                               (552)        (422)
     Allowance for loan losses                    1,105        1,058
     Employee benefit plans                         457          299
     Mark to market - derivatives                   136            -
     Other-than-temporary declines in value         120            -
     Other                                           42            1
                                               -----------   ---------
     Net deferred tax asset                     $ 1,362      $ 1,791
                                               ===========   =========

     At December 31, 2001 the Company had a charitable contribution carryover for tax return purposes of approximately $2,600, which will expire on December 31, 2004 if not utilized.

     A summary of the change in the net deferred tax asset is as follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                     2001       2000      1999
                                                   --------   --------   -------
     Balance at beginning of period                 $1,791     $4,922       $ 55
     Deferred tax benefit (provision)                  190       (666)     1,584
     Deferred tax effects of net unrealized (gain)
        loss on securities available for sale         (619)    (2,465)     3,283
                                                   --------   --------   -------

     Balance at end of period                       $1,362     $1,791     $4,922
                                                   ========   ========   =======

     There was no valuation allowance for deferred tax assets as of December 31, 2001, 2000 and 1999.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     INCOME TAXES (CONCLUDED)

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

11.  OFF-BALANCE SHEET ACTIVITIES

     Credit-related financial instruments

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

     The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     The following financial instruments were outstanding whose contract amounts represent credit risk:

                                                      December 31,
                                               --------------------------
                                                   2001          2000
                                               ------------  ------------

     Commitments to grant loans:
          Fixed-rate                             $16,889        $  3,804
          Variable-rate                           10,082           3,510
     Unadvanced funds on lines of credit          69,781          61,857
     Standby letters of credit                       683             433

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

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     OFF-BALANCE SHEET ACTIVITIES (CONTINUED)

     CREDIT-RELATED FINANCIAL INSTRUMENTS (CONCLUDED)

     Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

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

     There were no loans held for sale at December 31, 2001. As of December 31, 2000, the Bank had committed to sell $14,313 of residential mortgage loans. These loans were classified as held for sale and were reported at their lower of cost or market value.

     LEASE COMMITMENTS

     Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2001, future minimum operating lease commitments pertaining to banking premises are as follows:

       2002                     $    270
       2003                          239
       2004                          187
       2005                           70
       2006                           70
     Thereafter                      787
                               ----------
                                $  1,623
                               ==========

     Annual real estate taxes assessed to the leased premises will be added to the basic rental scheduled above. The leases contain options to extend for periods from five to twenty-five years. The cost of such rentals is not included above.

     Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $282, $216 and $197, respectively.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     OFF-BALANCE SHEET ACTIVITIES (CONTINUED)

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various derivative instruments for purposes other than trading such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

     INTEREST RATE SWAP AGREEMENTS

     As part of the interest rate risk management, the Company has entered into interest rate swap agreements with a notional amount of $30,000 and $50,000 at December 31, 2001 and 2000, respectively. These swap agreements are used to hedge a portfolio of brokered certificates of deposit and are designated as fair value hedges since they are used to convert the cost of the brokered certificates of deposit from a fixed to a variable rate. Since the hedge relationship is estimated to be 100% effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there will be no impact on the statement of income or on comprehensive income. The application of SFAS No. 133 results in an adjustment to the balance sheet to reflect the swap and the certificates of deposit at fair value. At December 31, 2001, the fair value loss for these swap agreements was approximately $265. Accordingly, under SFAS No. 133, the Company has recognized a swap liability of $265 and a related fair value decrease in certificates of deposit by the same amount.

     The Company is receiving a weighted-average fixed rate of interest of 6.05% and 7.38% as of December 31, 2001 and 2000, respectively. The Company is paying a floating rate of interest based on the monthly or 3 month LIBOR, plus a margin depending on the terms of the contract. For the years ended December 31, 2001 and 2000, interest expense was reduced by $1,201 and $181, respectively. The terms of the swaps range from 81 to 114 months at December 31, 2001 and 4 to 120 months at December 31, 2000, with a weighted- average remaining life of 97 and 74 months, respectively. All swaps outstanding at December 31, 2000 were called in 2001. All swaps outstanding at December 31, 2001 are callable by the counter party to the agreement in 2002 and monthly or semi-annually thereafter.

     The Company also entered into a $10,000 swap agreement with the FHLB in 2000 for the purpose of modifying the interest rate exposure inherent in certain certificates of deposit. The agreement expired in April 2001. The Company received a weighted-average fixed rate of interest of 6.77% and paid a floating rate of interest based on the monthly LIBOR.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     OFF-BALANCE SHEET ACTIVITIES (CONTINUED)

     INTEREST RATE CAP AGREEMENTS

     The Company has entered into interest rate protection agreements (caps) with a notional amount of $150,000 and $160,000 at December 31, 2001 and 2000, respectively. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements the Company paid premiums for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively "capping" its interest rate cost for the duration of the agreements. Prior to the adoption of SFAS No. 133, the Company accounted for the premiums paid under SFAS No. 80, "Accounting for Futures Contracts", for hedge accounting. Under SFAS No. 80, the premiums paid were amortized on a straight line method over the term of coverage as a prepaid expense. With the adoption of SFAS No. 133, management designates these caps as cash flow hedges. As such, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income.

     Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. The fair value of the cap agreements as of December 31, 2001 was $0. Information pertaining to the rate cap agreements entered into by the Company is as follows:

                                      Years Ended December 31,
                                ------------------------------------
                                   2001         2000          1999
                                -----------  -----------  ----------

     Notional amount             $ 150,000    $ 160,000     $10,000
     Weighted average rate           7.08%        7.02%       6.00%
     Cash received                      34           46           -

     INTEREST RATE FLOORS

     The Company utilizes interest rate protection agreements (floors) to limit the Company's exposure to falling interest rates on its interest sensitive assets. As of December 31, 2001, there were no outstanding interest rate floor agreements. The notional principal amount of the Company's outstanding interest rate floor agreement was $10,000 at December 31, 2000 and 1999. Under these agreements, the Company paid premiums for the right to receive cash flow payments below the predetermined floor rate, based on LIBOR; thus, effectively flooring its interest income for the duration of the agreements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     OFF-BALANCE SHEET ACTIVITIES (CONTINUED)

     INTEREST RATE FLOORS (CONCLUDED)

     Prior to the adoption of SFAS No. 133, the Company accounted for the premiums paid under SFAS No. 80 for hedge accounting. Under SFAS No. 80, the premiums paid were amortized on a straight line method over the term of coverage as a prepaid expense. With the adoption of SFAS No. 133, management designates these floors as cash flow hedges. As such, the interest rate floor is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future interest income.

12.  OTHER COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

     The Company has entered into a five-year employment agreement with its President and Chief Executive Officer and three-year employment agreements with certain executives. The Bank has entered into three-year employment agreements with its President and Chief Executive Officer and certain executives. These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Company and Bank employment agreements renew on a daily and annual basis, respectively. Under certain specified circumstances, the employment agreements require payments for the remaining base salary and incentive compensation payments due to the employee for the remaining term of the agreement and the contributions that would have been made on the employee's behalf to any employee benefit plans of the Company and the Bank for certain reasons other than cause, including a "change in control" as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

     The Bank has also entered into three-year change in control agreements with certain officers, none of whom are covered by an employment agreement. The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a "change in control" as defined in the agreements.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     OTHER COMMITMENTS AND CONTINGENCIES (CONCLUDED)

     LEGAL CLAIMS

     Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, these claims will have no material effect on the Company's consolidated financial position.

13.  MINIMUM REGULATORY CAPITAL REQUIREMENTS

     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONCLUDED)

     The Company's and Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                Minimum
                                                                               to be Well
                                                                            Capitalized Under
                                                       Minimum for Capital  Prompt Corrective
                                          Actual       Adequacy Purposes    Action Provisions
                                     ----------------  ------------------  -------------------
                                       Amount    Ratio   Amount    Ratio    Amount     Ratio
                                     --------  -------  --------  -------   --------  --------

As of December 31, 2001:
------------------------

Total Capital to Risk Weighted Assets
     Company                            $68,973   15.4%    $35,850   8.0%         N/A      N/A
     Bank                               $57,930   13.0%    $35,779   8.0%     $44,724    10.0%

Tier 1 Capital to Risk Weighted Assets
     Company                            $66,272   14.8%    $17,925   4.0%         N/A      N/A
     Bank                               $55,229   12.3%    $17,890   4.0%     $26,835     6.0%

Tier 1 Capital to Average Assets
     Company                            $66,272   10.2%    $26,060   4.0%         N/A      N/A
     Bank                               $55,229    8.5%    $26,016   4.0%     $32,520     5.0%



                                                                                Minimum
                                                                               to be Well
                                                                            Capitalized Under
                                                       Minimum for Capital  Prompt Corrective
                                          Actual       Adequacy Purposes    Action Provisions
                                     ----------------  ------------------  -------------------
                                       Amount    Ratio   Amount    Ratio    Amount     Ratio
                                     --------  -------  --------  -------   --------  --------

As of December 31, 2000:
------------------------

Total Capital to Risk Weighted Assets
     Company                            $71,104   17.7%    $32,067   8.0%         N/A      N/A
     Bank                               $60,815   15.2%    $31,966   8.0%     $39,958    10.0%

Tier 1 Capital to Risk Weighted Assets
     Company                            $68,514   17.1%    $16,034   4.0%         N/A      N/A
     Bank                               $58,225   14.6%    $15,983   4.0%     $23,975     6.0%

Tier 1 Capital to Average Assets
     Company                            $68,514   10.8%    $25,363   4.0%         N/A      N/A
     Bank                               $58,225    9.3%    $25,120   4.0%     $31,400     5.0%


                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

14.  EMPLOYEE BENEFIT PLANS

     DEFINED BENEFIT PLAN

     The Company terminated its defined benefit pension plan effective December 31, 2000. During 2000, the Company recorded a gain of $270 for the curtailment of the plan. The final plan settlement was approved by the IRS in 2001. The final settlement of the plan, including the distribution of all plan assets, is expected in 2002. The plan provided basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association ("SBERA") Pension Plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period, beginning with such employee's date of employment, automatically became a participant in the retirement plan. All participants were fully vested after three years of such service.


                                                          Plan Years Ended October 31,
                                                       --------------------------------
                                                        2001         2000         1999
                                                       --------  -------------  -------
     Change in plan assets:
       Fair value of plan assets at beginning of year      $ 5,716   $ 4,875   $  3,744
       Actual return on plan assets                             60       723        784
       Employer contribution                                     -       339        428
       Benefits paid                                          (727)     (225)      (101)
       Other                                                     -         4         20
                                                           --------  --------  ---------
       Fair value of plan assets at end of year              5,049     5,716      4,875
                                                           --------  --------  ---------

     Change in benefit obligation:
       Benefit obligation at beginning of year               4,278     4,208      4,264
       Service cost                                              -       342        360
       Interest cost                                           304       326        288
       Actuarial loss (gain)                                 1,404      (374)      (623)
       Benefits paid                                          (727)     (225)      (101)
       Plan amendments                                       1,416         -          -
       Curtailment of plan                                  (1,719)        -          -
       Other                                                     -         1         20
                                                           --------  --------  ---------
       Benefit obligation at end of year                     4,956     4,278      4,208
                                                           --------  --------  ---------

     Funded status                                              94     1,438        667
     Deferred gain                                            (738)   (2,386)    (1,752)
     Unrecognized prior service cost                             -        33         38
                                                           --------  --------  ---------
     Accrued pension cost                                  $  (644)  $  (915)  $ (1,047)
                                                           ========  ========  =========


                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     EMPLOYEE BENEFIT PLANS (CONTINUED)

     DEFINED BENEFIT PLAN (CONCLUDED)

     The components of net periodic pension cost are as follows:

                                            Plan Years Ended October 31,
                                           -------------------------------
                                            2001       2000        1999
                                            -----      -----      --------

     Service cost                           $  -       $  342     $ 360
     Interest cost                           304          326       288
     Expected return on plan assets         (229)        (390)     (299)
     Amortization of prior service cost        -            4         4
     Recognized net actuarial gain          (104)         (76)      (29)
     Recognized curtailment gain            (270)           -
                                          -------       -------   ------
                                           $(299)       $ 206     $ 324
                                          =======       ========  ======

     Actuarial assumptions used in accounting were:

                                                         2001     2000     1999
                                                        ------   ------   ------
     Discount rates on benefit obligations               6.75%    7.75%    6.75%
     Rates of increase in compensation levels            4.50     5.50     5.50
     Expected long-term rates of return on plan assets   4.00     8.00     8.00

     Total pension expense for the years ended December 31, 2001, 2000 and 1999 amounted to $0, $191 and $409, respectively.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

     EMPLOYEE BENEFIT PLANS (CONCLUDED)

     DEFINED CONTRIBUTION PLAN

     In addition to the defined benefit plan, the Company has a 401(k) plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve month period, beginning with such employee's date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 15% of their compensation, subject to certain limits based on federal tax laws. The Company makes matching contributions up to 100% of the first 3% of compensation. Beginning in 2001, the Company also began making a contribution of 3% of compensation to all employees with a 401(k) account. Total 401(k) plan expense for the years ended December 31, 2001, 2000 and 1999 amounted to $276, $115 and $84, respectively.

     DIRECTORS' RETIREMENT PLAN

     Under the terms of the plan, directors are eligible to participate in the plan upon election to the Board of Directors and the retirement benefits vest over a 10-year period. The retirement benefit for any plan year is determined by the performance of related insurance contracts, as defined in the plan. The Company paid a one-time premium to the insurer. The amortization of the prepaid premium and the change in the cash surrender value of the life insurance policies are recorded as directors' life insurance expense. Directors' retirement plan expenses for the years ended December 31, 2001, 2000 and 1999 were $41, $37 and $87, respectively.

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company has entered into a Split Dollar Life Insurance Arrangement with its President and Chief Executive Officer intended to provide supplemental retirement benefits. The Company pays the annual premiums and records its share of the cash surrender value in other assets.

     The Company also has a plan to provide benefits to eligible individuals that would have been provided under the ESOP, but were not provided as a result of the limitations imposed by the Internal Revenue Code. The Bank recognized expenses for the plan years ended December 31, 2001 and 2000 were $64 and $72, respectively. There was no expense recognized in 1999.

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.  STOCK-BASED INCENTIVE PLANS AND EMPLOYEES STOCK OWNERSHIP PLAN

     STOCK-BASED INCENTIVE PLANS

     STOCK OPTIONS

     Under the Company's 1999 Stock-Based Incentive and 2001 Stock Option Plans, the Company may grant options to its directors, officers and employees for up to 599,886 and 202,915 shares of common stock, respectively. Both incentive stock options and non-qualified stock options may be granted under the plans. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options granted under the 1999 Stock-Based Incentive Plan vest at 20% per year. Options granted under the 2001 Stock Option Plan vest at the discretion of the Compensation Committee.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                              Years Ended December 31,
                                      ----------------------------------------------
                                           2001            2000            1999
                                      --------------  --------------  --------------
     Net income           As reported   $     4,248     $     4,084    $     1,405
                          Pro forma     $     3,575     $     3,686    $     1,354

     Earnings per share   As reported   $      1.20     $      0.91            N/A
                          Pro forma     $      1.01     $      0.82            N/A

     Earnings per share-  As reported   $      1.14     $      0.90            N/A
       assuming dilution  Pro forma     $      0.96     $      0.81            N/A

                    WORONOCO BANCORP, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     STOCK-BASED INCENTIVE PLANS AND EMPLOYEES STOCK OWNERSHIP PLAN (CONTINUED)

     STOCK-BASED INCENTIVE PLANS (CONTINUED)

     STOCK OPTIONS (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       Years Ended December 31,
                               ------------------------------------------------
                                    2001             2000             1999
                               --------------   --------------   --------------

     Dividend yield                     2.08%            2.10%             0.54%
     Expected life in years                8                9                10
     Expected volatility               18.14%           23.29%            14.86%
     Risk-free interest rate            5.07%            5.12%             6.45%

     A summary of the status of the Company's stock option plan for the years ended December 31, 2001 and 2000 is presented below:

                                                 2001                      2000
                                         --------------------   --------------------
                                                     Weighted              Weighted
                                                     Average               Average
                                                     Exercise              Exercise
                                          Shares      Price      Shares     Price
                                         --------------------   --------------------
     Fixed Options:
       Outstanding at beginning of year   589,408   $     9.75   577,408   $    9.69
       Granted                             20,478        14.75    31,361       10.83
       Exercised                           (3,150)       11.08         -           -
       Forfeited                          (12,041)        9.76   (19,361)       9.69
                                         ---------              ---------
       Outstanding at end of year         594,695   $     9.91   589,408   $    9.75
                                         =========              =========

     Options exercisable at year-end       225,836  $     9.70   111,609   $    9.69
     Weighted-average fair value of
       options granted during the year    $   6.22              $   5.28

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEES STOCK OWNERSHIP
PLAN (CONTINUED)

STOCK-BASED INCENTIVE PLANS (CONTINUED)

STOCK OPTIONS (CONCLUDED)

Information pertaining to stock options outstanding at December 31, 2001 is as follows:

                            Options Oustanding           Options Exercisable
                     ----------------------------------  ---------------------
                                Weighted
                                 Average     Weighted                  Weighted
                                Remaining    Average                   Average
Exercise            Number      Contractual  Exercise      Number      Exercise
 Price           Outstanding       Life       Price      Exercisable    Price
----------------------------------------------------     ----------------------
$ 9.69             545,080      7.8 years     $9.69     221,564          $9.69
  9.69              15,000      8.3 years      9.69       3,000           9.69
 11.88              14,361      8.8 years     11.88       1,272          11.88
 13.50              10,254      9.0 years     13.50           -              -
 16.05              10,000      9.5 years     16.05           -              -

                   -------                              --------
Outstanding at
 end of year       594,695      7.9 years     $9.91     225,836          $9.70
                   =======                              ========

Stock awards

Under the Company's Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 239,954 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the stock awards of $477 in 2001, $477 in 2000 and $82 in 1999.

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEES STOCK OWNERSHIP PLAN (CONTINUED)

STOCK-BASED INCENTIVE PLANS (CONCLUDED)

A summary of the status of the Company's stock awards is presented below:

                                             Year Ended December 31,
                                           --------------------------
                                             2001            2000
                                           ---------       ----------
Balance, beginning of year                   232,060         239,954
   Granted                                     7,894           1,350
   Canceled                                        -          (9,244)
                                           ---------       ----------
Balance, end of year                         239,954         232,060
                                           =========       ==========

Weighted-average fair value of stock awards
   granted during the year                    $17.90          $13.00

EMPLOYEES STOCK OWNERSHIP PLAN

The Company has established an Employees Stock Ownership Plan (the "ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the bank's conversion from mutual to stock ownership, Woronoco Bancorp invested in a subsidiary, WRO Funding Company. WRO Funding Company used the proceeds from the investment to fund a loan to the Woronoco Savings Bank Employee Stock Ownership Plan Trust. The Woronoco Savings Bank Employee Stock Ownership Plan Trust used the proceeds from the loan to purchase 8%, or 479,908 shares, of the Company's outstanding stock in the open market. The loan bears interest equal to 7.75% and provides for quarterly payments of principal and interest

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEES STOCK OWNERSHIP PLAN (CONCLUDED)

EMPLOYEES STOCK OWNERSHIP PLAN (CONCLUDED)

At December 31, 2001, the remaining principal balance is payable as follows:

Years Ending
December 31,
------------

   2002                      $  314
   2003                         339
   2004                         365
   2005                         395
   2006                         426
Thereafter                    1,887
                             ------

                             $3,726
                             =======

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by Eastern Bank and Trust Company ("Trustee"), which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $672, $435 and $403 for the years ended December 31, 2001, 2000 and 1999, respectively.

Shares held by the ESOP include the following:

                                                  December 31,
                                            --------------------------
                                              2001           2000
                                            -----------    -----------

Allocated                                       73,282         39,992
Committed to be released                        43,592         39,992
Unallocated                                    356,332        399,924
                                            ------------   -----------
                                               473,206        479,908
                                            ============   ===========

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares at December 31, 2001 was $6,378.

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

16.    RELATED PARTY TRANSACTIONS

       In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $1,556 and $1,812 at December 31, 2001 and 2000, respectively.

       An analysis of the activity of these loans is as follows:

                                                           Years Ended
                                                           December 31,
                                                        --------------------
                                                         2001       2000
                                                        ---------  ---------
       Balance at beginning of year                       $1,812     $1,573
       Additions                                              57        475
       Repayments                                           (313)      (236)
                                                        ---------  ---------

       Balance at end of year                             $1,556     $1,812
                                                        =========  =========

17.    RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

       Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus on a secured basis. At December 31, 2001 and 2000, the Bank's retained earnings available for the payment of dividends was $35,779 and $31,996, respectively. Funds available for loans or advances by the Bank to the Company amounted to $5,793 and $6,082 at December 31, 2001 and 2000, respectively. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

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

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

             Cash and cash equivalents:  The carrying amounts of cash
             -------------------------
             and short-term instruments approximate fair values.

             Securities available for sale:  Fair values for securities
             -----------------------------
             available for sale are based on quoted market prices.

             Federal Home Loan Bank stock:  The carrying value of
             ----------------------------
             Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank of Boston.

             Loans held for sale:  Fair values for loans held for sale
             -------------------
             approximate their carrying value.

             Loans receivable:  Fair values for performing loans are
             ----------------
             estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using underlying collateral values, where applicable.

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Deposit liabilities:  The fair values of non-certificate accounts
     -------------------
     are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

     Accrued interest:  The carrying amounts of accrued interest
     ----------------
     approximate fair value.

     Off-balance sheet instruments:  Fair values of off-balance-sheet,
     -----------------------------
     credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair values for off-balance-sheet derivative financial instruments, for other-than-trading purposes, are based upon quoted market prices, except in the case of certain options and swaps where pricing models are used.

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

The carrying or notional amounts and estimated fair values of the Company's financial instruments are as follows:

                                                     December 31,
                                   --------------------------------------------
                                             2001                  2000
                                   ---------------------- ---------------------
                                     Carrying     Fair     Carrying     Fair
                                      Amount     Value      Amount     Value
                                    ---------- ---------- ---------- ----------
Financial assets:
  Cash and cash equivalents          $ 27,209   $ 27,209   $ 25,368   $ 25,368
  Securities available for sale       175,708    175,708    176,733    176,733
  Federal Home Loan Bank
    stock                              13,750     13,750     13,750     13,750
  Loans, net                          427,409    431,799    391,286    390,042
  Loans held for sale                       -          -     14,313     14,320
  Accrued interest receivable           3,036      3,036      3,374      3,374

Financial liabilities:
  Deposits                            336,060    337,683    325,255    325,602
  Short-term borrowings                44,041     47,817    136,031    136,067
  Long-term debt                      205,000    209,718    105,000    104,926

Derivative financial instruments:
  Fair value hedge-assets:
    Interest rate swap agreements        (265)      (265)         -        334
  Cash flow hedge-assets:
    Interest rate swap agreements           -          -          -        117
    Interest rate cap agreements            -          -        417         67
    Interest rate floor agreements          -          -         11          -
  Cash flow hedge-liabilities:
    Covered call options                    6          7         25         34

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

19. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

    Following is the quarterly financial information of the Company for 2001 and 2000:

                                                  First Quarter       Second Quarter       Third Quarter     Fourth Quarter
                                              ------------------- -------------------- ------------------- ------------------
                                                2001      2000      2001      2000      2001      2000      2001      2000
                                              --------- --------- --------- --------- --------- --------- --------- ---------
Interest and dividend income                   $10,960    $8,906   $10,513    $9,830   $10,436   $10,480   $10,406   $11,190
Interest expense                                 6,545     4,591     5,799     5,670     5,704     6,496     5,272     7,052
                                              --------- --------- --------- --------- --------- --------- --------- ---------
Net interest and dividend income                 4,415     4,315     4,714     4,160     4,732     3,984     5,134     4,138
Provision for loan losses                            -        20        85        40       110        60         -       180
Gain (loss) on sales, dispositions and
impairment of securities, net                      115       318       228       321       162       323      (112)      415
Gain on sales of loans, net                         70         -         -         -         -         -       715         -
Fees and other income                              994       638       463       741       725       719       812       793
Other expenses                                   3,900     3,641     4,086     3,655     3,877     3,567     4,397     3,512
Income tax expense                                 618       565       427       528       563       454       695       559
Cumulative effect of change in accounting
  principle, net of taxes of $92                  (161)        -         -         -         -         -         -         -
                                              --------- --------- --------- --------- --------- --------- --------- ---------
Net income                                        $915    $1,045      $807      $999    $1,069      $945    $1,457    $1,095
                                              ========= ========= ========= ========= ========= ========= ========= =========

Earnings per share:
  Basic                                          $0.25     $0.20     $0.23     $0.22     $0.30     $0.22     $0.43     $0.29
  Diluted                                        $0.24     $0.20     $0.22     $0.22     $0.29     $0.22     $0.41     $0.28


20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

    Financial information pertaining to Woronoco Bancorp, Inc. is as follows:

                                                                   December 31,
                                                            ---------------------------
BALANCE SHEETS                                                 2001            2000
--------------                                              -----------     -----------
Assets
------
Cash and cash equivalents due from Woronoco Savings Bank     $   3,754       $   5,147
Investment in common stock of Woronoco Savings Bank             58,806          59,328
Investment in common stock of WRO Funding Corporation            5,218           5,022
Other assets                                                     2,165           1,727
                                                            -----------     -----------
    Total assets                                             $  69,943       $  71,224
                                                            ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------
Accrued expenses                                             $      87       $     119
Other liabilities                                                    7             346
                                                            -----------     -----------
  Total liabilities                                                 94             465
Stockholders' equity                                            69,849          70,759
                                                            -----------     -----------
    Total liabilities and stockholders' equity               $  69,943       $  71,224
                                                            ===========     ===========

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                            (DOLLARS IN THOUSANDS)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
(continued)

                                                                              Years Ended December 31,
                                                                          ----------------------------------
STATEMENTS OF INCOME                                                        2001         2000         1999
--------------------                                                      --------   ----------   ----------
Income:
  Dividends from Woronoco Savings Bank                                     $7,398     $  3,686     $  3,275
  Interest on investments                                                       -          406          201
  Miscellaneous income                                                          -            -            8
                                                                          --------   ----------   ----------
    Total income                                                            7,398        4,092        3,484
Operating expenses:
  Charitable contributions                                                      -            -        4,444
  Other                                                                       479          522          352
                                                                          --------   ----------   ----------
    Total operating expenses                                                  479          522        4,796
Income (loss) before income taxes and equity in
  undistributed net income (loss) of subsidiaries                           6,919        3,570       (1,312)
Applicable income tax benefit                                                (163)         (36)      (1,549)
                                                                          --------   ----------   ----------
Income before equity in undistributed net income (loss) of subsidiaries     7,082        3,606          237
Equity in undistributed net income (loss) of Woronoco Savings Bank         (3,029)         223        1,010
Equity in undistributed net income of WRO Funding Corporation                 195          255          158
                                                                          --------   ----------   ----------
Net income                                                                 $4,248     $  4,084     $  1,405
                                                                          ========   ==========   ==========

                   WORONOCO BANCORP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

         CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONCLUDED)


                                                                                Years Ended December 31,
                                                                          ----------------------------------------
STATEMENTS OF CASH FLOWS                                                    2001           2000             1999
------------------------                                                  --------      ----------      ----------

Cash flows from operating activities:
  Net income                                                               $4,248        $  4,084        $  1,405
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed net loss (income) of Woronoco Savings Bank    3,029            (223)         (1,010)
      Equity in undistributed net income of WRO Funding Corporation          (195)           (255)           (158)
      Charitable contribution in the form of Woronoco
        Bancorp, Inc. common stock                                              -               -           4,444
      Deferred tax benefit                                                      -               -          (1,511)
      Other, net                                                             (469)            318            (488)
                                                                          --------      ----------      ----------
        Net cash provided by operating activities                           6,613           3,924           2,682
                                                                          --------      ----------      ----------

Cash flows from investing activities:
  Investment in Woronoco Savings Bank                                        (128)            (99)        (26,754)
  Investment in WRO Funding Corporation                                         -               -          (4,609)
  Other, net                                                                    -               -              73
                                                                          --------      ----------      ----------
        Net cash used in investing activities                                (128)            (99)        (31,290)
                                                                          --------      ----------      ----------

Cash flows from financing activities
  Proceeds from issuance of common stock                                        -               -          53,482
  Payments to acquire common stock                                         (6,795)        (18,052)         (1,790)
  Proceeds from reissuance of treasury stock                                   35               -               -
  Payments to purchase common stock for Company's
    stock award plan                                                            -               -          (2,472)
  Dividends paid                                                           (1,118)         (1,003)           (235)
                                                                          --------      ----------      ----------
        Net cash (used in) provided by financing activities                (7,878)        (19,055)         48,985
                                                                          --------      ----------      ----------

Net (decrease) increase in cash and cash equivalents                       (1,393)        (15,230)         20,377

Cash and cash equivalents at beginning of year                              5,147          20,377               -

                                                                          --------      ----------      ----------
Cash and cash equivalents at end of year                                   $3,754        $  5,147        $ 20,377
                                                                          ========      ==========      ==========

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the caption "Proposal 1 - Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2002.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

     The response to this Item is contained in the discussion under the captions "Executive Compensation" (excluding the Executive Compensation Committee Report and Stock Performance Graph) and "Directors' Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2002, which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The response to this Item is contained in the discussion under the caption "Stock Ownership" contained in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2002, which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The response to this Item is contained in the discussion under the caption "Transactions With Management" contained in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2002, which is incorporated by reference herein.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.
----------------------------------------------------------------------------

(a)  1.       Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-            Independent Auditors' Report
-            Consolidated Balance Sheets at December 31, 2001 and 2000
- Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
- Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
- Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
-            Notes to Consolidated Financial Statements

(a)  2.       Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K filed during the last quarter of 2001

On December 3, 2001, Woronoco Bancorp, Inc filed a Form 8-K in which it announced that the Bank had completed its acquisition of Keyes & Mattson Insurance Agency, Inc. The Bank merged the agency with its existing subsidiary Agan Insurance Agency, Inc. The new agency is operating under the name Keyes, Mattson & Agan Insurance Agency, Inc. and is a wholly owned insurance subsidiary of Woronoco Savings Bank. A press release announcing the acquisition was filed by exhibit.

On November 2, 2001, Woronoco Bancorp, Inc. filed a Form 8-K in which it announced that the Company had completed its purchase of a total of 415,446 shares of the Company's common stock and announced its intention to repurchase up to 373,952, or 10% of the Company's outstanding common stock. A press release announcing the stock repurchase was filed by exhibit.

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
-------
  3.1        Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
  3.2        Amended Bylaws of Woronoco Bancorp, Inc. (2)
  4.0        0Stock Certificate of Woronoco Bancorp, Inc. (1)
 10.1        Woronoco Bancorp, Inc. 1999 Stock Based Incentive Plan (3)
 10.2        Woronoco Bancorp, Inc. 2001 Stock Option Plan (4)
 10.3        Employment Agreement between Woronoco Bancorp, Inc. and Cornelius
             D. Mahoney (5)
 10.4        Employment Agreement between Woronoco Savings Bank and Cornelius D.
             Mahoney (5)
 10.5        Employment Agreement between Woronoco Bancorp, Inc. and Agostino J.
             Calheno (6)
 10.6        Employment Agreement between Woronoco Savings Bank and Agostino J.
             Calheno (6)
 10.7        Employment Agreement between Woronoco Bancorp, Inc. and Debra L.
             Murphy (6)
 10.8        Employment Agreement between Woronoco Savings Bank and Debra L.
             Murphy (6)
 10.9        Woronoco Savings Bank Supplemental Executive Retirement Plan
             (1)
 10.10       Woronoco Savings Bank Employee Severance Compensation Plan
             (1)
 10.11 Change in Control Agreement between Woronoco Savings Bank and Robert W. Thomas
 11.0        Statement Re: Computation of Per Share Earnings
 21.0        Subsidiaries Information Incorporated Herein By Reference to Part 1
             - Subsidiaries
 23.0        Consent of Wolf & Company, P.C.
     ------------------------------
    (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
    (2) Incorporated by reference into this document from the Exhibit filed with the Form 10-Q on November 14, 2001.
    (3) Incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Shareholders filed on March 20, 2000.
    (4) Incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders filed on March 12, 2001.
    (5) Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on May 15, 2001.
    (6) Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on May 14, 1999.

CONFORMED
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woronoco Bancorp, Inc.

By:  /s/ Cornelius D. Mahoney                                     March 18, 2002
     --------------------------
     Cornelius D. Mahoney
     Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Name                    Title                                   Date
     ----                    -----                                   ----

/s/Cornelius D. Mahoney      Chairman of the Board, President     March 18, 2002
-----------------------      and Chief Executive Officer
Cornelius D. Mahoney         (principal executive officer)


/s/Debra L. Murphy           Executive Vice President and Chief   March 18, 2002
------------------           Financial Officer
Debra L. Murphy              (principal accounting and
                             financial officer)

/s/James A. Adams            Director                             March 18, 2002
------------------------
James A. Adams

/s/William G. Aiken          Director                             March 18, 2002
------------------------
William G. Aiken

/s/Francis J. Ehrhardt       Director                             March 18, 2002
------------------------
Francis J. Ehrhardt

/s/Joseph M. Houser, Jr.     Director                             March 18, 2002
------------------------
Joseph M. Houser, Jr.

/s/Joseph P. Keenan          Director                             March 18, 2002
------------------------
Joseph P. Keenan

/s/Carmen J. Mascaro         Director                             March 18, 2002
------------------------
Carmen J. Mascaro

/s/Richard L. Pomeroy        Director                             March 18, 2002
------------------------
Richard L. Pomeroy

/s/Norman H. Storey          Director                             March 18, 2002
------------------------
Norman H. Storey

/s/Ann V. Schultz            Director                             March 18, 2002
------------------------
Ann V. Schultz

/s/D. Jeffrey Templeton      Director                             March 18, 2002
------------------------
D. Jeffrey Templeton