Form 10-Q
period 2002-03-31
WORONOCO BANCORP INC
filed 2002-05-15
CIK 1072886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-14671

                             WORONOCO BANCORP, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


Delaware                                                                               04-3444269
-------------------------------------------------------------------------------------------------

(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer
                                                                              Identification No.)

31 Court Street, Westfield, Massachusetts                                                   01085
-------------------------------------------------------------------------------------------------

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

      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

     The issuer had 3,715,216 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2002.

                             WORONOCO BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at
          March 31, 2002 and December 31, 2001. ..........................................................    1

          Consolidated Income Statements for the Three
          Months Ended March 31, 2002 and 2001 ...........................................................    2

          Consolidated Statements of Changes in Stockholders' Equity
          for the Three Months Ended March 31, 2002 and 2001 .............................................    3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2002 and 2001 .....................................................    4

          Notes to Unaudited Consolidated Financial Statements ...........................................    5

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................................................    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .....................................   24

PART II:   OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................................................   25
Item 2.   Changes in Securities and Use of Proceeds ......................................................   25
Item 3.   Defaults Upon Senior Securities ................................................................   25
Item 4.   Submission of Matters to a Vote of Security Holders ............................................   25
Item 5.   Other Information ..............................................................................   25
Item 6.   Exhibits and Reports on Form 8-K ...............................................................   25

SIGNATURES ...............................................................................................   26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                  Unaudited
                                                                                  March 31,      December 31,
Assets                                                                               2002            2001
                                                                                ------------    -------------
Cash and due from banks                                                             $ 15,522        $  19,883
Interest-bearing balances                                                              1,233            7,326
Federal funds sold                                                                    10,500                -
                                                                                ------------    -------------
         Total cash and cash equivalents                                              27,255           27,209

Securities available for sale, at fair value                                         189,008          175,708
Federal Home Loan Bank stock, at cost                                                 13,795           13,750
Loans, net of allowance for loan losses ($2,797 at
   March 31, 2002 and $2,701 at December 31, 2001)                                   440,939          427,409
Other real estate owned, net                                                               3                -
Premises and equipment, net                                                           10,933           11,172
Accrued interest receivable                                                            3,824            3,036
Goodwill and other intangible assets, net                                              1,910            1,923
Net deferred tax asset                                                                 1,677            1,362
Cash surrender value of life insurance                                                 2,464            2,412
Other assets                                                                           2,592            4,025
                                                                                ------------    -------------
         Total assets                                                              $ 694,400        $ 668,006
                                                                                ============    =============

Liabilities and Stockholders' Equity

Deposits                                                                           $ 374,615        $ 336,060
Short-term borrowings                                                                 28,225           44,041
Long-term debt                                                                       215,000          205,000
Mortgagors' escrow accounts                                                            1,789            1,130
Accrued expenses and other liabilities                                                 4,834           11,926
                                                                                ------------    -------------
         Total liabilities                                                           624,463          598,157
                                                                                ------------    -------------

Commitments and contingencies

Stockholders' Equity:
    Preferred stock ($.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding)                                        -                -
    Common stock ($.01 par value; 16,000,000 shares authorized;
      shares issued: 5,998,860 at March 31, 2002 and December 31,
      2001; shares outstanding: 3,715,136 at March 31, 2002 and
      3,737,268 at December 31, 2001)                                                     60               60
    Additional paid-in capital                                                        58,389           58,292
    Unearned compensation                                                             (4,611)          (4,834)
    Retained earnings                                                                 42,146           41,441
    Accumulated other comprehensive income - net unrealized
      gain on securities available-for-sale, net of tax effects                        1,004            1,497
    Treasury stock, at cost (2,283,724 shares at March 31, 2002
      and 2,261,592 shares at December 31, 2001)                                     (27,051)         (26,607)
                                                                                ------------    -------------
         Total stockholders' equity                                                   69,937           69,849
                                                                                ------------    -------------
         Total liabilities and stockholders' equity                                $ 694,400        $ 668,006
                                                                                ============    =============

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                     (In Thousands Except Per Share Amounts)

                                                                                  Unaudited
                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                            2002            2001
                                                                       -------------    -------------
Interest and dividend income:
    Interest and fees on loans                                         $       7,254    $      7,441
    Interest and dividends on securities:
      Interest                                                                 2,175           2,419
      Dividends                                                                  717             820
    Interest on federal funds sold                                                30             161
    Other interest income                                                         16             119
                                                                       -------------    ------------
          Total interest and dividend income                                  10,192          10,960
                                                                       -------------    ------------

Interest expense:
    Interest on deposits                                                       2,013           2,970
    Interest on borrowings                                                     3,120           3,575
                                                                       -------------    ------------
          Total interest expense                                               5,133           6,545
                                                                       -------------    ------------

Net interest income                                                            5,059           4,415
Provision for loan losses                                                        109               -
                                                                       -------------    ------------

Net interest income, after provision for loan losses                           4,950           4,415
                                                                       -------------    ------------

Other income:
    Fee income                                                                   585             573
    Insurance commissions                                                        134             131
    Gain on sales and disposition of securities, net                             154             115
    Gain on sales of loans, net                                                    -              70
    (Loss) gain on derivative instruments and hedging activities                  (2)            242
    Other income                                                                  13              48
                                                                       -------------    ------------
          Total other income                                                     884           1,179
                                                                       -------------    ------------

Other expenses:
    Salaries and employee benefits                                             2,430           2,006
    Occupancy and equipment                                                      552             561
    Marketing                                                                    168             150
    Professional services                                                        231             236
    Data processing                                                              239             227
    Other general and administrative                                             712             720
                                                                       -------------    ------------
          Total other expenses                                                 4,332           3,900
                                                                       -------------    ------------

Income before income tax expense                                               1,502           1,694
Income tax expense                                                               426             618

                                                                       -------------    ------------
Net income before cumulative effect of change in
   accounting principle                                                        1,076           1,076
Cumulative effect of change in accounting principle,
   net of tax benefit of $92                                                       -            (161)
                                                                       -------------    ------------
          Net income                                                   $       1,076    $        915
                                                                       =============    ============

Earnings per share:
     Basic                                                             $        0.32    $       0.25
     Diluted                                                           $        0.30    $       0.24

Weighted average shares outstanding:
     Basic                                                                 3,369,022       3,689,671
     Diluted                                                               3,618,990       3,853,577

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                                                  Accumulated
                                                            Additional                               Other
                                                   Common    Paid-in      Unearned     Retained  Comprehensive  Treasury
                                                   Stock     Capital    Compensation   Earnings     Income        Stock     Total
                                                  -------- ----------- -------------- ---------- ------------- ---------- ---------
Balance at December 31, 2001                       $   60   $  58,292    $   (4,834)   $ 41,441    $   1,497   $ (26,607) $  69,849
                                                                                                                          ---------

Comprehensive income:
Net income                                              -           -             -       1,076            -           -      1,076
Change in net unrealized gain on securities
   available for sale, net of reclassification
   adjustment and tax effects                           -           -             -           -         (493)          -       (493)
                                                                                                                          ---------
           Total comprehensive income                                                                                           583
                                                                                                                          ---------

Decrease in unearned compensation                       -          92           223           -            -           -        315

Adjustment for tax benefit related to vesting
    of stock awards and stock option exercises          -          10             -           -            -           -         10

Treasury stock reissued in connection with
    Company's stock-based incentive plan (3,768
    shares)                                             -          (5)            -           -            -          44         39

Cash dividends declared                                 -           -             -        (371)           -           -       (371)

Treasury stock purchased (25,900 shares)                -           -             -           -            -        (488)      (488)
                                                  -------   ---------    ----------    --------    ---------   ---------  ---------

Balance at March 31, 2002                         $    60   $  58,389    $   (4,611)   $ 42,146    $   1,004   $ (27,051) $  69,937
                                                  =======   =========    ==========    ========    =========   =========  =========


Balance at December 31, 2000                      $    60   $  57,954    $   (5,742)   $ 38,311    $     365   $ (20,189) $  70,759
                                                                                                                           ---------

Comprehensive income:
Net income                                              -           -             -         915            -           -        915
Change in net unrealized loss on securities
   available for sale, net of reclassification
   adjustment and tax effects                           -           -             -           -        1,297           -      1,297
                                                                                                                          ---------
           Total comprehensive income                                                                                         2,212
                                                                                                                          ---------

Decrease in unearned compensation                       -          46           215           -            -           -        261

Cash dividends declared                                 -           -             -        (280)           -           -       (280)

Treasury stock purchased (207,446 shares)               -           -             -           -            -      (3,050)    (3,050)
                                                  -------   ---------    ----------    --------    ---------   ---------  ---------

Balance at March 31, 2001                         $    60   $  58,000    $   (5,527)   $ 38,946    $   1,662   $ (23,239) $  69,902
                                                  =======   =========    ==========    ========    =========   =========  =========

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended March 31,
                                                                                     2002                2001
                                                                                --------------     ---------------
                                                                                           (In thousands)
Cash flows from operating activities:
    Net income                                                                     $   1,076           $     915
    Adjustments to reconcile net income to net cash (used)
       provided by operating activities:
          Provision for loan losses                                                      109                   -
          Net amortization (accretion) of investments                                    102                 (20)
          Depreciation and amortization                                                  274                 230
          Amortization of goodwill and other intangible assets                            13                  20
          Employee stock ownership plan expense                                          191                 142
          Stock-based incentive plan expense                                             124                 119
          Gain on sales and disposition of securities, net                              (154)               (115)
          Gain on sale of other real estate owned                                          -                  (4)
          Gain on sales of loans, net                                                      -                 (70)
          Proceeds from sale of loans held for sale                                        -              14,383
          Changes in operating assets and liabilities:
               Accrued interest receivable                                              (788)                 86
               Accrued expenses and other liabilities                                 (7,082)                415
               Other, net                                                              1,379                  95
                                                                                   ---------           ---------
                 Net cash (used) provided by operating activities                     (4,756)             16,196
                                                                                   ---------           ---------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                               1,792                 540
    Purchases of securities available for sale                                       (25,497)             (1,486)
    Principal payments on mortgage-backed securities                                   9,651               4,059
    Purchases of Federal Home Loan Bank stock                                            (45)                  -
    Loans originations and principal collections, net                                (13,642)                755
    Additions to premises and equipment                                                  (35)               (327)
    Proceeds from sales of foreclosed real estate                                          -                  65
                                                                                   ---------           ---------
                 Net cash (used) provided by investing activities                    (27,776)              3,606
                                                                                   ---------           ---------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                               38,555                (423)
    Net (decrease) increase in short-term borrowings                                 (15,816)            (65,948)
    Proceeds from issuance of long-term debt                                          10,000              50,000
    Net increase in mortgagors' escrow accounts                                          659                 783
    Cash dividends paid                                                                 (371)               (280)
    Treasury stock purchased                                                            (488)             (2,808)
    Reissuance of treasury stock in connection with stock option exercises                39                   -
                                                                                   ---------           ---------
                 Net cash provided (used) by financing activities                     32,578             (18,676)
                                                                                   ---------           ---------

Net increase in cash and cash equivalents                                                 46               1,126

Cash and cash equivalents at beginning of period                                      27,209              25,368

                                                                                   ---------           ---------
Cash and cash equivalents at end of period                                         $  27,255           $  26,494
                                                                                   =========           =========

Supplemental cash flow information:
    Interest paid on deposits                                                      $   2,360           $   3,206
    Interest paid on borrowings                                                        3,080               3,601
    Income taxes paid                                                                    527                 264
    Transfer from loans to other real estate owned                                         3                   -
    Trade date accounting for share repurchases                                            -                 242

See accompanying notes to unaudited consolidated financial statements

                     WORONOCO BANCORP, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                At and for the Three Months Ended March 31, 2002

1.   Unaudited Consolidated Financial Statements
The Unaudited Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the "Company") included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission Form 10-K and accompanying Notes to the Consolidated Financial Statements (the "Form 10-K") filed by the Company for the year ended December 31, 2001. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2.   New Accounting Pronouncements
On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. As a result of the adoption of this statement, the Company no longer recognizes goodwill amortization of $6,458 each month. SFAS No. 142 also subjects goodwill to at least an annual assessment for impairment by applying a fair value based test. The Company is currently in the process of evaluating goodwill for impairment. The evaluation process should be completed by June 30, 2002 and is not expected to have a material effect on the financial statements. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as a hedging instrument. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For derivatives not designated as hedging instruments, changes in fair value will be recognized in net income in the period of change.

As part of the interest rate risk management process, the Company has interest rate swap agreements with a notional amount of $30 million at March 31, 2002. These swap agreements are used to hedge a portfolio of brokered certificates of deposit. All of the swaps are designated as a fair value hedge since they are used to convert the cost of the certificates of deposit from a fixed to variable rate. Since the hedge relationship is estimated to be 100 percent effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there will be no impact on the statement of income or on comprehensive income. The application of SFAS No. 133 results in the grossing up of the balance sheet to reflect the swap and the certificates of deposit at fair value. At March 31, 2002 the fair value loss for these swap agreements was approximately $394,338. Under SFAS No. 133, the Company has recognized a swap liability of $394,338 and a decrease in brokered deposits by the same amount.

The Company also has interest rate protection agreements (caps) with a notional amount of $150 million at March 31, 2002. These caps are used to limit the Company's exposure to rising interest rates on its borrowings. Under these agreements, the Company paid premiums of $480,000 for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively "capping" its interest rate cost for the duration of the agreements. In accordance with SFAS No. 133, management designates these caps as cash-flow hedges. As such, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. During the first quarter of 2002, the interest rate caps did not impact the Company's earnings.

The Company has written call options for stocks held in its portfolio or that are purchased simultaneous to the sale of the option. The Company receives a premium for selling the call and may be obligated to sell the underlying stock if the strike price is reached. The call premium is classified as a liability until the option expires. If the strike price for the stock is reached, the Company may be required to sell the stock to the option holder. The Company would record a gain on the sale of the stock, including the option premium. Should the strike price not be reached, the option holder would not exercise the option to purchase the stock and the Company would record the premium as ordinary income. The Company uses call options to enhance the short-term earnings of its equity portfolio. In accordance with SFAS No. 133, management designates these call options as cash-flow hedges. For a qualifying cash flow hedge, a call option will be carried on the balance sheet at fair value with the time and option volatility value changes reflected in the current statement of income. During the first quarter of 2002, the Company recognized a fair value loss of $1,969.

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

                                                              Unaudited
                                                     Three Months Ended March 31,
                                                       2002                2001
                                                  -------------       -------------
Net income                                        $       1,076       $         915
                                                  =============       =============

Weighted average shares outstanding:
   Weighted average shares outstanding                5,998,860           5,998,860
   Less: unearned ESOP shares                          (356,218)           (399,813)
   Less: treasury shares                             (2,273,620)         (1,909,376)
                                                  -------------       -------------
    Basic                                             3,369,022           3,689,671
          Effect of dilutive stock options              249,968             163,906
                                                  -------------       -------------
    Diluted                                           3,618,990           3,853,577
                                                  =============       =============

Net income per share:
   Basic                                          $        0.32       $        0.25
   Diluted                                        $        0.30       $        0.24


4.   Dividends
On April 18, 2002, the Company declared a cash dividend of $0.115 per share payable on May 30, 2002 to shareholders of record as of the close of business on May 8, 2002.

5.   Loan commitments
Outstanding loan commitments totaled $22.4 million at March 31, 2002 compared to $27.0 million at December 31, 2001. At March 31, 2002 and December 31, 2001, the Company had no commitments to purchase loans.

6.   Subsequent events
As a result of IRS approval of the termination of the Bank's defined benefit pension plan, all plan assets were distributed to participants on April 5, 2002. The Company will recognize a gain of approximately $645,000 in the second quarter of 2002 related to the pension termination.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2002 and 2001, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by applicable law and regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets expanded $26.4 million, or 4.0%, to $694.4 million at March 31, 2002 compared to $668.0 million at December 31, 2001 primarily due to purchases of available-for-sale securities totaling $25.5 million and an increase of $13.5 million in net loans, partially offset by mortgage-backed securities principal payments aggregating $9.7 million. Total net loans rose 3.2% to $440.9 million at March 31, 2002 from $427.4 million at December 31, 2001 reflecting strong loan originations offset by prepayments and amortization of the existing portfolio. Fed funds sold balances were $10.5 million at March 31, 2002 compared to zero at December 31, 2001 due to a change in strategy in 2002 to sell funds accumulated in FHLB interest-bearing accounts to earn a superior return. Interest-bearing balances declined $6.1 million to $1.2 million at March 31, 2002 primarily reflecting the sale of balances in FHLB interest-bearing accounts in the fed funds market, partially offset by deposits of principal payments on mortgage-backed securities received in the first quarter of 2002.

Balance sheet growth was primarily funded by deposit balances, which rose $38.5 million, or 11.5%, to $374.6 million at March 31, 2002 compared to $336.1 million at December 31, 2001. Total short-term borrowings declined $15.8 million to $28.2 million at March 31, 2002 from $44.0 million at December 31, 2001 mainly resulting from the use of proceeds from the issuance of brokered certificates of deposit to payoff maturing FHLB advances. Long-term debt increased $10.0 million to $215 million as the Company extended the terms of certain FHLB advances. Accrued expenses and other liabilities fell $7.1 million to $4.8 million at March 31, 2002 principally attributable to the settlement of several investment security purchases which were accounted for a on trade-date basis in December 2001. Total stockholders' equity was $69.9 million at March 31, 2002 compared to $69.8 million at December 31, 2001 primarily due to net income of $1.1 million offset by a decrease in net unrealized gain on securities available for sale of $493,000 and stock repurchases totaling $488,000.

Investments
At March 31, 2002, the Company's securities portfolio totaled $189.0 million, or 27.2% of assets, all of which was categorized as available-for-sale. The following table sets forth information regarding the amortized cost and market values of the Company's investment securities.

                                                               March 31, 2002             December 31, 2001
                                                         ---------------------------  ---------------------------
                                                          Amortized        Fair        Amortized        Fair
                                                             Cost          Value         Cost           Value
                                                         ------------  -------------  ------------  -------------
                                                                                (In Thousands)
Available-for-sale securities:
      Equity securities:
         Preferred stocks                                   $  4,288       $  4,240      $  4,116       $  4,147
         Common stocks                                        12,331         12,639        12,490         12,289
         Trust preferred stocks                               19,605         19,545        19,600         19,586
                                                         -----------   ------------   -----------   ------------
            Total equity securities                           36,224         36,424        36,206         36,022
                                                         -----------   ------------   -----------   ------------
      Debt securities:
         Mortgage-backed:
            Freddie Mac                                       16,639         17,157        19,689         20,323
            Fannie Mae                                        54,550         56,828        58,771         61,299
            Ginnie Mae                                        24,856         24,584        27,015         26,868
            REMICS                                             5,205          5,429         5,438          5,405
                                                         -----------   ------------   -----------   ------------
                Total mortgage-backed
                   securities                                101,250        103,998       110,913        113,895
                                                         -----------   ------------   -----------   ------------
         Other:
            U.S. agency                                       28,572         28,177         7,944          8,393
            Municipal bonds                                   21,463         20,409        18,340         17,398
                                                         -----------   ------------   -----------   ------------
                Total other debt securities                   50,035         48,586        26,284         25,791
                                                         -----------   ------------   -----------   ------------
                Total debt securities                        151,285        152,584       137,197        139,686
                                                         -----------   ------------   -----------   ------------
                Total available-for-sale securities         $187,509       $189,008      $173,403       $175,708
                                                         ===========   ============   ===========   ============

Securities available for sale balances increased $13.3 million, or 7.6%, primarily due to purchases of agency and municipal securities totaling $20.6 million and $3.1 million, respectively. These purchases were offset to some extent by mortgage-backed security principal payments of $9.7 million.

Lending Activities
At March 31, 2002, the Company's gross loan portfolio was $440.9 million, or 63.5%, of total assets. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the respective portfolio.

                                                           March 31, 2002                       December 31, 2001
                                                  -------------------------------        ------------------------------
                                                                       Percent                                Percent
                                                    Amount             of Total            Amount            of Total
                                                  ----------         ------------        ----------        ------------
                                                                             (Dollars In Thousands)
Real estate loans
    One- to four-family                            $ 254,919            56.03%           $ 245,990             55.62%
    Multi-family                                      33,123             7.28%              33,821              7.65%
    Commercial                                        45,277             9.95%              36,221              8.19%
    Construction and development                      14,384             3.16%              16,145              3.65%
                                                   ---------          -------            ---------           -------
          Total real estate loans                    347,703            76.42%             332,177             75.11%
                                                   ---------          -------            ---------           -------

Consumer loans
    Home equity loans                                 82,444            18.12%              84,117             19.02%
    Automobile                                        10,961             2.41%              12,174              2.75%
    Other                                              2,949             0.65%               3,382              0.76%
                                                   ---------          -------            ---------           -------
          Total consumer loans                        96,354            21.18%              99,673             22.53%
                                                   ---------          -------            ---------           -------

Commercial loans                                      10,925             2.40%              10,447              2.36%
                                                   ---------          -------            ---------           -------
          Total loans                                454,982           100.00%             442,297            100.00%
                                                                      =======                                =======

Less:
    Unadvanced loan funds (1)                        (12,050)                              (13,070)
    Deferred loan origination costs                      804                                   883
    Allowance for loan losses                         (2,797)                               (2,701)
                                                   ---------                             ---------
          Net loans                                $ 440,939                             $ 427,409
                                                   =========                             =========

(1) Includes committed but unadvanced loan amounts.

Loan originations totaled $39.9 million in the first quarter of 2002 contributing to growth in gross loans of $12.7 million, or 2.9%. The continued strength in the Company's level of loan closings was due to several factors including promotional and sales activities, a strong housing market, a favorable interest rate environment and a stable local economy. Other factors affecting the Company's outstanding gross loan balances were advances on commercial construction lines and prepayments and amortization of the existing portfolio.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

                                                March 31,        December 31,
                                                  2002               2001
                                              ------------       ------------
                                                   (Dollars in Thousands)

Nonaccruing loans:
    Real estate:
       One- to four- family                   $        512       $        243
    Home equity loans                                    -                 11
    Other consumer                                       -                290
    Commercial loans                                    12                 12
                                              ------------       ------------
       Total                                           524                556
Other real estate owned, net (1)                         3                  -
                                              ------------       ------------
    Total non-performing assets                        527                556
Troubled debt restructurings                             -                  -
                                              ------------       ------------
Troubled debt restructurings and
    total non-performing assets               $        527       $        556
                                              ============       ============
Total non-performing loans and
    troubled debt restructurings as a
    percentage of total loans (2) (3)                 0.12%              0.13%
Total non-performing assets and
    troubled debt restructurings as a
    percentage of total assets (3)                    0.08%              0.08%

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

During the three months ended March 31, 2002, the Company used the proceeds from the liquidation of stock collateral to payoff in full two consumer non-accrual loans totaling $290,000.

Allowance for Loan Losses

Management prepares a loan loss sufficiency analysis on a quarterly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio, historical loan loss experience and other relevant factors. This analysis is compared to actual losses, peer group data, economic trends and conditions. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations.

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

The specific allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with SFAS No.
114. In accordance with SFAS No. 114 the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Impairment can be measured based on present value of the expected future principal and interest cash flows discounted at the loan's effective interest rate or the Company may measure impairment based on a loan's observable market price or the fair market value of the collateral, if the loan is collateral dependent. Larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential real estate mortgages, home equity loans and consumer and installment loans are not included within the scope of SFAS No. 114.

The general allowance is calculated by applying reserve percentages to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter management prepares an allowance for loan losses summary work sheet in which the loan portfolio is categorized by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the formula allowance. Reserve percentages are assigned to each category based on the Company's assessment of each category's inherent risk. In determining the reserve percentages to apply to each loan category, management considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Reserve percentages may be adjusted for qualitative factors that, in management's judgement, affect the collectability of the portfolio as of the evaluation date. Classified loan loss factors are derived from loss percentages utilized by banking regulators for similarly graded loans. Reserve percentages of 5%, 15% and 50% are applied to the outstanding balance of loans internally classified special mention, substandard and doubtful, respectively.

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

The Company's methodologies include several factors that are intended to reduce the difference between estimated and actual losses. The reserve percentages that are used to establish the allowance for current performing loans are designed to be self-correcting by taking into account changes in loan classification, loan concentrations and loan volumes and by permitting adjustments based on management's judgements of qualitative factors as of the evaluation date. Similarly, by basing the current performing loan reserve percentages on loss experience over the prior three years, the methodology is designed to take the Company's recent loss experience into account.

The Company's allowance methodology has been applied on a consistent basis. Based on this methodology, it believes that it has established and maintained the allowance for loan losses at adequate levels. However, future adjustments to the allowance for loan losses may be necessary if economic, real estate and other conditions differ substantially from the current operating environment, resulting in estimated and actual losses differing substantially.

The Company determines the classification of its assets and the amount of its valuation allowances. These determinations can be reviewed by the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks for the Massachusetts Department of Banking, which can order the establishment of additional allocated or general loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings. Although management believes that adequate allocated and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of allocated and general loan loss allowances may become necessary.

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

                                                         At or for the Three Months
                                                               Ended March 31,
                                                       -------------------------------
                                                            2002              2001
                                                       --------------   --------------
                                                           (Dollars in Thousands)
Allowance for loan losses, beginning of period          $     2,701       $     2,590

Charged-off loans:
  Real estate                                                     -                 -
  Consumer                                                       25                21
                                                        -----------       -----------
    Total charged-off loans                                      25                21
                                                        -----------       -----------
Recoveries on loans previously charged-off:
  Real estate                                                     7                 -
  Consumer                                                        5                 7
                                                        -----------       -----------
    Total recoveries                                             12                 7
                                                        -----------       -----------
Net loans charged off                                            13                14
Provision for loan losses                                       109                 -
                                                        -----------       -----------
Allowance for loan losses, end of period                $     2,797       $     2,576
                                                        ===========       ===========
Net loans charged-off to average
   interest-earning loans                                      0.01%             0.01%
Allowance for loan losses to total loans (1)                   0.63%             0.66%
Allowance for loan losses to non-performing
   loans and troubled debt restructurings (2)                533.78%           690.62%
Net loans charged-off to allowance for loan losses             1.86%             2.17%
Recoveries to charge-offs                                     48.00%            33.33%

(1) Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.

(2) Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits

The following table sets forth the distribution of deposit accounts for the periods indicated.

                                            March 31, 2002                  December 31, 2001
                                    ----------------------------       --------------------------
                                                      Percent                          Percent
                                                      of Total                         of Total
                                      Balance         Deposits           Balance       Deposits
                                    -------------   ------------       ------------  ------------
                                                      (Dollars In Thousands)
Demand deposits                         $ 20,445           5.46%         $  20,077          5.97%
Savings                                   76,218          20.35%            71,490         21.27%
Money market                              37,848          10.10%            34,289         10.20%
NOW                                       66,048          17.63%            63,426         18.87%
Brokered deposits                         52,243          13.95%            29,630          8.82%
Certificates of deposit                  121,813          32.51%           117,148         34.87%
                                    ------------    -----------        -----------   -----------
    Total deposits                      $374,615         100.00%         $ 336,060        100.00%
                                    ============    ===========        ===========   ===========

Core deposits, which excludes brokered deposits and certificates of deposit, increased $11.3 million, or 6.0%, to $200.6 million at March 31, 2002 from $189.3 million at December 31, 2001. The strong growth in core deposit balances reflects aggressive marketing efforts. Brokered deposits grew $22.6 million to $52.2 million at March 31, 2002 resulting from the issuance of new certificates of deposit. The Company utilizes brokered certificates of deposit to support asset growth when such instruments bear an attractive rate as compared to alternative funding sources.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
2001

General
The Company reported net income of $1.1 million, or $0.30 per diluted share, for the quarter ended March 31, 2002 compared to net income of $915,000, or $0.24 per diluted share, for the first quarter of last year. Several positive factors contributed to the improvement of 17.6% in net income and 25.0% in diluted earnings per share in the first quarter of 2002 including lower rates paid on deposits and FHLB advances, growth in average loans and deposits and the impact of share repurchases.

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

                                                                          For the Three Months Ended March 31,
                                                        ----------------------------------------------------------------------------
                                                                           2002                                   2001
                                                        ----------------------------------------  ----------------------------------
                                                                                      Average                             Average
                                                            Average                   Yield/      Average                  Yield/
                                                            Balance      Interest     Rate        Balance       Interest   Rate
                                                        ------------- ----------- ------------  ------------  ----------- ----------
                                                                                  (Dollars in Thousands)
Interest-earning assets: (1)
    Investments:
      Mortgage-backed securities                         $   109,624  $     1,757   6.41%   $   142,896   $   2,419        6.77%
      U.S. Government and agency securities                   20,461          181   3.54%             -           -           -
      Equity securities                                       36,465          561   6.15%        33,930         561        6.61%
      State and municipal securities (2)                      19,809          359   7.25%             -           -           -
    FHLB stock                                                13,773          156   4.53%        13,750         259        7.53%
    Loans: (3)
      Residential real estate loans                          280,252        4,793   6.84%       253,649       4,722        7.45%
      Commercial real estate loans                            43,263          790   7.30%        32,380         672        8.30%
      Consumer loans                                          97,240        1,486   6.20%        99,153       1,930        7.89%
      Commercial loans                                        10,576          185   7.00%         5,213         117        8.98%
                                                        --------------------------         ------------- -----------
        Loans, net                                           431,331        7,254   6.73%       390,395       7,441        7.65%
    Other                                                     10,428           46   1.76%        22,033         280        5.08%
                                                        --------------------------         ------------- -----------
        Total interest-earning assets                        641,891       10,314   6.43%       603,004      10,960        7.29%
                                                                     -------------                       -----------
Noninterest-earning assets                                    38,923                             33,634
                                                        -------------                      -------------
        Total assets                                     $   680,814                        $   636,638
                                                        =============                      =============

Interest-bearing liabilities:
    Deposits:
      Money market accounts                              $    36,061  $       196   2.20%   $    26,721   $     206        3.13%
      Savings accounts (4)                                    73,051          270   1.50%        67,082         314        1.90%
      NOW accounts                                            62,510          184   1.19%        49,084         216        1.78%
      Certificates of deposit (5)                            154,778        1,363   3.57%       164,324       2,234        5.51%
                                                        --------------------------         ------------- -----------
        Total interest-bearing deposits                      326,400        2,013   2.50%       307,211       2,970        3.92%
    Borrowings                                               258,077        3,120   4.84%       237,017       3,575        6.03%
                                                        --------------------------         ------------- -----------
        Total interest-bearing liabilities                   584,477        5,133   3.56%       544,228       6,545        4.84%
                                                                                  --------                               -------
    Demand deposits                                           19,168                             16,652
    Other noninterest-bearing liabilities                      6,417                              3,621
                                                        -------------                      ------------
        Total liabilities                                    610,062                            564,501
    Total stockholders' equity                                70,752                             72,137
                                                        -------------                      ------------

        Total liabilities and stockholders' equity       $   680,814                        $   636,638
                                                        =============                      ============

    Net interest-earning assets                          $    57,414                        $    58,776
                                                        =============                      ============
    Tax equivalent net interest income/
                                                                     -------------                       -----------
      interest rate spread (6)                                              5,181   2.87%                     4,415        2.45%
                                                                                  =========                             ========
    Tax equivalent net interest margin as a
      percentage of interest-earning assets (7)                                     3.23%                                  2.93%
                                                                                  =========                             ========

    Ratio of interest earning assets
      to interest-bearing liabilities                                             109.82%                                110.80%
                                                                                  =========                             ========

    Less: tax equivalent adjustment (2)                                      (122)                                -
                                                                     -------------                       ------------
    Net interest income as reported on income statement               $     5,059                         $   4,415
                                                                     =============                       ============



(1) Includes related assets available-for-sale and unamortized discounts and premiums.
(2) State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from grossed-up net interest income and agrees to the amount reported in the income statement.
(3) Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(4)     Savings accounts include mortgagors' escrow deposits.
(5)     Certificates of deposit include brokered deposits.
(6) Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7) Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

                                                                Three Months Ended March 31,
                                                                   2002 compared to 2001
                                                         -------------------------------------------
                                                                     Increase (Decrease)
                                                                          Due to
                                                         --------------------------------------------
                                                          Volume             Rate             Net
                                                         ----------        -----------     ----------
Interest-earning assets:
     Mortgage-backed securities                          $     (539)       $     (123)     $    (662)
     U.S. Government and agency securities                      181                 -            181
     Equity securities                                           40               (40)             -
     State and municipal securities (1)                         359                 -            359
     FHLB stock                                                   -              (103)          (103)
     Loans:
        Residential real estate loans                           474              (403)            71
        Commercial real estate loans                            206               (88)           118
        Consumer loans                                          (36)             (408)          (444)
        Commercial loans                                         99               (31)            68
                                                         ----------        ----------      ---------
              Total loans                                       743              (930)          (187)
     Other                                                     (104)             (130)          (234)
                                                         ----------        ----------      ---------
              Total interest-earning assets              $      680        $   (1,326)     $    (646)
                                                         ----------        ----------      ---------

Interest-bearing liabilities:
     Deposits:
        Money market accounts                            $       61        $      (71)     $     (10)
        Savings accounts (2)                                     26               (70)           (44)
        NOW accounts                                             50               (82)           (32)
        Certificates of deposit (3)                            (124)             (747)          (871)
                                                         ----------        ----------      ---------
              Total deposits                                     13              (970)          (957)
     Borrowings                                                 297              (752)          (455)
                                                         ----------        ----------      ---------
              Total interest-bearing liabilities                310            (1,722)        (1,412)
                                                         ----------        ----------      ---------
Increase in net interest income (4)                      $      370        $      396      $     766
                                                         ==========        ==========      =========

(1) The changes in state and municipal income are reflected on a tax equivalent basis.
(2) Includes interest on mortgagors' escrow deposits.
(3) Includes interest on brokered certificates of deposit.
(4) The changes in net interest income are reflected on a tax equivalent basis and will not equal the calculated amount per the income statement.

Net interest income, on a tax equivalent basis, totaled $5.2 million for the three months ended March 31, 2002, an increase of $766,000, or 17.3%, compared to $4.4 million for the same period in 2001 mainly driven by growth in average interest-earning assets and improvement in the net interest margin. Net interest margin, on a tax equivalent basis, expanded by 30 basis points to 3.23% for the first three months of 2002 from the same period in 2001 as the average cost of funds dropped and total average lower-cost core deposits increased. These factors were offset by higher average borrowings to fund balance sheet growth and reduced yields on interest-earning assets.

Interest and dividend income, on a tax equivalent basis, declined $646,000, or 5.9%, to $10.3 million for the three months ended March 31, 2002 compared to the same period last year mainly reflecting a decrease in the yield on interest-earning assets partially offset by growth in average interest-earning assets. The yield on interest-earning assets declined 86 basis points to 6.43% in the three months ended March 31, 2002 mainly as a result of the lower interest rate environment which led to reduced yields on new assets as well as the re-pricing of a portion of the Company's existing assets. Average interest-earning assets totaled $641.9 million for the first three months of 2002 compared to $603.0 million for the same period last year, representing an increase of $38.9 million, or 6.4%. Average loans increased $40.9 million, or 10.5%, primarily due to strong loan originations partially offset by amortization and prepayments of the existing portfolio. The increase in the average balances of agency and municipal securities totaling $40.3 million reflects purchases in the first quarter of 2002. Average mortgage-backed securities fell $33.3 million to $109.6 million for the first quarter of 2002 primarily reflecting normal amortization and prepayments. Other earning assets fell $11.6 million to $10.4 million for the first quarter of 2002 principally attributable to the use of fed funds and other interest-earning balances to pay-down certain borrowings and to purchase securities available for sale.

Total interest expense declined $1.4 million, or 21.6%, to $5.1 million for the three months ended March 31, 2002 from the same period in 2001 resulting primarily from lower rates paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities to fund balance sheet growth and share repurchases. Rates paid on interest-bearing liabilities fell 1.28% to 3.56% for the first quarter of 2002 largely reflecting a significant reduction in market interest rates and growth in lower-cost core deposits. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings and the re-pricing of a portion of the Company's outstanding deposits and FHLB advances. Average interest-bearing core deposits, which include money market, savings and NOW accounts, rose $28.7 million, or 20.1% to $171.6 million for the three months ended March 31, 2002 from $142.9 million for the same period in 2001 reflecting strong demand for the Company's products.

Provision for Loan Losses
The Company's provision for loan losses was $109,000 for the quarter ended March 31, 2002 compared to zero for the same period in 2001. Management determined that an increase in the provision was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses and growth in loan balances. At March 31, 2002, the Company's allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 534%, compared to 691% at March 31, 2001, primarily due to an increase in non-accruing loans offset by an increase in the allowance for loan losses. At March 31, 2002, the Company's allowance for loan losses as a percentage of total loans, net, was 0.63% compared to 0.66% at March 31, 2001.

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

Other Income
In the first quarter of 2001, the Company recognized a $242,000 SFAS No. 133 gain on derivative instruments and hedging activities and a $70,000 gain on sale of loans held for sale. Excluding these items, total other income increased $17,000, or 2.0%, to $884,000 for the three months ended March 31, 2002 from $867,000 in the first quarter of 2001. The growth in other income was primarily due to higher gains on sales of securities, partially offset by reduced covered call option income.

Other Expenses
Other expenses increased $432,000, or 11.1%, to $4.3 million for the first quarter of 2002 compared to $3.9 million for the 2001 period mainly due to higher salary and benefit expenses. Several factors contributed to this increase including costs associated with increased staffing levels as a result of the acquisition of Keyes & Mattson Insurance Agency in November 2001, new employees hired to support the general growth of the Company, standard wage increases and higher employee stock ownership plan expenses related to an increase in the Company's average share price.

Income Taxes
The Company's income tax expense, excluding the 2001 tax benefit of $92,000 related to the cumulative effect of a change in accounting principle, decreased $192,000, or 31.1%, to $426,000 for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in income taxes is primarily attributable to a reduced effective tax rate and lower income before taxes. The Company's effective tax rate fell to 28.4% for the first quarter of 2002 from 36.5% in 2001 primarily as a result of the purchase of municipal securities, which are exempt from federal taxes.

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

The primary investing activities of the Bank are the origination of residential one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans, other types of consumer loans and the purchase of mortgage-backed, agency, municipal and equity securities. These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. During the three months ended March 31, 2002, the Bank's loan originations totaled $39.9 million. At March 31, 2002, the Bank's investments in debt and equity securities totaled $189.0 million. During the three months ended March 31, 2002, total deposits increased $38.5 million, including the issuance of $22.6 of brokered certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At March 31, 2002, the Bank had $243.0 million of FHLB borrowings.

Outstanding loan commitments totaled $22.4 million at March 31, 2002. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2002, totaled $115.6 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The primary sources of funding for Woronoco Bancorp (the "Corporation"), the holding company for Woronoco Savings Bank (the "Bank"), are dividend payments from the Bank, and, to a lesser extent, earnings on deposits of the Corporation. Dividend payments by the Bank have primarily been used to fund stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to the Corporation is generally limited by the Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of March 31, 2002, that the Bank met all capital adequacy requirements to which it was subject. As of March 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and Bank's actual capital amounts and ratios as of March 31, 2002 and December 31, 2001 are also presented in the table.

                                                                                                                     Minimum
                                                                                                                   to be Well
                                                                                                                Capitalized Under
                                                                                  Minimum for Capital           Prompt Corrective
                                                           Actual                  Adequacy Purposes            Action Provisions
                                              ------------------------------   --------------------------   ------------------------
                                                  Amount            Ratio         Amount         Ratio         Amount        Ratio
                                              ----------------    ----------   -------------    ---------   ------------    --------
                                                                                   (In Thousands)
As of March 31, 2002:
--------------------

Total Capital to Risk Weighted Assets
  Company                                          $69,912       15.2%           $36,898         8.0%             N/A         N/A
  Bank                                             $58,564       12.7%           $36,827         8.0%         $46,034        10.0%

Tier 1 Capital to Risk Weighted Assets
  Company                                          $66,998       14.5%           $18,449         4.0%             N/A         N/A
  Bank                                             $55,650       12.1%           $18,414         4.0%         $27,620         6.0%

Tier 1 Capital to Average Assets
  Company                                          $66,998        9.6%           $27,880         4.0%             N/A         N/A
  Bank                                             $55,650        8.3%           $26,970         4.0%         $33,713         5.0%

As of December 31, 2001:
-----------------------

Total Capital to Risk Weighted Assets
  Company                                          $68,973       15.4%           $35,850         8.0%             N/A         N/A
  Bank                                             $57,930       13.0%           $35,779         8.0%         $44,724        10.0%

Tier 1 Capital to Risk Weighted Assets
  Company                                          $66,272       14.8%           $17,925         4.0%             N/A         N/A
  Bank                                             $55,229       12.3%           $17,890         4.0%         $26,835         6.0%

Tier 1 Capital to Average Assets
  Company                                          $66,272       10.2%           $26,060         4.0%             N/A         N/A
  Bank                                             $55,229        8.5%           $26,016         4.0%         $32,520         5.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2001. There have been no material changes in the Company's market risk since December 31, 2001.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.

Item 5.  Other Information.
         -----------------

None.

Item 6.  Exhibits and Reports on Form 8-K (S)249.308 of this Chapter).
         -----------------------------------------------------------
         (a)   Exhibits

               3.1   Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
               3.2   Amended Bylaws of Woronoco Bancorp, Inc. (2)
               4.0   Stock Certificate of Woronoco Bancorp, Inc. (1)
               10.1 Employment Agreement between Woronoco Bancorp, Inc. and Agostino J. Calheno
               10.2 Employment Agreement between Woronoco Bancorp, Inc. and Debra L. Murphy
               11.0 Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 - Earnings Per Share)

         ______________________________
              (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
              (2) Incorporated by reference into this document from the Exhibit filed with the Company's Form 10-Q on November 14, 2001.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         WORONOCO BANCORP, INC.

Dated: May 15, 2002                 By:  /s/ Cornelius D. Mahoney
                                         ---------------------------------------
                                          Cornelius D. Mahoney
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (principal executive officer)

Dated: May 15, 2002                 By:  /s/ Debra L. Murphy
                                         ---------------------------------------
                                          Debra L. Murphy
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial and accounting
                                           officer)