Form 10-Q
period 2002-06-30
WORONOCO BANCORP INC
filed 2002-08-14
CIK 1072886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 1-14671

WORONOCO BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3444269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Court Street, Westfield, Massachusetts	01085
(Address of principal executive offices)	(Zip Code)

(413) 568-9141
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The issuer had 3,694,061 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2002.

WORONOCO BANCORP, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2002	December 31, 2001
	Unaudited
ASSETS
Cash and due from banks	$17,219	$19,883
Interest-bearing balances	1,787	7,326
Federal funds sold	11,000	—

Total cash and cash equivalents	30,006	27,209
Securities available for sale, at fair value	185,780	175,708
Federal Home Loan Bank stock, at cost	13,795	13,750
Loans, net of allowance for loan losses ($3,015 at June 30, 2002 and $2,701 at December 31, 2001)	457,973	427,409
Other real estate owned, net	—	—
Premises and equipment, net	10,756	11,172
Accrued interest receivable	3,834	3,036
Goodwill and other intangible assets, net	1,930	1,923
Net deferred tax asset	730	1,362
Cash surrender value of life insurance	2,510	2,412
Other assets	2,801	4,025

Total assets	$710,115	$668,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$382,231	$336,060
Short-term borrowings	41,095	44,041
Long-term debt	208,000	205,000
Mortgagors’ escrow accounts	996	1,130
Accrued expenses and other liabilities	4,710	11,926

Total liabilities	637,032	598,157

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; shares issued: 5,998,860 at June 30, 2002 and December 31, 2001; shares outstanding: 3,708,361 at June 30, 2002 and 3,737,268 at December 31, 2001)	60	60
Additional paid-in capital	58,483	58,292
Unearned compensation	(4,390)	(4,834)
Retained earnings	43,227	41,441
Accumulated other comprehensive income	2,940	1,497
Treasury stock, at cost (2,290,499 shares at June 30, 2002 and 2,261,592 shares at December 31, 2001)	(27,237)	(26,607)

Total stockholders’ equity	73,083	69,849

Total liabilities and stockholders’ equity	$710,115	$668,006

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(In Thousands Except Per Share Amounts)

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2002	2001	2002	2001
Interest and dividend income:
Interest and fees on loans	$7,496	$7,372	$14,750	$14,813
Interest and dividends on securities:
Interest	2,227	2,226	4,402	4,645
Dividends	791	825	1,508	1,645
Interest on federal funds sold	43	27	73	188
Other interest income	(1)	63	15	182

Total interest and dividend income	10,556	10,513	20,748	21,473

Interest expense:
Interest on deposits	2,239	2,809	4,252	5,779
Interest on borrowings	3,107	2,990	6,227	6,565

Total interest expense	5,346	5,799	10,479	12,344

Net interest income	5,210	4,714	10,269	9,129
Provision for loan losses	243	85	352	85

Net interest income, after provision for loan losses	4,967	4,629	9,917	9,044

Other income:
Fee income	604	611	1,189	1,184
Insurance commissions	159	113	293	244
(Loss) gain on sales, disposition and impairment of securities, net	(33)	228	121	343
Gain on sales of loans, net	—	—	—	70
Gain (loss) on derivative instruments and hedging activities	4	(311)	2	(68)
Other income	17	50	30	97

Total other income	751	691	1,635	1,870

Other expenses:
Salaries and employee benefits	1,803	2,092	4,233	4,098
Occupancy and equipment	561	532	1,113	1,093
Marketing	132	223	300	373
Professional services	200	270	431	506
Data processing	227	218	466	445
Other general and administrative	684	751	1,396	1,471

Total other expenses	3,607	4,086	7,939	7,986

Income before income tax expense	2,111	1,234	3,613	2,928
Income tax expense	644	427	1,070	1,045

Net income before cumulative effect of change in accounting principle	1,467	807	2,543	1,883
Cumulative effect of change in accounting principle, net of tax benefit of $92	—	—	—	(161)

Net income	$1,467	$807	$2,543	$1,722

Earnings per share:
Basic	$0.44	$0.23	$0.75	$0.48
Diluted	$0.40	$0.22	$0.70	$0.45
Weighted average shares outstanding:
Basic	3,368,223	3,542,026	3,368,564	3,615,386
Diluted	3,639,722	3,718,299	3,628,561	3,785,373

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2002 and 2001
(In Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2001	$60	$58,292	$(4,834)	$41,441	$1,497	$(26,607)	$69,849

Comprehensive income:
Net income	—	—	—	2,543	—	—	2,543
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,369	—	1,369
Net gain (loss) on derivative instruments	—	—	—	—	74	—	74

Total comprehensive income							3,986

Decrease in unearned compensation	—	198	444	—	—	—	642
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	10	—	—	—	—	10
Treasury stock reissued in connection with Company's stock-based incentive plan (10,393 shares)	—	(17)	—	—	—	123	106
Cash dividends declared	—	—	—	(757)	—	—	(757)
Treasury stock purchased (39,300 shares)	—	—	—	—	—	(753)	(753)

Balance at June 30, 2002	$60	$58,483	$(4,390)	$43,227	$2,940	$(27,237)	$73,083

Balance at December 31, 2000	$60	$57,954	$(5,742)	$38,311	$365	$(20,189)	$70,759

Comprehensive income:
Net income	—	—	—	1,722	—	—	1,722
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,261	—	1,261

Total comprehensive income							2,983

Decrease in unearned compensation	—	97	435	—	—	—	532
Treasury stock reissued in connection with Company's stock-based incentive plan (500 shares)	—	—	—	—	—	6	6
Cash dividends declared	—	—	—	(500)	—	—	(500)
Treasury stock purchased (227,446 shares)	—	—	—	—	—	(3,348)	(3,348)

Balance at June 30, 2001	$60	$58,051	$(5,307)	$39,533	$1,626	$(23,531)	$70,432

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$2,543	$1,722
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	352	85
Net amortization (accretion) of investments	221	(1)
Depreciation and amortization	546	485
Amortization of goodwill and other intangible assets	25	39
Employee stock ownership plan expense	395	289
Stock-based incentive plan expense	247	243
Gain on sales, disposition and impairment of securities, net	(121)	(343)
Gain on sale of other real estate owned	—	(4)
Gain on sales of loans, net	—	(70)
Proceeds from sale of loans held for sale	—	14,383
Changes in operating assets and liabilities:
Accrued interest receivable	(798)	249
Accrued expenses and other liabilities	(7,206)	750
Other, net	1,139	1,431

Net cash (used) provided by operating activities	(2,657)	19,258

Cash flows from investing activities:
Proceeds from sales of securities available for sale	3,001	2,631
Purchases of securities available for sale	(27,290)	(3,734)
Principal payments on mortgage-backed securities	16,147	12,574
Purchases of Federal Home Loan Bank stock	(45)	—
Loans originations and principal collections, net	(30,919)	(18,364)
Additions to premises and equipment	(130)	(484)
Proceeds from sales of foreclosed real estate	3	65

Net cash used in investing activities	(39,233)	(7,312)

Cash flows from financing activities:
Net increase in deposits	46,171	2,307
Net decrease in short-term borrowings	(2,946)	(82,516)
Proceeds from issuance of long-term debt	3,000	70,000
Net decrease in mortgagors’ escrow accounts	(134)	(62)
Cash dividends paid	(757)	(500)
Treasury stock purchased	(753)	(3,348)
Reissuance of treasury stock in connection with stock option exercises	106	6

Net cash provided (used) by financing activities	44,687	(14,113)

Net increase (decrease) in cash and cash equivalents	2,797	(2,167)

Cash and cash equivalents at beginning of period	27,209	25,368

Cash and cash equivalents at end of period	$30,006	$23,201

Supplemental cash flow information:
Interest paid on deposits	$4,900	$3,283
Interest paid on borrowings	6,205	3,193
Income taxes paid	1,598	1,079
Transfer from loans to other real estate owned	3	225

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
At and for the Six Months Ended June 30, 2002

1.    Unaudited Consolidated Financial Statements

The Unaudited Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the “Company”) included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission Form 10-K and accompanying Notes to the Consolidated Financial Statements (the “Form 10-K”) filed by the Company for the year ended December 31, 2001. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These unaudited consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three and six month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2.    New Accounting Pronouncements

The Company adopted the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. As a result of the adoption of this statement, the Company no longer recognizes goodwill amortization of $6,458 each month. SFAS No. 142 also subjects goodwill to at least an annual assessment for impairment by applying a fair value based test. The Company completed a fair value assessment in June and determined that the remaining goodwill balance is not impaired. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the intent to do so. In connection with the acquisition of Keyes & Mattson Insurance Agency in November 2001, the Company recognized intangible assets totaling $150,000. These assets are being amortized over five years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	Unaudited		Unaudited
Net income	$1,467	$807	$2,543	$1,722

Weighted average shares outstanding:
Weighted average shares outstanding	5,998,860	5,998,860	5,998,860	5,998,860
Less: unearned ESOP shares	(345,964)	(389,816)	(351,119)	(394,842)
Less: treasury shares	(2,284,673)	(2,067,018)	(2,279,177)	(1,988,632)

Basic	3,368,223	3,542,026	3,368,564	3,615,386
Effect of dilutive stock options	271,499	176,273	259,997	169,987

Diluted	3,639,722	3,718,299	3,628,561	3,785,373

Net income per share:
Basic	$0.44	$0.23	$0.75	$0.48
Diluted	$0.40	$0.22	$0.70	$0.45

4.    Dividends

On July 17, 2002, the Company declared a cash dividend of $0.12 per share payable on August 29, 2002 to shareholders of record as of the close of business on August 7, 2002.

5.    Loan commitments

Outstanding loan commitments totaled $25.9 million at June 30, 2002 compared to $27.0 million at December 31, 2001. At June 30, 2002 and December 31, 2001, the Company had no commitments to purchase loans.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2002 and 2001, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document. This report refers to “operating earnings,” which is a non-GAAP measure. However, the Company believes that it is useful to assist investors in gaining an understanding of the trends and results of operations for the Company’s core business. This non-GAAP measure should be viewed in addition to the Company’s GAAP results and not in lieu of GAAP results.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Except as required by applicable law and regulation, the Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets expanded $42.1 million, or 6.3%, to $710.1 million at June 30, 2002 compared to $668.0 million at December 31, 2001 fueled by purchases of U.S. government agency securities totaling $20.6 million and growth in net loans of $30.6 million, partially offset by mortgage-backed securities principal payments aggregating $16.1 million. Total net loans rose 7.2% to $458.0 million at June 30, 2002 from $427.4 million at December 31, 2001 reflecting loan origination and refinancing volumes of $85.3 million, offset by prepayments and amortization of the existing portfolio. Loan growth was strongest in the one- to four-family and commercial real estate portfolios reflecting the favorable interest rate environment, a solid housing market and a stable economy. Fed funds sold balances were $11.0 million at June 30, 2002 compared to zero at December 31, 2001 as excess funds generated from principal payments on mortgage-backed securities were shifted from interest-bearing balances at the FHLB for an enhanced rate. Interest-bearing balances declined $5.5 million to $1.8 million at June 30, 2002, primarily reflecting the transfer of balances in FHLB accounts to the fed funds market, partially offset by deposits of principal payments on mortgage-backed securities received during the six months ended June 30, 2002.

Balance sheet growth was primarily funded by deposits, which rose $46.1 million, or 13.7%, to $382.2 million at June 30, 2002 compared to $336.1 million at December 31, 2001. Accrued expenses and other liabilities fell $7.2 million to $4.7 million at June 30, 2002, principally attributable to the settlement of several investment security purchases in January 2002, which were accounted for a on trade-date basis in December 2001. Total stockholders’ equity was $73.1 million at June 30, 2002, an increase of $3.2 million, or 4.6%, compared to $69.8 million at December 31, 2001, primarily due to net income of $2.5 million, an increase of $1.4 million in the net unrealized gain on available for sale securities and a reduction of $642,000 in unearned compensation, partially offset by cash dividends of $757,000 and repurchases of 39,300 shares of stock at a cost of $753,000.

Investments

At June 30, 2002, the Company’s securities portfolio totaled $185.8 million, or 26.2% of assets, all of which was categorized as available-for-sale. The following table sets forth information regarding the amortized cost and market values of the Company’s investment securities.

	June 30, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available for sale securities:
Equity securities:
Preferred stocks	$4,515	$4,407	$4,116	$4,147
Common stocks	12,657	11,896	12,490	12,289
Trust preferred stocks	19,610	20,546	19,600	19,586

Total equity securities	36,782	36,849	36,206	36,022

Debt securities:
Mortgage-backed:
Freddie Mac	15,436	16,180	19,689	20,323
Fannie Mae	50,951	54,003	58,771	61,299
Ginnie Mae	23,192	23,516	27,015	26,868
REMICS	5,175	5,346	5,438	5,405

Total mortgage-backed securities	94,754	99,045	110,913	113,895

Other:
U.S. agency	28,450	28,707	7,944	8,393
Municipal bonds	21,460	21,179	18,340	17,398

Total other debt securities	49,910	49,886	26,284	25,791

Total debt securities	144,664	148,931	137,197	139,686

Total available-for-sale securities	$181,446	$185,780	$173,403	$175,708

Securities available for sale balances increased $10.1 million, or 5.7%, primarily due to purchases of agency and municipal securities totaling $20.6 million and $3.1 million, respectively, and a $2.0 million increase in the unrealized gain on available for sale securities. The Company purchased government agency securities with original maturities of two to three years in anticipation of accelerated cash flows from the mortgage-backed securities porfolio. Management believes these securities will enhance net interest income as a result of positive interest rate spreads, position the balance sheet for expected future rate increases and improve liquidity. These securities can also be used as collateral for certain borrowings. The Company also invested in additional municipal bonds to capitalize on several positive features of these instruments including the favorable income tax treatment, attractive yields and spreads, call protection for six to ten years, significant insurance coverage and excellent credit ratings. The increase in the unrealized gain on available for sale securities mainly reflects lower market interest rates. The investment purchases, and the increase in the unrealized gain on available for sale securities, were offset to some extent by mortgage-backed security principal payments of $16.1 million.

Lending Activities

At June 30, 2002, the Company’s gross loan portfolio was $475.9 million, or 67.0%, of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	June 30, 2002		December 31, 2001
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans
One- to four-family	$267,571	56.23%	$245,990	55.62%
Multi-family	33,547	7.05%	33,821	7.65%
Commercial	47,037	9.88%	36,221	8.19%
Construction and development	18,558	3.90%	16,145	3.65%

Total real estate loans	366,713	77.06%	332,177	75.11%

Consumer loans
Home equity loans	84,620	17.78%	84,117	19.02%
Automobile	9,948	2.09%	12,174	2.75%
Other	2,908	0.61%	3,382	0.76%

Total consumer loans	97,476	20.48%	99,673	22.53%

Commercial loans	11,690	2.46%	10,447	2.36%

Total loans	475,879	100.00%	442,297	100.00%

Less:
Unadvanced loan funds(1)	(15,685)		(13,070)
Deferred loan origination costs	794		883
Allowance for loan losses	(3,015)		(2,701)

Net loans	$457,973		$427,409

(1)	Includes committed but unadvanced loan amounts.

Loan originations totaled $85.3 million for the first six months of 2002, contributing to growth in gross loans of $33.6 million, or 7.6%. The continued strength in the Company’s level of loan closings was due to several factors including promotional and sales activities, a strong housing market, a favorable interest rate environment and a stable local economy. Other factors affecting the Company’s outstanding gross loan balances were advances on commercial construction lines and prepayments and amortization of the existing portfolio.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

	June 30, 2002	December 31, 2001
	(Dollars in Thousands)
Nonaccruing loans:
Real estate:
One- to four-family	$1,052	$243
Commercial	106	—
Home equity loans	—	11
Other consumer	4	290
Commercial loans	12	12

Total	1,174	556
Other real estate owned, net(1)	—	—

Total non-performing assets	1,174	556
Troubled debt restructurings	—	—

Troubled debt restructurings and total non-performing assets	$1,174	$556

Total non-performing loans and troubled debt restructurings as a percentage of total loans(2)(3)	0.25%	0.13%

Total non-performing assets and troubled debt restructurings as a percentage of total assets(3)	0.17%	0.08%

(1)	Other real estate owned balances are shown net of related allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)
Non-performing assets consist of nonperforming loans and other real estate owned, net. Non-performing loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The Company experienced an increase of $809,000 in one- to four- family residential real estate non-accrual loans during the six months ended June 30, 2002 from December 31, 2001 as several loans became past due for ninety days or more. These loans are fully secured by real estate. Other consumer non-accrual loans declined $286,000 to $4,000 at June 30, 2002, as the Company used the proceeds from the liquidation of stock collateral to payoff in full two consumer non-accrual loans totaling $290,000.

Allowance for Loan Losses

Management prepares a loan loss sufficiency analysis on a quarterly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio, historical loan loss experience and other relevant factors. This analysis is compared to actual losses, peer group data and economic trends and conditions. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations.

The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in its loan portfolio based on management’s on-going evaluation of the risks inherent in its loan portfolio, consideration of trends in delinquency and impaired loans, charge-offs and recoveries, volume of loans, changes in risk selection, credit concentrations, national and regional economies and the real estate market in the Company’s primary lending area. The Company believes that the current allowance for loan losses accurately reflects the level of risk in the current loan portfolio. The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company’s methodology for assessing the adequacy of the loan loss allowance consists of a review of the components, which includes a specific allowance for identified problem and impaired loans and a general allowance for current performing loans. All loans are considered in the evaluation, whether on an individual or group basis. Changes in the balances of problem and impaired loans affect the specific reserve, while changes in volume and concentrations of current performing loans affects the general reserve and the allocation of the allowance of the loan losses among loan types.

The specific allowance incorporates the results of measuring impairment for specifically identified non-homogenous problem loans in accordance with SFAS No. 114. In accordance with SFAS No. 114, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Impairment can be measured based on present value of the expected future principal and interest cash flows discounted at the loan’s effective interest rate or the Company may measure impairment based on a loan’s observable market price or the fair market value of the collateral, if the loan is collateral dependent. Larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential real estate mortgages, home equity loans and consumer and installment loans, are not included within the scope of SFAS No. 114.

The general allowance is calculated by applying reserve percentages to outstanding loans by type, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter management prepares an allowance for loan losses summary worksheet in which the loan portfolio is categorized by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the formula allowance. Reserve percentages are assigned to each category based on the Company’s assessment of each category’s inherent risk. In determining the reserve percentages to apply to each loan category, management considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Reserve percentages may be adjusted for qualitative factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. Classified loan loss factors are derived from loss percentages utilized by banking regulators for similarly graded loans. Reserve percentages of 5%, 15% and 50% are applied to the outstanding balance of loans internally classified as special mention, substandard and doubtful, respectively.

Performing loan loss reserve percentages are based on actual losses for the previous three years adjusted for qualitative factors, such as new loan products, credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations and specific industry conditions within portfolio segments that exist at the balance sheet date. The reserve percentages are applied to outstanding loans by loan type.

The Company’s methodologies include several factors that are intended to reduce the difference between estimated and actual losses. The reserve percentages that are used to establish the allowance for current performing loans are designed to be self-correcting by taking into account changes in loan classification, loan concentrations and loan volumes and by permitting adjustments based on management’s judgements of qualitative factors as of the evaluation date. Similarly, by basing the current performing loan reserve percentages on loss experience over the prior three years, the methodology is designed to take the Company’s recent loss experience into account.

The Company’s allowance methodology has been applied on a consistent basis. Based on this methodology, it believes that it has established and maintained the allowance for loan losses at adequate levels. However, future adjustments to the allowance for loan losses may be necessary if economic, real estate, loan growth and portfolio diversification and other conditions differ substantially from the current operating environment, resulting in estimated and actual losses differing substantially.

The Company determines the classification of its assets and the amount of its valuation allowances. These determinations can be reviewed by the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Banks for the Massachusetts Department of Banking, which can order the establishment of additional allocated or general loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company’s financial condition and earnings.

The following table sets forth activity in the allowance for loan losses for the periods set forth.

	At or for the Six Months Ended June 30,
	2002	2001
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$2,701	$2,590
Charged-off loans:
Real estate	—	—
Consumer	60	52

Total charged-off loans	60	52

Recoveries on loans previously charged-off:
Real estate	7	9
Commercial	3	—
Consumer	12	14

Total recoveries	22	23

Net loans charged-off	38	29
Provision for loan losses	352	85

Allowance for loan losses, end of period	$3,015	$2,646

Net loans charged-off to average interest-earning loans	0.02%	0.01%

Allowance for loan losses to total loans(1)	0.65%	0.64%

Allowance for loan losses to non-performing loans and troubled debt restructurings(2)	256.81%	1242.25%

Net loans charged-off to allowance for loan losses	2.52%	2.19%

Recoveries to charge-offs	36.67%	44.23%

(1)	Total loans includes loans, less unadvanced loan funds, plus deferred loan costs (fees), net.
(2)
Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits

The following table sets forth the distribution of deposit accounts for the periods indicated.

	June 30, 2002		December 31, 2001
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$22,821	5.97%	$20,077	5.97%
Savings	78,572	20.56%	71,490	21.27%
Money market	39,938	10.45%	34,289	10.20%
NOW	65,677	17.18%	63,426	18.87%
Brokered deposits	52,603	13.76%	29,630	8.82%
Certificates of deposit	122,620	32.08%	117,148	34.87%

Total deposits	$382,231	100.00%	$336,060	100.00%

Core deposits, which excludes brokered deposits and certificates of deposit, increased $17.7 million, or 9.4%, to $207.0 million at June 30, 2002 from $189.3 million at December 31, 2001. The strong growth in core deposit balances reflects aggressive marketing efforts. Brokered deposits grew $23.0 million to $52.6 million at June 30, 2002 resulting from the issuance of new certificates of deposit. The Company utilizes brokered certificates of deposit to support asset growth when such instruments bear an attractive rate as compared to alternative funding sources.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

General

The Company reported net income of $1.5 million, or $0.40 per diluted share, for the quarter ended June 30, 2002 compared to net income of $807,000, or $0.22 per diluted share, for the same period in 2001. The results for the second quarter of 2002 include the impact of a $644,000 gain from the termination of the Company’s defined benefit pension plan, write-downs of certain equity securities totaling $171,000 and the related net tax expense of $163,000. During the second quarter of 2001, the Company recognized a loss of $311,000 from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and an associated tax benefit of $108,000. Excluding these items, operating earnings increased $147,000, or 14.6%, to $1.2 million for the second quarter of 2002 compared to $1.0 million for the same period last year. Diluted operating earnings per share grew 19.0% to $0.32 for the three months ended June 30, 2002 from $0.27 for the second quarter of 2001. The most significant factors influencing operating earnings in the second quarter of 2002 were growth in average interest-earning assets and core deposits, net interest margin expansion and higher other expenses and provisions for loan losses.

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

	For the Three Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:(1)
Investments:
Mortgage-backed securities	$102,301	$1,676	6.55%	$136,601	$2,226	6.52%
U.S. Government and agency securities	28,400	301	4.24%	—	—	—
Equity securities	50,858	791	6.22%	49,235	825	6.70%
State and municipal securities(2)	20,769	379	7.30%	—	—
Loans:(3)
Residential real estate loans	289,452	4,797	6.63%	256,991	4,672	7.27%
Commercial real estate loans	51,839	1,034	7.98%	32,456	739	9.11%
Consumer loans	96,520	1,478	6.14%	99,057	1,844	7.47%
Commercial loans	11,040	187	6.70%	6,132	117	7.55%

Loans, net	448,851	7,496	6.68%	394,636	7,372	7.47%
Other	11,903	42	1.40%	9,906	90	3.59%

Total interest-earning assets	663,082	10,685	6.45%	590,378	10,513	7.12%

Noninterest-earning assets	38,845			38,507

Total assets	$701,927			$628,885

Interest-bearing liabilities:
Deposits:
Money market accounts	$38,910	$208	2.14%	$28,905	$207	2.87%
Savings accounts(4)	78,097	281	1.44%	70,066	331	1.89%
NOW accounts	65,090	189	1.16%	58,393	257	1.77%
Certificates of deposit(5)	175,080	1,561	3.58%	161,074	2,014	5.02%

Total interest-bearing deposits	357,177	2,239	2.51%	318,438	2,809	3.54%
Borrowings	246,591	3,107	4.98%	217,280	2,990	5.44%

Total interest-bearing liabilities	603,768	5,346	3.55%	535,718	5,799	4.34%

Demand deposits	21,665			18,226
Other noninterest-bearing liabilities	4,199			4,412

Total liabilities	629,632			558,356
Total stockholders’ equity	72,295			70,529

Total liabilities and stockholders’ equity	$701,927			$628,885

Net interest-earning assets	$59,314			$54,660

Tax equivalent net interest income/interest rate spread(6)		5,339	2.90%		4,714	2.78%

Tax equivalent net interest margin as a percentage of interest-earning assets(7)			3.22%			3.19%

Ratio of interest-earning assets to interest-bearing liabilities			109.82%			110.20%

Less: tax equivalent adjustment(2)		(129)			—

Net interest income as reported on income statement		$5,210			$4,714

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)
State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.

(3)
Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(4)	Savings accounts include mortgagors’ escrow deposits.
(5)	Certificates of deposit include brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended June 30, 2002 compared to 2001
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:
Mortgage-backed securities	$(562)	$12	$(550)
U.S. Government and agency securities	301	—	301
Equity securities	26	(60)	(34)
State and municipal securities(1)	379	—	379
Loans:
Residential real estate loans	559	(434)	125
Commercial real estate loans	396	(101)	295
Consumer loans	(46)	(320)	(366)
Commercial loans	84	(14)	70

Total loans	993	(869)	124
Other	15	(63)	(48)

Total interest-earning assets	$1,152	$(980)	$172

Interest-bearing liabilities:
Deposits:
Money market accounts	$61	$(60)	$1
Savings accounts(2)	35	(85)	(50)
NOW accounts	27	(95)	(68)
Certificates of deposit(3)	163	(616)	(453)

Total deposits	286	(856)	(570)
Borrowings	382	(265)	117

Total interest-bearing liabilities	668	(1,121)	(453)

Increase in net interest income(4)	$484	$141	$625

(1)	The changes in state and municipal income are reflected on a tax equivalent basis.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	Includes interest on brokered certificates of deposit.
(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, totaled $5.3 million for the three months ended June 30, 2002, an increase of $625,000, or 13.3%, compared to $4.7 million for the same period in 2001, mainly driven by growth in average interest-earning assets and, to a lesser extent, improvement in the net interest margin. Net interest margin, on a tax equivalent basis, expanded by 3 basis points to 3.22% for the second quarter of 2002 from the same period in 2001 resulting from the lower cost of funding interest-bearing liabilities and an increase in total average lower-cost core deposits. These factors were offset by higher average borrowings to fund balance sheet growth and reduced yields on interest-earning assets.

Interest and dividend income, on a tax equivalent basis, rose $172,000, or 1.6%, to $10.7 million for the three months ended June 30, 2002 compared to the same period last year, mainly reflecting growth in average interest-earning assets partially offset by a decrease in the yield on interest-earning assets. Average interest-earning assets totaled $663.1 million for the second quarter of 2002 compared to $590.4 million for the same period last year, an increase of $72.7 million, or 12.3%. Average loans increased $54.2 million, or 13.7%, primarily due to strong loan origination and refinancing activity, somewhat mitigated by amortization and prepayments of the existing portfolio. The increase in the average balances of agency and municipal securities totaling $49.2 million reflects purchases in the fourth quarter of 2001 and first quarter of 2002. Average mortgage-backed securities fell $34.3 million to $102.3 million for the second quarter of 2002, primarily reflecting normal amortization and prepayments. The yield on interest-earning assets declined 67 basis points to 6.45% in the three months ended June 30, 2002, mainly as a result of the lower interest rate environment which led to reduced yields on new assets as well as the repricing of a portion of the Company’s existing assets.

Total interest expense declined $453,000, or 7.8%, to $5.3 million for the three months ended June 30, 2002 from the same period in 2001, resulting primarily from lower rates paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities to fund balance sheet growth and share repurchases. Rates paid on interest-bearing liabilities fell 79 basis points to 3.55% for the second quarter of 2002, largely reflecting a significant reduction in market interest rates. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings and the repricing of a portion of the Company’s outstanding deposits and FHLB advances. Average interest-bearing liabilities rose $68.1 million, or 12.7% to $603.8 million for the three months ended June 30, 2002 from $535.7 million for the same period in 2001 reflecting strong growth in core deposits, the issuance of brokered certificates of deposits and increased dependence on FHLB advances.

Provision for Loan Losses

The provision for loan losses was $243,000 for the second quarter of 2002 compared to $85,000 for the same period in 2001. Several factors contributed to this increase including stronger loan growth, changes to loan concentrations including increases in commercial and commercial mortgage loans and the reclassification of several loans to lower credit grades due to delinquency.

The allowance for loan losses is maintained through provisions for loan losses. Management of the Company assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover loan losses inherent in the portfolio or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may, in the future, increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

Other Income

Excluding the effect of the write-downs of equity securities totaling $171,000 in the second quarter of 2002 and the FAS 133 loss of $311,000 recognized during the three months ended June 30, 2001, total other income declined $80,000, or 8.0%, to $922,000 for the three months ended June 30, 2002 from $1.0 million in the second quarter of 2001. The reduction in other income was primarily due to lower gains on sales of securities and covered call option income.

Other Expenses

Excluding the $644,000 pension termination gain, other expenses increased $165,000, or 4.0%, to $4.3 million for the second quarter of 2002, compared to $4.1 million for the 2001 period, mainly due to higher salary and benefit expenses, partially offset by lower marketing, professional services and other expenses. Total salary and benefits, exclusive of the $644,000 pension termination gain, grew $355,000, or 17.0%, to $2.4 million for the second quarter of 2002 reflecting costs associated with increased staffing levels as a result of the acquisition of Keyes & Mattson Insurance Agency in November 2001, new employees hired to support the general growth of the Company, higher employee stock ownership plan expenses related to an increase in the Company’s average share price and standard wage increases. Marketing expenses fell $91,000 to $132,000 for the second quarter of 2002 as a result of promotional activities during 2001 in connection with the opening of a new branch and the relocation of an existing facility. Professional services expenses declined $70,000, or 25.9%, reflecting costs incurred in 2001 in connection with insurance acquisition activities as well as lower annual meeting and annual report expenses. Other expenses decreased $67,000, or 8.9%, mainly due to lower investor-related expenses, declining servicing expenses associated with the purchased loan portfolio as a result of significant payoffs and the elimination of goodwill expense in 2002 as a result of the Company’s adoption of SFAS No. 142 effective January 1, 2002.

Income Taxes

The Company’s income tax expense includes the effect of the 2002 net tax expense of $163,000 associated with the $644,000 pension termination gain and write-downs of securities totaling $171,000 and the benefit of $108,000 associated with the SFAS No. 133 loss in 2001. Excluding these items, income tax expense decreased $54,000, or 10.1%, to $481,000 for the second quarter of 2002 compared to the same period in 2001. The decrease in income taxes was primarily attributable to a reduced effective tax rate, partially offset by an increase in income before taxes. The Company’s effective tax rate fell to 29.4% for the second quarter of 2002 from 34.6% in 2001 primarily as a result of the purchase of municipal securities, which are exempt from federal taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

General

For the six months ended June 30, 2002, the Company reported net income of $2.5 million, or $0.70 per diluted share, compared to net income of $1.7 million, or $0.45 per diluted share, for the same period in 2001. Excluding the $644,000 pension termination gain, the write-downs of equity securities totaling $171,000 and the related net tax expense of $163,000, operating earnings for the first six months of 2002 were $2.2 million, or $0.62 per diluted share. Excluding the SFAS No. 133 loss of $311,000 and the associated tax benefit of $108,000, the Company’s operating earnings for the six months ended June 30, 2001 were $1.9 million, or $0.51 per diluted share. Several positive factors contributed to the improvement of 16.0% in operating earnings and 21.6% in diluted operating earnings per share in the first six months of 2002, including lower rates paid on deposits and FHLB advances and growth in average earning assets and core deposits.

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

	For the Six Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:(1)
Investments:
Mortgage-backed securities	$105,942	$3,433	6.48%	$139,732	$4,645	6.65%
U.S. Government and agency securities	24,452	482	3.94%	—	—	—
Equity securities	50,550	1,508	5.97%	48,462	1,645	6.79%
State and municipal securities(2)	20,292	738	7.27%	—	—
Loans:(3)
Residential real estate loans	284,971	9,590	6.73%	255,171	9,394	7.36%
Commercial real estate loans	47,481	1,824	7.68%	32,576	1,411	8.66%
Consumer loans	96,878	2,964	6.17%	99,105	3,774	7.68%
Commercial loans	10,809	372	6.85%	5,674	234	8.20%

Loans, net	440,139	14,750	6.70%	392,526	14,813	7.55%
Other	11,170	88	1.57%	15,936	370	4.62%

Total interest-earning assets	652,545	20,999	6.44%	596,656	21,473	7.20%

Noninterest-earning assets	38,882			36,083

Total assets	$691,427			$632,739

Interest-bearing liabilities:
Deposits:
Money market accounts	$37,493	$404	2.17%	$27,819	$413	2.99%
Savings accounts(4)	76,201	551	1.46%	68,582	645	1.90%
NOW accounts	63,807	373	1.18%	53,920	473	1.77%
Certificates of deposit(5)	164,986	2,924	3.57%	162,691	4,248	5.27%

Total interest-bearing deposits	342,487	4,252	2.50%	313,012	5,779	3.72%
Borrowings	252,302	6,227	4.91%	227,094	6,565	5.75%

Total interest-bearing liabilities	594,789	10,479	3.55%	540,106	12,344	4.61%

Demand deposits	20,423			17,288
Other noninterest-bearing liabilities	4,687			4,016

Total liabilities	619,899			561,410
Total stockholders’ equity	71,528			71,329

Total liabilities and stockholders’ equity	$691,427			$632,739

Net interest-earning assets	$57,756			$56,550

Tax equivalent net interest income/interest rate spread(6)		10,520	2.89%		9,129	2.59%

Tax equivalent net interest margin as a percentage of interest-earning assets(7)			3.22%			3.06%

Ratio of interest earning assets to interest-bearing liabilities			109.71%			110.47%

Less: tax equivalent adjustment(2)		(251)			—

Net interest income as reported on income statement		$10,269			$9,129

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)
State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.

(3)
Amount is net of deferred loan origination fees, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(4)	Savings accounts include mortgagors’ escrow deposits.
(5)	Certificates of deposit include brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended June 30, 2002 compared to 2001
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets:
Mortgage-backed securities	$(1,098)	$(114)	$(1,212)
U.S. Government and agency securities	482	—	482
Equity securities	69	(206)	(137)
State and municipal securities(1)	738	—	738
Loans:
Residential real estate loans	1,043	(847)	196
Commercial real estate loans	587	(174)	413
Consumer loans	(83)	(727)	(810)
Commercial loans	182	(44)	138

Total loans	1,729	(1,792)	(63)
Other	(88)	(194)	(282)

Total interest-earning assets	$1,832	$(2,306)	$(474)

Interest-bearing liabilities:
Deposits:
Money market accounts	$122	$(131)	$(9)
Savings accounts(2)	66	(160)	(94)
NOW accounts	77	(177)	(100)
Certificates of deposit(3)	59	(1,383)	(1,324)

Total deposits	324	(1,851)	(1,527)
Borrowings	683	(1,021)	(338)

Total interest-bearing liabilities	1,007	(2,872)	(1,865)

Increase in net interest income(4)	$825	$566	$1,391

(1)	The changes in state and municipal income are reflected on a tax equivalent basis.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	Includes interest on brokered certificates of deposit.
(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, totaled $10.5 million for the six months ended June 30, 2002, an increase of $1.4 million, or 15.2%, compared to $9.1 million for the same period in 2001, mainly driven by net interest margin expansion and growth in average interest-earning assets. Net interest margin, on a tax equivalent basis, improved by 16 basis points to 3.22% for the first six months of 2002 from the same period in 2001, reflecting lower funding costs and an increase in average lower-cost core deposits. These factors were offset to some extent by higher average borrowings to fund balance sheet growth and reduced yields on interest-earning assets.

Interest and dividend income, on a tax equivalent basis, declined $474,000, or 2.2%, to $21.0 million for the six months ended June 30, 2002, compared to the same period last year mainly reflecting a decrease in the yield on interest-earning assets partially offset by growth in average interest-earning assets. The yield on interest-earning assets declined 76 basis points to 6.44% in the six months ended June 30, 2002, mainly as a result of the lower interest rate environment which led to reduced yields on new assets, as well as the repricing of a portion of the Company’s existing assets. Average interest-earning assets totaled $652.5 million for the first six months of 2002 compared to $596.7 million for the same period last year, representing an increase of $55.8 million, or 9.4%. Average loans increased $47.6 million, or 12.1%, primarily due to strong loan origination and refinancing volumes partially offset by amortization and prepayments of the existing portfolio. The increase in the average balances of agency and municipal securities totaling $44.7 million reflects purchases in the fourth quarter of 2001 and the first quarter of 2002. Average mortgage-backed securities fell $33.8 million to $105.9 million for the second quarter of 2002 primarily reflecting normal amortization and prepayments.

Total interest expense declined $1.9 million, or 15.1%, to $10.5 million for the six months ended June 30, 2002 from $12.3 million for the same period in 2001 resulting primarily from lower rates paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities to fund balance sheet growth and share repurchases. Rates paid on interest-bearing liabilities fell 1.06% to 3.55% for the first six months of 2002, largely reflecting a significant reduction in market interest rates and growth in lower-cost core deposits. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings and the repricing of a portion of the Company’s outstanding deposits and FHLB advances. Average interest-bearing liabilities rose $54.7 million, or 10.1% to $594.8 million for the six months ended June 30, 2002 from $540.1 million for the same period in 2001 reflecting strong growth in core deposits and increased dependence on FHLB advances.

Provision for Loan Losses

The Company’s provision for loan losses increased $267,000 to $352,000 for the six months ended June 30, 2002 from $85,000 for the same period in 2001. This increase was due to several factors including stronger loan growth, changes to loan concentrations including increases in commercial and commercial mortgage loans and the reclassification of several loans to lower credit grades due to delinquency.

The allowance for loan losses is maintained through provisions for loan losses. Management of the Company assesses the adequacy of the allowance for loan losses based on known and inherent risks in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover loan losses inherent in the portfolio or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial real estate, multi-family, commercial, construction and development or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based upon judgments different from management.

Other Income

Excluding the effect of the equity securities write-downs totaling $171,000 in the second quarter of 2002, total other income declined $64,000, or 3.4%, to $1.8 million for the six months ended June 30, 2002 from $1.9 million for the same period in 2001. The reduction in other income was primarily due to lower gains on sales of securities and loans and reduced covered call option income.

Other Expenses

Excluding the $644,000 pension termination gain, other expenses increased $597,000, or 7.5%, to $8.6 million for the first six months of 2002 compared to $8.0 million for the 2001 period, mainly due to higher salary and benefit expenses, partially offset by lower marketing, professional services and other expenses. Total salary and benefits, exclusive of the $644,000 pension termination gain, grew $779,000, or 19.0%, to $4.9 million for the six months ended June 30, 2002, reflecting costs associated with increased staffing levels as a result of the acquisition of Keyes & Mattson Insurance Agency in November 2001, new employees hired to support the general growth of the Company, higher employee stock ownership plan expenses related to an increase in the Company’s average share price and standard wage increases. Marketing expenses fell $73,000, or 19.6%, to $300,000 for the first six months of 2002 as a result of promotional activities during 2001 in connection with the opening of a new branch and the relocation of an existing facility. Professional services expenses declined $75,000, or 14.8%, reflecting costs incurred in 2001 in connection with insurance acquisition activities as well as lower annual meeting and annual report expenses. Other expenses decreased $75,000, or 5.1%, mainly due to lower investor-related expenses, declining servicing expenses associated with the purchased loan portfolio as a result of significant payoffs and the elimination of goodwill expense in 2002 as a result of the Company’s adoption of SFAS No. 142, effective January 1, 2002.

Income Taxes

Excluding the effect of the 2002 net tax expense of $163,000 associated with the $644,000 pension termination gain and write-downs of securities totaling $171,000, income tax expense decreased $138,000, or 13.2%, to $907,000 for the six months ended June 30, 2002 compared to the same period in 2001. The decrease in income taxes was primarily attributable to a reduced effective tax rate, partially offset by an increase in income before taxes. The Company’s effective tax rate fell to 29.6% for the six months ended June 30, 2002 from 35.7% in 2001, primarily as a result of the purchase of municipal securities, which are exempt from federal taxes.

Liquidity

Liquidity and funding strategies are the responsibility of the Asset/Liability Management Committee (the “ALCO”). The ALCO is responsible for establishing liquidity targets and implementing strategies to meet desired goals. Liquidity is measured by the Bank’s ability to raise cash within 30 days at a reasonable cost and with a minimum of loss. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investment securities and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are the origination of loans, primarily residential one-to four-family mortgage loans and consumer loans, mainly home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans, and other types of consumer loans, as well as the purchase of mortgage-backed, agency, municipal and equity securities. During the six months ended June 30, 2002, the Bank’s loan originations totaled $85.3 million. At June 30, 2002, the Bank’s investments in debt and equity securities totaled $185.8 million. During the six months ended June 30, 2002, total deposits increased $46.1 million, including the issuance of $22.6 of brokered certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At June 30, 2002, the Bank had $248.9 million of FHLB borrowings.

Outstanding loan commitments totaled $25.9 million at June 30, 2002. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2002, totaled $98.6 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The primary sources of funding for Woronoco Bancorp (the “Corporation”), the holding company for Woronoco Savings Bank (the “Bank”), are dividend payments from the Bank, and, to a lesser extent, earnings on deposits of the Corporation. Dividend payments by the Bank have primarily been used to pay dividends and fund stock repurchase programs. The Bank’s ability to pay dividends and other capital distributions to the Corporation is generally limited by the Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends, which are otherwise permissible by regulation for safety and soundness reasons.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets. Management believes, as of June 30, 2002, that the Bank met all capital adequacy requirements to which it was subject. As of June 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2002 and December 31, 2001 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of June 30, 2002:
Total Capital to Risk Weighted Assets
Company	$70,747	15.5%	N/A	N/A	N/A	N/A
Bank	$58,873	13.0%	$36,342	8.0%	$45,427	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$67,732	14.9%	N/A	N/A	N/A	N/A
Bank	$55,858	12.3%	$18,171	4.0%	$27,256	6.0%
Tier 1 Capital to Average Assets
Company	$67,732	9.7%	N/A	N/A	N/A	N/A
Bank	$55,858	8.0%	$27,803	4.0%	$34,754	5.0%

As of December 31, 2001:
Total Capital to Risk Weighted Assets
Company	$68,973	15.4%	N/A	N/A	N/A	N/A
Bank	$57,930	13.0%	$35,779	8.0%	$44,724	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$66,272	14.8%	N/A	N/A	N/A	N/A
Bank	$55,229	12.3%	$17,890	4.0%	$26,835	6.0%
Tier 1 Capital to Average Assets
Company	$66,272	10.2%	N/A	N/A	N/A	N/A
Bank	$55,229	8.5%	$26,016	4.0%	$32,520	5.0%

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2001. There have been no material changes in the Company’s market risk since December 31, 2001.

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

Item 2.     Changes in Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

a.  An annual meeting of shareholders of the Company was held on April 26, 2002 (the “Annual Meeting”).

b.  Not applicable.

c.  The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.  Election of directors for a three-year term.

Director Nominees Elected For Three Year Term:	For	Withheld
William G. Aiken	2,866,200	66,833
Joseph M. Houser, Jr.	2,865,908	67,125
Norman H. Storey	2,852,854	80,179

2.  The ratification of the appointment of Wolf & Company, P.C. as independent auditors of Woronoco Bancorp, Inc. for the fiscal year ending December 31, 2002.

For	Against	Abstain
2,891,255	41,160	618

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

(a)  Exhibits

3.1	Certificate of Incorporation of Woronoco Bancorp, Inc.(1)

3.2	Amended Bylaws of Woronoco Bancorp, Inc.(2)

4.0	Stock Certificate of Woronoco Bancorp, Inc.(1)

10.1	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Cornelius D. Mahoney

10.2	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Agostino J. Calheno

10.3	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Debra L. Murphy

10.4	Woronoco Savings Bank Directors’ Retirement Plan

11.0	Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1—Earnings Per Share)

99.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(2)	Incorporated by reference into this document from the Exhibit filed with the Company’s Form 10-Q on November 14, 2001.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Woronoco Bancorp, Inc.

Dated: August 14, 2002	By:	/s/ CORNELIUS D. MAHONEY
Cornelius D. Mahoney Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: August 14, 2002	By:	/s/ DEBRA L. MURPHY
Debra L. Murphy Executive Vice President and Chief Financial Officer (principal financial and accounting officer)