Form 10-Q
period 2002-09-30
WORONOCO BANCORP INC
filed 2002-11-14
CIK 1072886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes	☒	No	☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

          The issuer had 3,580,669 shares of common stock, par value $0.01 per share, outstanding as of November 5, 2002.

WORONOCO BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	Unaudited September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$18,086	$19,883
Interest-bearing balances	651	7,326
Federal funds sold	4,375	—

Total cash and cash equivalents	23,112	27,209
Securities available for sale, at fair value	182,987	175,708
Federal Home Loan Bank stock, at cost	13,795	13,750
Loans held for sale	15,190	—
Loans, net of allowance for loan losses ($3,144 at September 30, 2002 and $2,701 at December 31, 2001)	457,877	427,409
Other real estate owned, net	—	—
Premises and equipment, net	10,578	11,172
Accrued interest receivable	3,836	3,036
Goodwill and other intangible assets, net	1,902	1,923
Net deferred tax asset	—	1,362
Cash surrender value of life insurance	2,556	2,412
Other assets	5,826	4,025

Total assets	$717,659	$668,006

Liabilities and Stockholders’ Equity
Deposits	$370,268	$336,060
Short-term borrowings	42,000	44,041
Long-term debt	222,120	205,000
Mortgagors’ escrow accounts	1,245	1,130
Accrued expenses and other liabilities	8,870	11,926

Total liabilities	644,503	598,157

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; shares issued: 5,998,860 at September 30, 2002 and December 31,2001; shares outstanding: 3,592,285 at September 30, 2002 and 3,737,268 at December 31, 2001)	60	60
Additional paid-in capital	58,624	58,292
Unearned compensation	(4,167)	(4,834)
Retained earnings	43,941	41,441
Accumulated other comprehensive income	4,300	1,497
Treasury stock, at cost (2,406,575 shares at September 30, 2002 and 2,261,592 shares at December 31, 2001)	(29,602)	(26,607)

Total stockholders’ equity	73,156	69,849

Total liabilities and stockholders’ equity	$717,659	$668,006

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Thousands Except Per Share Amounts)

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,

	2002	2001	2002	2001

Interest and dividend income:
Interest and fees on loans	$7,700	$7,474	$22,450	$22,287
Interest and dividends on securities:
Interest	2,033	2,101	6,435	6,746
Dividends	801	799	2,309	2,444
Interest on federal funds sold	19	12	92	200
Other interest income	4	50	19	232

Total interest and dividend income	10,557	10,436	31,305	31,909

Interest expense:
Interest on deposits	2,004	2,734	6,256	8,513
Interest on borrowings	3,204	2,970	9,431	9,535

Total interest expense	5,208	5,704	15,687	18,048

Net interest income	5,349	4,732	15,618	13,861
Provision for loan losses	113	110	465	195

Net interest income, after provision for loan losses	5,236	4,622	15,153	13,666

Other income:
Fee income	660	611	1,849	1,795
Insurance commissions	223	114	516	358
(Loss) gain on sales, disposition and impairment of securities, net	(191)	162	(70)	505
Gain on sales of loans, net	206	—	206	70
(Loss) gain on derivative instruments and hedging activities	(1)	(14)	1	(82)
Other income	13	14	43	111

Total other income	910	887	2,545	2,757

Other expenses:
Salaries and employee benefits	2,455	2,142	6,688	6,240
Occupancy and equipment	561	504	1,674	1,597
Marketing	234	143	534	516
Professional services	320	239	751	745
Data processing	240	233	706	678
Other general and administrative	706	616	2,102	2,087

Total other expenses	4,516	3,877	12,455	11,863

Income before income tax expense	1,630	1,632	5,243	4,560
Income tax expense	514	563	1,584	1,608

Net income before cumulative effect of change in accounting principle	1,116	1,069	3,659	2,952
Cumulative effect of change in accounting principle, net of tax benefit of $92	—	—	—	(161)

Net income	$1,116	$1,069	$3,659	$2,791

Earnings per share:
Basic	$0.34	$0.30	$1.09	$0.78
Diluted	$0.31	$0.29	$1.01	$0.74
Weighted average shares outstanding:
Basic	3,327,935	3,515,910	3,354,910	3,581,826
Diluted	3,587,761	3,720,572	3,612,359	3,762,123

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2002 and 2001
(In Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2001	$60	$58,292	$(4,834)	$41,441	$1,497	$(26,607)	$69,849

Comprehensive income:
Net income	—	—	—	3,659	—	—	3,659
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	2,705	—	2,705
Net gain on derivative instruments	—	—	—	—	98	—	98

Total comprehensive income							6,462

Decrease in unearned compensation	—	299	667	—	—	—	966
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	59	—	—	—	—	59
Treasury stock reissued in connection with Company’s stock-based incentive plan (19,017 shares)	—	(26)	—	—	—	228	202
Cash dividends paid	—	—	—	(1,159)	—	—	(1,159)
Treasury stock purchased (164,000 shares)	—	—	—	—	—	(3,223)	(3,223)

Balance at September 30, 2002	$60	$58,624	$(4,167)	$43,941	$4,300	$(29,602)	$73,156

Balance at December 31, 2000	$60	$57,954	$(5,742)	$38,311	$365	$(20,189)	$70,759

Comprehensive income:
Net income	—	—	—	2,791	—	—	2,791
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	2,933	—	2,933

Total comprehensive income							5,724

Decrease in unearned compensation	—	161	655	—	—	—	816
Treasury stock reissued in connection with Company’s stock-based incentive plan (500 shares)	—	—	—	—	—	6	6
Cash dividends paid	—	—	—	(782)	—	—	(782)
Treasury stock purchased (398,746 shares)	—	—	—	—	—	(6,056)	(6,056)

Balance at September 30, 2001	$60	$58,115	$(5,087)	$40,320	$3,298	$(26,239)	$70,467

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$3,659	$2,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	465	195
Net amortization (accretion) of investments	357	(15)
Depreciation and amortization	809	729
Amortization of goodwill and other intangible assets	38	59
Employee stock ownership plan expense	595	457
Stock-based incentive plan expense	371	359
Gain on sales, disposition and impairment of securities, net	70	(505)
Gain on sale of other real estate owned	—	(4)
Gain on sales of loans, net	(206)	(70)
Proceeds from sale of loans	5,187	14,383
Changes in operating assets and liabilities:
Accrued interest receivable	(800)	134
Accrued expenses and other liabilities	(5,189)	2,527
Other, net	(1,796)	247

Net cash provided by operating activities	3,560	21,287

Cash flows from investing activities:
Proceeds from sales of securities available for sale	7,543	3,347
Purchases of securities available for sale	(31,597)	(4,993)
Principal payments on mortgage-backed securities	22,596	21,575
Purchases of Federal Home Loan Bank stock	(45)	—
Loans originations and principal collections, net	(51,164)	(42,509)
Additions to premises and equipment	(215)	(726)
Proceeds from sales of foreclosed real estate	3	65

Net cash used in investing activities	(52,879)	(23,241)

Cash flows from financing activities:
Net increase in deposits	34,208	27,444
Net decrease in short-term borrowings	(2,041)	(117,888)
Proceeds from issuance of long-term debt	17,120	100,000
Net increase in mortgagors’ escrow accounts	115	827
Cash dividends paid	(1,159)	(782)
Treasury stock purchased	(3,223)	(6,056)
Reissuance of treasury stock in connection with stock option exercises	202	6

Net cash provided by financing activities	45,222	3,551

Net (decrease) increase in cash and cash equivalents	(4,097)	1,597
Cash and cash equivalents at beginning of period	27,209	25,368

Cash and cash equivalents at end of period	$23,112	$26,965

Supplemental cash flow information:
Interest paid on deposits	$7,143	$9,314
Interest paid on borrowings	9,378	9,585
Income taxes paid	1,725	1,244
Transfer from loans to other real estate owned	3	225

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Nine Months Ended September 30, 2002

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

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$1,116	$1,069	$3,659	$2,791

Weighted average shares outstanding:
Weighted average shares outstanding	5,998,860	5,998,860	5,998,860	5,998,860
Less: unearned ESOP shares	(335,710)	(379,819)	(345,889)	(389,816)
Less: treasury shares	(2,335,215)	(2,103,131)	(2,298,061)	(2,027,218)

Basic	3,327,935	3,515,910	3,354,910	3,581,826
Effect of dilutive stock options	259,826	204,662	257,449	180,297

Diluted	3,587,761	3,720,572	3,612,359	3,762,123

Net income per share:
Basic	$0.34	$0.30	$1.09	$0.78
Diluted	$0.31	$0.29	$1.01	$0.74

4.     Dividends
On October 16, 2002, the Company declared a cash dividend of $0.125 per share payable on December 2, 2002 to shareholders of record as of the close of business on November 7, 2002.

5.     Loan commitments
Outstanding loan commitments totaled $25.8 million at September 30, 2002 compared to $27.0 million at December 31, 2001.  At September 30, 2002 and December 31, 2001, the Company had no commitments to purchase loans.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2002 and 2001, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

The Company’s assets expanded $49.7 million, or 7.4%, to $717.7 million at September 30, 2002 as compared to $668.0 million at December 31, 2001 fueled by purchases of U.S. government agency securities totaling $20.7 million, an increase of $15.2 million in loans held for sale reflecting the transfer of residential mortgage loans from portfolio in the third quarter of 2002 and growth in net loans of $30.5 million, partially offset by mortgage-backed securities principal payments totaling $22.6 million.  Total net loans rose 7.1% to $457.9 million at September 30, 2002 as compared to $427.4 million at December 31, 2001 reflecting strong loan origination and refinancing activity, partially offset by prepayments and payoffs of the existing portfolio, the transfer of $15.2 million of longer-term fixed rate residential mortgages to loans held for sale and the sale of $5.1 million of longer-term, fixed rate residential mortgages.  Loan growth was strong in the one-to four-family and commercial real estate portfolios reflecting promotional and sales activities, the favorable interest rate environment, a solid housing market and a stable local economy. As a result of historically low interest rates, particularly for longer term fixed rate mortgages, the Company committed to sell an additional $21.0 million of loans, including the $15.2 million classified as held for sale and $5.8 million in the pipeline, to reduce interest rate risk and improve liquidity.  The Company expects the sales to settle in the fourth quarter and to realize a net gain from the transactions.

The balance sheet expansion was funded primarily by growth in deposits and long term debt.  Total deposits grew $34.2 million, or 10.2%, to $370.3 million at September 30, 2002 from $336.1 million at December 31, 2001 as a result of solid demand for the Company’s core deposit products as well as the net issuance of approximately $13.5 million of additional brokered deposits.  Core deposits, excluding certificates of deposit and brokered deposits, rose $20.5 million, or 10.8%, to $209.8 million at September 30, 2002 from $189.3 million at December 31, 2001.  Long-term debt increased $17.1 million, or 8.4%, to $222.1 million as the Company took advantage of low interest rates to support the growth in the balance sheet.

Total stockholders’ equity was $73.2 million at September 30, 2002, an increase of $3.3 million, or 4.7%, compared to $69.8 million at December 31, 2001, primarily due to net income of $3.7 million, an increase of $2.7 million in the net unrealized gain on available for sale securities and a reduction of $966,000 in unearned compensation, partially offset by cash dividends of $1.2 million and the repurchase of 164,000 shares of stock at a cost of $3.2 million.

Investments
At September 30, 2002, the Company’s securities portfolio totaled $183.0 million, or 25.5% of assets, all of which was categorized as available-for-sale.  The following table sets forth information regarding the amortized cost and market values of the Company’s investment securities.

	September 30, 2002		December 31, 2001

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
Available-for-sale securities:
Equity securities:
Preferred stocks	$4,899	$4,702	$4,116	$4,147
Common stocks	13,637	10,921	12,490	12,289
Trust preferred stocks	20,013	22,486	19,600	19,586

Total equity securities	38,549	38,109	36,206	36,022

Debt securities:
Mortgage-backed:
Freddie Mac	14,091	14,866	19,689	20,323
Fannie Mae	47,951	51,471	58,771	61,299
Ginnie Mae	21,102	21,787	27,015	26,868
REMICS	5,147	5,327	5,438	5,405

Total mortgage-backed securities	88,291	93,451	110,913	113,895

Other:
U.S. agency	28,328	29,191	7,944	8,393
Municipal bonds	21,457	22,236	18,340	17,398

Total other debt securities	49,785	51,427	26,284	25,791

Total debt securities	138,076	144,878	137,197	139,686

Total available-for-sale securities	$176,625	$182,987	$173,403	$175,708

Securities available for sale balances increased $7.3 million, or 4.1%, primarily due to purchases of agency and municipal securities totaling $20.7 million and $3.1 million, respectively, and a $4.1 million increase in the unrealized gain on available for sale securities, partially offset by mortgage-backed security principal payments of $22.6 million.  The Company purchased government agency securities with original maturities of two to three years in anticipation of accelerated cash flows from the mortgage-backed securities portfolio. Management believes these securities will enhance net interest income as a result of positive interest rate spreads, position the balance sheet for expected future rate increases and improve liquidity.  These securities can also be used as collateral for certain borrowings.  The Company also invested in additional municipal bonds to capitalize on the favorable income tax treatment, attractive yields and spreads, call protection for six to ten years, significant insurance coverage and excellent credit ratings. The increase in the unrealized gain on available for sale securities mainly reflects lower market interest rates.

Lending Activities
At September 30, 2002, the Company’s net loan portfolio was $457.9 million, or 63.8%, of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	September 30, 2002		December 31, 2001

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars In Thousands)
Real estate loans
One- to four-family	$263,061	55.15%	$245,990	55.62%
Multi-family	32,393	6.79%	33,821	7.65%
Commercial	53,204	11.15%	36,221	8.19%
Construction and development	19,582	4.11%	16,145	3.65%

Total real estate loans	368,240	77.20%	332,177	75.11%

Consumer loans
Home equity loans	85,189	17.86%	84,117	19.02%
Automobile	9,207	1.93%	12,174	2.75%
Other	3,043	0.64%	3,382	0.76%

Total consumer loans	97,439	20.43%	99,673	22.53%

Commercial loans	11,304	2.37%	10,447	2.36%

Total loans	476,983	100.00%	442,297	100.00%

Less:
Unadvanced loan funds (1)	(16,722)		(13,070)
Deferred loan origination costs	760		883
Allowance for loan losses	(3,144)		(2,701)

Net loans	$457,877		$427,409

(1) Includes committed but unadvanced loan amounts.

Loan origination and refinancing volume totaled $134.4 million for the first nine months of 2002, contributing to growth in gross loans of $34.7 million, or 7.8%.  The continued strength in the Company’s level of loan closings was due to several factors including promotional and sales activities, a strong housing market, a favorable interest rate environment and a stable local economy.  Other factors affecting the Company’s outstanding gross loan balances include prepayments and amortization of the existing portfolio, the transfer of $15.2 million of longer-term fixed-rate one-to four-family residential mortgages to loans held for sale, the sale of $5.1 million of fixed rate one-to four-family residential loans and advances on commercial construction lines.

Non-performing Assets
The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

	September 30, 2002	December 31, 2001

	(Dollars in Thousands)
Nonaccruing loans:
Real estate:
One- to four- family	$880	$243
Commercial	—	—
Home equity loans	58	11
Other consumer	13	290
Commercial loans	12	12

Total	963	556
Other real estate owned, net (1)	—	—

Total non-performing assets	963	556
Troubled debt restructurings	—	—

Troubled debt restructurings and total non-performing assets	$963	$556

Total non-performing loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.21%	0.13%
Total non-performing assets and troubled debt restructurings as a percentage of total assets (3)	0.13%	0.08%

(1)	Other real estate owned balances are shown net of related allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs
(3)

Non-performing assets consist of nonperforming loans and other real estate owned, net. Non-performing loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The Company experienced an increase of $637,000 in one- to four- family residential real estate non-accrual loans during the nine months ended September 30, 2002 from December 31, 2001 as several loans became past due for ninety days or more. These loans are fully secured by real estate. Other consumer non-accrual loans declined $277,000 to $13,000 at September 30, 2002, as the Company used the proceeds from the liquidation of pledged stock collateral to payoff in full two consumer non-accrual loans totaling $290,000.

Allowance for Loan Losses

Management prepares a loan loss sufficiency analysis on a quarterly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios of loans in portfolio, impairments in the loan portfolio, historical loan loss experience and other relevant factors.  This analysis is compared to actual losses, peer group data and economic trends and conditions. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations.

The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in its loan portfolio based on management’s on-going evaluation of the risks inherent in its loan portfolio, consideration of trends in delinquency and impaired loans, the amount of charge-offs and recoveries, volume of loans, changes in risk selection, credit concentrations, national and regional economies and the real estate market in the Company’s primary lending area. The Company believes that the current allowance for loan losses accurately reflects the level of risk in the current loan portfolio.  The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans in accordance with SFAS No. 114.  In accordance with SFAS No. 114, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value.  A loan is recognized as impaired when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement.  A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay.  Impairment can be measured based on present value of the expected future principal and interest cash flows discounted at the loan’s effective interest rate or the Company may measure impairment based on a loan’s observable market price or the fair market value of the collateral, if the loan is collateral dependent.  Larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential real estate mortgages, home equity loans and consumer and installment loans, are not included within the scope of SFAS No. 114.

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

The following table sets forth activity in the allowance for loan losses for the periods set forth.

	At or for the Nine Months Ended September 30,

	2002	2001

	(Dollars in Thousands)

Allowance for loan losses, beginning of period	$2,701	$2,590
Charged-off loans:
Real estate	—	—
Consumer	84	85

Total charged-off loans	84	85

Recoveries on loans previously charged-off:
Real estate	34	9
Commercial	4	—
Consumer	24	20

Total recoveries	62	29

Net loans charged-off	22	56
Provision for loan losses	465	195

Allowance for loan losses, end of period	$3,144	$2,729

Net loans charged-off to average interest-earning loans	0.01%	0.02%
Allowance for loan losses to total loans (1)	0.68%	0.63%
Allowance for loan losses to non-performing loans and troubled debt restructurings (2)	326.48%	5149.06%
Net loans charged-off to allowance for loan losses	0.93%	2.74%
Recoveries to charge-offs	73.81%	34.12%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)

Nonperforming loans consist of nonaccruing loans and all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits
The following table sets forth the distribution of deposit accounts for the periods indicated.

	September 30, 2002		December 31, 2001

	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits

	(Dollars In Thousands)
Demand deposits	$23,478	6.34%	$20,077	5.97%
Savings	76,929	20.78%	71,490	21.27%
Money market	42,013	11.35%	34,289	10.20%
NOW	67,390	18.20%	63,426	18.87%
Brokered deposits	43,107	11.64%	29,630	8.82%
Certificates of deposit	117,351	31.69%	117,148	34.87%

Total deposits	$370,268	100.00%	$336,060	100.00%

Core deposits, which excludes brokered deposits and certificates of deposit, increased $20.5 million, or 10.8%, to $209.8 million at September 30, 2002 from $189.3 million at December 31, 2001.  The strong growth in core deposit balances reflects aggressive marketing efforts.  Brokered deposits grew $13.5 million to $43.1 million at September 30, 2002 resulting from the net issuance of certificates of deposit.  The Company utilizes brokered certificates of deposit to support asset growth when such instruments bear an attractive rate as compared to alternative funding sources.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

General
The Company reported net income of $1.1 million, or $0.31 per diluted share, for the quarter ended September 30, 2002 compared to net income of $1.1 million, or $0.29 per diluted share, for the same period in 2001.  Excluding write-downs of certain equity securities totaling $297,000, a gain of $206,000 from the sale of mortgage loans and the net tax benefit of $27,000 related to these items, net income for the third quarter of 2002 would have been $1.2 million, or $0.33 per diluted share.   Net income per diluted share, adjusted for these items, improved $0.04, or 13.8%, to $0.33 in the third quarter of 2002 from $0.29 for the same period in 2001 mainly reflecting growth in average interest-earning assets and core deposits, net interest margin expansion and higher fee income and insurance commissions, offset somewhat by increased other expenses.

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

	For the Three Months Ended September 30,

	2002			2001

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(Dollars in Thousands)
Interest-earning assets: (1)
Investments:
Mortgage-backed securities	$96,690	$1,536	6.35%	$128,407	$2,101	6.54%
U.S. Government and agency securities	28,924	250	3.46%	—	—	—
Equity securities	50,868	801	6.30%	50,495	799	6.33%
State and municipal securities (2)	21,501	374	6.96%	—	—	—
Loans: (3)
Residential real estate loans	297,815	4,927	6.62%	273,485	4,891	7.15%
Commercial real estate loans	57,869	1,079	7.46%	36,751	735	8.00%
Consumer loans	96,787	1,498	6.14%	100,944	1,694	6.66%
Commercial loans	11,480	196	6.68%	8,226	154	7.33%

Loans, net	463,951	7,700	6.64%	419,406	7,474	7.13%
Other	6,710	23	1.34%	8,150	62	2.98%

Total interest-earning assets	668,644	10,684	6.39%	606,458	10,436	6.88%

Noninterest-earning assets	39,240			34,559

Total assets	$707,884			$641,017

Interest-bearing liabilities:
Deposits:
Money market accounts	$41,633	$207	1.97%	$30,292	$210	2.75%
Savings accounts (4)	78,632	193	0.97%	71,087	337	1.88%
NOW accounts	65,797	179	1.08%	60,061	248	1.64%
Certificates of deposit (5)	163,604	1,425	3.46%	165,822	1,939	4.64%

Total interest-bearing deposits	349,666	2,004	2.27%	327,262	2,734	3.31%
Borrowings	257,595	3,204	4.87%	220,157	2,970	5.28%

Total interest-bearing liabilities	607,261	5,208	3.40%	547,419	5,704	4.13%

Demand deposits	22,326			17,980
Other noninterest-bearing liabilities	4,648			3,622

Total liabilities	634,235			569,021
Total stockholders’ equity	73,649			71,996

Total liabilities and stockholders’ equity	$707,884			$641,017

Net interest-earning assets	$61,383			$59,039

Tax equivalent net interest income/interest rate spread (6)		5,476	2.99%		4,732	2.75%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.28%			3.12%

Ratio of interest-earning assets to interest-bearing liabilities			110.11%			110.78%

Less: tax equivalent adjustment (2)		(127)			—

Net interest income as reported on income statement		$5,349			$4,732

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
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

	Three Months Ended September 30, 2002 compared to 2001

	Increase (Decrease) Due to

	Volume	Rate	Net

	(In Thousands)
Interest-earning assets:
Mortgage-backed securities	$(506)	$(59)	$(565)
U.S. Government and agency securities	250	—	250
Equity securities	6	(4)	2
State and municipal securities (1)	374	—	374
Loans:
Residential real estate loans	418	(382)	36
Commercial real estate loans	397	(53)	344
Consumer loans	(68)	(128)	(196)
Commercial loans	57	(15)	42

Total loans	804	(578)	226
Other	(10)	(29)	(39)

Total interest-earning assets	$918	$(670)	$248

Interest-bearing liabilities:
Deposits:
Money market accounts	$66	$(69)	$(3)
Savings accounts (2)	33	(177)	(144)
NOW accounts	22	(91)	(69)
Certificates of deposit (3)	(26)	(488)	(514)

Total deposits	95	(825)	(730)
Borrowings	478	(244)	234

Total interest-bearing liabilities	573	(1,069)	(496)

Increase in net interest income (4)	$345	$399	$744

(1)	The changes in state and municipal income are reflected on a tax equivalent basis.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	Includes interest on brokered certificates of deposit.
(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, totaled $5.5 million for the three months ended September 30, 2002, an increase of $744,000, or 15.7%, compared to $4.7 million for the same period in 2001, mainly driven by growth in average interest-earning assets and improvement in the net interest margin.  Net interest margin, on a tax equivalent basis, expanded by 16 basis points to 3.28% for the third quarter of 2002 from the same period in 2001 largely resulting from the lower cost of average interest-bearing liabilities, partially offset by higher average borrowings to fund balance sheet growth and reduced yields on average interest-earning assets. The reduced yields earned and rates paid for the period were principally due to the lower interest rate environment.

Interest and dividend income, on a tax equivalent basis, rose $248,000, or 2.4%, to $10.7 million for the three months ended September 30, 2002 compared to $10.4 million for the same period last year, mainly reflecting growth in average interest-earning assets partially offset by a decrease in the yield on average interest-earning assets. Average interest-earning assets totaled $668.6 million for the third quarter of 2002 compared to $606.5 million for the same period last year, an increase of $62.1 million, or 10.3%.  Average loans increased $44.5 million, or 10.6%, primarily due to strong one-to four-family residential real estate and commercial real estate loan origination and refinancing volume, somewhat mitigated by amortization and prepayments of the existing portfolio.  The higher levels of refinancing and prepayment activity were due in part to the lower interest rate environment.  The increase in the average balances of agency and municipal securities totaling $50.4 million reflects purchases in the fourth quarter of 2001 and first quarter of 2002.  Average mortgage-backed securities fell $31.7 million to $96.7 million for the third quarter of 2002, primarily reflecting normal amortization and prepayments.  The yield on average interest-earning assets declined 49 basis points to 6.39% in the three months ended September 30, 2002, mainly as a result of the lower interest rate environment which led to reduced yields on new assets as well as the repricing of a portion of the Company’s existing assets.

Total interest expense declined $496,000, or 8.7%, to $5.2 million for the three months ended September 30, 2002 from $5.7 million for the same period in 2001, resulting primarily from lower rates paid on average interest-bearing liabilities, partially offset by growth in average borrowings to fund balance sheet growth and share repurchases. Rates paid on average interest-bearing liabilities fell 73 basis points to 3.40% for the third quarter of 2002, largely reflecting a significant reduction in market interest rates.  The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings and the repricing of a portion of the Company’s outstanding deposits and FHLB advances. Average interest-bearing liabilities rose $59.9 million, or 10.9% to $607.3 million for the three months ended September 30, 2002 from $547.4 million for the same period in 2001 reflecting strong growth in core deposits and an increase in FHLB advances.

Provision for Loan Losses
The provision for loan losses was $113,000 for the third quarter of 2002 compared to $110,000 for the same period in 2001.  The Company’s provision for loan losses was stable during the periods as a result of similar changes to loan concentrations, including increases in commercial and commercial real estate loans, and comparable reductions in non-performing loans.  The allowance for loan losses is maintained through provisions for loan losses.

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

Other Income
During the third quarter of 2002, the Company recognized a gain of $206,000 from the sale of residential mortgage loans and write-downs of equity securities totaling $297,000.  Excluding these items, total other income rose $114,000, or 12.9%, to $1.0 million for the three months ended September 30, 2002 from $887,000 in the third quarter of 2001 primarily due to higher fee income and insurance commissions, partially offset by lower realized gains on sales of securities.  Fee income increased $49,000, or 8.0%, to $660,000 in the third quarter of 2002 from $611,000 in the same period in 2001 reflecting strong expansion in core deposit balances.  Insurance commissions totaled $223,000 for the three months ended September 30, 2002, an increase of $109,000, or 95.6%, compared to $114,000 in the third quarter of 2001 mainly resulting from the effect of the November 2001 acquisition of Keyes and Mattson Insurance Agency and new customers obtained in 2002 as a result of successful marketing and business development efforts.

Other Expenses
Other expenses rose $639,000, or 16.5%, to $4.5 million for the third quarter of 2002 compared to $3.9 million for the 2001 period mainly due to increases in several categories of expenses including salaries and benefits, occupancy and equipment, marketing, professional services and other.  Total salaries and benefits grew $313,000, or 14.6%, to $2.5 million for the third quarter of 2002 reflecting costs associated with increased staffing levels as a result of the acquisition of Keyes & Mattson Insurance Agency in November 2001, new employees hired to support the general growth of the Company, higher employee stock ownership plan expenses related to an increase in the Company’s average share price and standard wage increases.  Occupancy and equipment costs rose $57,000, or 11.3%, to $561,000 for the three months ended September 30, 2002 primarily due to the impact of an office obtained as part of the November 2001 acquisition of Keyes & Mattson Insurance Agency and increased depreciation costs related to additional investments in technology and other capital assets.  Marketing expenses expanded $91,000, or 63.6%, to $234,000 for the third quarter of 2002 as a result of increased promotional activities.  Professional service costs were up $81,000, or 33.9%, to $320,000 largely resulting from expenses related to the establishment of a new, directors’ retirement plan. Other expenses increased $90,000, or 14.6%, to $706,000 mainly due to costs associated with the Company’s larger deposit base and higher investor relations expenses.

Income Taxes
The Company’s income tax expense for the third quarter of 2002 included the net tax benefit of $29,000 associated with write-downs of equity securities totaling $297,000 and the gain of $206,000 from loan sales. Excluding this benefit, income tax expense decreased $20,000, or 3.6%, to $543,000 for the third quarter of 2002 compared to the same period in 2001.  The decrease in income taxes was primarily attributable to a reduced effective tax rate, partially offset by an increase in income before taxes.  The Company’s effective tax rate fell to 31.5% for the third quarter of 2002 from 34.5% in 2001 primarily as a result of the purchase of municipal securities, which are exempt from federal taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

General
For the nine months ended September 30, 2002, the Company reported net income of $3.7 million, or $1.01 per diluted share, compared to net income of $2.8 million, or $0.74 per diluted share, for the same period in 2001.  Excluding a $644,000 pension termination gain, write-downs of equity securities totaling $468,000, a gain of $206,000 from the sale of mortgage loans and the related net tax expense of $117,000, net income for the first nine months of 2002 would have been $3.4 million, or $0.94 per diluted share.  Excluding a loss of $311,000 recognized as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and an associated tax benefit of $108,000, the Company’s net income for the nine months ended September 30, 2001 would have been $3.0 million, or $0.80 per diluted share.  Net income per diluted share, adjusted for these items, improved $0.14, or 17.5%, to $0.94 for the nine months ended September 30, 2002 from $0.80 for the same period in 2001 reflecting lower rates paid on deposits and FHLB advances, growth in average earning assets and lower-cost core deposits and higher fee income and insurance commissions, partially offset by increased provision for loan losses and other expenses.

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

	For the Nine Months Ended September 30,

	2002			2001

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(Dollars in Thousands)
Interest-earning assets: (1)
Investments:
Mortgage-backed securities	$102,824	$4,969	6.44%	$135,915	$6,746	6.62%
U.S. Government and agency securities	25,959	732	3.76%	—	—	—
Equity securities	50,657	2,309	6.08%	49,148	2,444	6.63%
State and municipal securities (2)	20,700	1,112	7.16%	—	—	—
Loans: (3)
Residential real estate loans	289,200	14,517	6.69%	261,379	14,285	7.29%
Commercial real estate loans	51,081	2,903	7.58%	33,945	2,146	8.43%
Consumer loans	96,847	4,462	6.16%	99,725	5,468	7.33%
Commercial loans	11,035	568	6.79%	6,535	388	7.83%

Loans, net	448,163	22,450	6.68%	401,584	22,287	7.40%
Other	9,667	111	1.51%	13,312	432	4.28%

Total interest-earning assets	657,970	31,683	6.42%	599,959	31,909	7.09%

Noninterest-earning assets	39,004			34,882

Total assets	$696,974			$634,841

Interest-bearing liabilities:
Deposits:
Money market accounts	$38,888	$611	2.10%	$28,653	$623	2.91%
Savings accounts (4)	77,032	744	1.29%	69,426	982	1.89%
NOW accounts	64,467	552	1.14%	55,989	721	1.72%
Certificates of deposit (5)	164,521	4,349	3.53%	163,746	6,187	5.05%

Total interest-bearing deposits	344,908	6,256	2.43%	317,814	8,513	3.58%
Borrowings	254,086	9,431	4.89%	224,756	9,535	5.59%

Total interest-bearing liabilities	598,994	15,687	3.50%	542,570	18,048	4.45%

Demand deposits	21,065			16,841
Other noninterest-bearing liabilities	4,673			3,876

Total liabilities	624,732			563,287
Total stockholders’ equity	72,242			71,554

Total liabilities and stockholders’ equity	$696,974			$634,841

Net interest-earning assets	$58,976			$57,389

Tax equivalent net interest income/interest rate spread (6)		15,996	2.92%		13,861	2.64%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.24%			3.08%

Ratio of interest earning assets to interest-bearing liabilities			109.85%			110.58%

Less: tax equivalent adjustment (2)		(378)			—

Net interest income as reported on income statement		$15,618			$13,861

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
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

	Nine Months Ended September 30, 2002 compared to 2001

	Increase (Decrease) Due to

	Volume	Rate	Net

	(In Thousands)
Interest-earning assets:
Mortgage-backed securities	$(1,603)	$(174)	$(1,777)
U.S. Government and agency securities	732	—	732
Equity securities	73	(208)	(135)
State and municipal securities (1)	1,112	—	1,112
Loans:
Residential real estate loans	1,450	(1,218)	232
Commercial real estate loans	992	(235)	757
Consumer loans	(154)	(852)	(1,006)
Commercial loans	238	(58)	180

Total loans	2,526	(2,363)	163
Other	(95)	(226)	(321)

Total interest-earning assets	$2,745	$(2,971)	$(226)

Interest-bearing liabilities:
Deposits:
Money market accounts	$188	$(200)	$(12)
Savings accounts (2)	99	(337)	(238)
NOW accounts	98	(267)	(169)
Certificates of deposit (3)	29	(1,867)	(1,838)

Total deposits	414	(2,671)	(2,257)
Borrowings	1,165	(1,269)	(104)

Total interest-bearing liabilities	1,579	(3,940)	(2,361)

Increase in net interest income (4)	$1,166	$969	$2,135

(1)	The changes in state and municipal income are reflected on a tax equivalent basis.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	Includes interest on brokered certificates of deposit.
(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, totaled $16.0 million for the nine months ended September 30, 2002, an increase of $2.1 million, or 15.4%, compared to $13.9 million for the same period in 2001, mainly driven by net interest margin expansion and growth in average interest-earning assets.  Net interest margin, on a tax equivalent basis, improved by 16 basis points to 3.24% for the first nine months of 2002 from the same period in 2001, largely due to lower funding costs, offset to some extent by higher average borrowings to fund balance sheet growth and reduced yields on interest-earning assets.

Interest and dividend income, on a tax equivalent basis, declined $226,000, or 0.7%, to $31.7 million for the nine months ended September 30, 2002, compared to the same period last year, mainly reflecting a decrease in the yield on interest-earning assets partially offset by growth in average interest-earning assets.  The yield on interest-earning assets declined 67 basis points to 6.42% in the nine months ended September 30, 2002, mainly as a result of the lower interest rate environment which led to reduced yields on new assets, as well as the repricing of a portion of the Company’s existing assets.  Average interest-earning assets totaled $658.0 million for the first nine months of 2002 compared to $600.0 million for the same period last year, representing an increase of $58.0 million, or 9.7%.  Average loans increased $46.6 million, or 11.6%, primarily due to strong one-to four-family residential real estate and commercial real estate loan origination and refinancing volume, somewhat mitigated by amortization and prepayments of the existing portfolio.  The higher levels of refinancing and prepayment activity were due in part to the lower interest rate environment. The increase in the average balances of agency and municipal securities totaling $46.7 million reflects purchases in the fourth quarter of 2001 and the first quarter of 2002.  Average mortgage-backed securities fell $33.1 million to $102.8 million for the first nine months of 2002 primarily reflecting normal amortization and prepayments.

Total interest expense declined $2.3 million, or 13.1%, to $15.7 million for the nine months ended September 30, 2002 from $18.0 million for the same period in 2001 resulting primarily from lower rates paid on interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities to fund balance sheet growth and share repurchases.  Rates paid on interest-bearing liabilities fell 95 basis points to 3.50% for the first nine months of 2002, largely reflecting a significant reduction in market interest rates and, to a lesser extent, growth in lower-cost core deposits. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings and the repricing of a portion of the Company’s outstanding deposits and FHLB advances. Average interest-bearing liabilities rose $56.4 million, or 10.4% to $599.0 million for the nine months ended September 30, 2002 from $542.6 million for the same period in 2001 reflecting strong growth in core deposits and an increase in FHLB advances.

Provision for Loan Losses
The Company’s provision for loan losses increased $270,000 to $465,000 for the nine months ended September 30, 2002 from $195,000 for the same period in 2001.  This increase was due to several factors including stronger loan growth, changes to loan concentrations including increases in commercial and commercial mortgage loans and the reclassification of several residential 1-4 family mortgage loans to lower credit grades due to delinquency.

Other Income
Excluding the $206,000 gain on sales of loans and the write-downs of equity securities totaling $468,000 in the first nine months of 2002, total other income rose $50,000, or 1.8%, to $2.8 million for the nine months ended September 30, 2002 from the same period in 2001.   The expansion in other income was primarily due to higher fee income and insurance commissions, partially offset by lower realized gains on sales of securities and covered call option income.  Fee income increased $54,000, or 3.0%, to $1.8 million for the first nine months of 2002 compared to the same period in 2001 reflecting expansion in core deposit balances.  Insurance commissions totaled $516,000 for the nine months ended September 30, 2002, an increase of $158,000, or 44.1%, compared to $358,000 in the third quarter of 2001 mainly resulting from the effect of the November

2001 acquisition of Keyes and Mattson Insurance Agency and new customers obtained in 2002 as a result of successful marketing and business development efforts.

Other Expenses
Excluding the $644,000 pension termination gain, other expenses increased $1.2 million, or 10.4%, to $13.1 million for the first nine months of 2002 compared to $11.9 million for the 2001 period, mainly as a result of higher salaries and benefits, and to a lesser extent, occupancy and equipment costs.  Total salary and benefits, exclusive of the $644,000 pension termination gain, grew $1.1 million, or 17.5%, to $7.3 million for the nine months ended September 30, 2002, reflecting costs associated with increased staffing levels as a result of the acquisition of Keyes & Mattson Insurance Agency in November 2001, new employees hired to support the general growth of the Company, higher employee stock ownership plan expenses related to an increase in the Company’s average share price and standard wage increases.  Occupancy and equipment costs rose $77,000, or 4.8%, to $1.7 million in the first nine months of 2002 primarily due to an office obtained as part of the November 2001 acquisition of Keyes & Mattson Insurance Agency and increased depreciation costs related to additional investments in technology and other capital assets.

Income Taxes
In 2002, the Company recorded a net tax expense of $117,000 associated with the $644,000 pension termination gain, the gain of $206,000 on the sale of loans and write-downs of securities totaling $468,000. During 2001, the Company recognized a tax benefit of $108,000 associated with the adoption of SFAS No. 133.  Excluding these items, income tax expense decreased $249,000, or 14.5%, to $1.5 million for the nine months ended September 30, 2002 compared to the same period in 2001.  The decrease in income taxes was primarily attributable to a reduced effective tax rate, partially offset by an increase in income before taxes.  The Company’s effective tax rate fell to 30.2% for the nine months ended September 30, 2002 from 35.2% in 2001, primarily as a result of the purchase of municipal securities, which are exempt from federal taxes.

Liquidity
Liquidity and funding strategies are the responsibility of the Bank’s Asset/Liability Management Committee (the “ALCO”).  The ALCO is responsible for establishing liquidity targets and implementing strategies to meet desired goals.  Liquidity is measured by the Bank’s ability to raise cash within 30 days at a reasonable cost and with a minimum of loss.  The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investment securities and borrowings from the FHLB-Boston.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are the origination of loans, primarily residential one-to four-family mortgage loans and consumer loans, mainly home equity loans and lines of credit, and, to a lesser extent, multi-family and commercial real estate loans, construction and development loans, commercial business loans, and other types of consumer loans, as well as the purchase of mortgage-backed, agency, municipal and equity securities.  During the nine months ended September 30, 2002, the Bank’s loan originations totaled $134.4 million. At September 30, 2002, the Bank’s investments in debt and equity securities totaled $183.0 million. During the nine months ended September 30, 2002, total deposits increased $34.2 million, including the net issuance of approximately $13.5 million of brokered certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors.  The Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances.  At September 30, 2002, the Bank had $264.0 million of FHLB borrowings.

Outstanding loan commitments totaled $25.8 million at September 30, 2002.  Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2002, totaled $86.6 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.  From time to time, the Bank will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The primary sources of funding for Woronoco Bancorp, Inc. (the “Corporation”), the holding company for the Bank, are dividend payments from the Bank, and, to a lesser extent, earnings on deposits of the Corporation.  Dividend payments by the Bank have primarily been used to pay dividends and fund stock repurchase programs.  The Bank’s ability to pay dividends and other capital distributions to the Corporation is generally limited by the Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation.  Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends, which are otherwise permissible by regulation, for safety and soundness reasons.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets and to average assets.  Management believes, as of September 30, 2002, that the Bank met all capital adequacy requirements to which it was subject.  As of September 30, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2002 and December 31, 2001 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)
As of September 30, 2002:
Total Capital to Risk Weighted Assets
Company	$68,067	15.0%	N/A	N/A	N/A	N/A
Bank	$59,147	13.1%	$36,242	8.0%	$45,302	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$64,923	14.3%	N/A	N/A	N/A	N/A
Bank	$56,003	12.4%	$18,121	4.0%	$27,181	6.0%
Tier 1 Capital to Average Assets
Company	$64,923	9.3%	N/A	N/A	N/A	N/A
Bank	$56,003	8.0%	$27,968	4.0%	$34,960	5.0%

As of December 31, 2001:
Total Capital to Risk Weighted Assets
Company	$68,973	15.4%	N/A	N/A	N/A	N/A
Bank	$57,930	13.0%	$35,779	8.0%	$44,724	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$66,272	14.8%	N/A	N/A	N/A	N/A
Bank	$55,229	12.3%	$17,890	4.0%	$26,835	6.0%
Tier 1 Capital to Average Assets
Company	$66,272	10.2%	N/A	N/A	N/A	N/A
Bank	$55,229	8.5%	$26,016	4.0%	$32,520	5.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2001.  There have been no material changes in the Company’s market risk since December 31, 2001.

Item 4.  Controls and Procedures

              (a)  Evaluation of disclosure controls and procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

               (b)  Changes in internal controls.  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation of those controls by the chief executive officer and chief financial officer.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

	(a)	Exhibits

		3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
		3.2	Amended Bylaws of Woronoco Bancorp, Inc.
		4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)
		11.0	Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 – Earnings Per Share)
		99.0	Certifications pursuant to 18 U.S.C. Section 1350

	(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.

(b)	Reports on Form 8-K

On September 19, 2002, Woronoco Bancorp, Inc. filed an 8-K announcing that John B. Davies was appointed to the Board of Directors of the Company and the Bank and Mark A. Pumiglia was appointed to the Board of Directors of the Bank.  A press release announcing the appointment of the new directors was filed by exhibit.

On August 27, 2002, Woronoco Bancorp, Inc. filed an 8-K announcing that it had entered into definitive agreements for the sale of three branch offices located inside Big Y World Class Supermarkets and intended to move a fourth supermarket branch to a new location, where it would operate as a full-service location.  A press release announcing the transactions was filed by exhibit.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WORONOCO BANCORP, INC.

Dated: November 13, 2002	By:	/s/ CORNELIUS D. MAHONEY

Cornelius D. Mahoney Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: November 13, 2002	By:	/s/ DEBRA L. MURPHY

Debra L. Murphy Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATION

I, Cornelius D. Mahoney, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Woronoco Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ CORNELIUS D. MAHONEY

Cornelius D. Mahoney President and Chief Executive Officer

CERTIFICATION

I, Debra L. Murphy, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of Woronoco Bancorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ DEBRA L. MURPHY

Debra L. Murphy Executive Vice President and Chief Financial Officer