Form 10-K
period 2002-12-31
WORONOCO BANCORP INC
filed 2003-03-19
CIK 1072886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14671

WORONOCO BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3444269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Court Street, Westfield, Massachusetts	01085

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (413) 568-9141

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The American Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	☐	NO	☒

          The market value of the voting and non-voting common equity held by non-affiliates was $66,585,618, which was computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.  Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

          As of February 26, 2003, there were 3,622,325 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

          Woronoco Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of Woronoco Savings Bank (the “Bank”).  Management of the Corporation and the Bank are substantially similar and the Corporation neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report for Woronoco Bancorp, Inc. and its subsidiaries (the “Company’), including the consolidated financial statements and related financial data, relates primarily to the Bank.

          The Bank is a Massachusetts stock savings bank, which was organized in 1871.  The Bank’s principal business consists of the acceptance of retail deposits from the general public and the investment of those deposits, together with funds generated from borrowings, retail operations, investment management and insurance services into a broad line of lending products including 1-4 family, multi-family, commercial real estate, construction and development and other types of consumer loans including home equity lines of credit and automobile loans.  The Bank originates loans primarily for investment.  However, the Bank may sell some loans from time to time in the secondary market, while generally retaining the servicing rights.  The Bank also purchases conforming 1-4 family residential loans from time to time and invests in mortgage-backed securities and other permissible investments.  The Bank’s revenues are derived from the generation of interest and fees on loans originated, interest and dividends on investment securities and fees from its retail banking operation, investment management and insurance services.  The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments and advances from the Federal Home Loan Bank (the “FHLB”).

Market Area

          The Company is headquartered in Westfield, Massachusetts.  The Company’s primary lending and deposit market areas include Hampden and Hampshire Counties in western Massachusetts and parts of northern Connecticut. The city of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U. S. Interstates 90 (the Massachusetts Turnpike) and 91.  Interstate 90 is the major east-west highway that crosses Massachusetts.  Interstate 91 is the major north-south highway that runs directly through the heart of New England.  Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.  Located in the region known as New England’s knowledge corridor, the Bank benefits from a concentration of 116,000 students at 32 higher education institutions including some of the most prestigious in the nation. Additional economic support is gained from the presence of large employers such as Hasbro Games, Smith & Wesson, Solutia, N.E. Utilities, Yankee Candle, Spalding Sports Worldwide, Friendly Ice Cream, Bay State Health Systems and United Technologies.  Other economic activity is provided by the U.S. Air Force Reserve and Massachusetts Air National Guard, Bradley International Airport and significant tourist attractions such as the Basketball Hall of Fame and Six Flags New England.

Competition

          The Company faces significant competition both in generating loans and in attracting deposits.  The Company’s primary market area is highly competitive and the Company faces direct competition from a significant number of financial institutions, many with a local, state-wide or regional presence and, in some cases, a national presence.  Many of these financial institutions are significantly larger and have greater financial resources than the Company.  The Company’s competition for loans comes principally from commercial banks, other savings banks,  mortgage brokers, mortgage banking companies and insurance companies.  Its most direct competition for deposits has historically come from savings and commercial banks.  In addition, the Company faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds, 401(k) plans and annuities. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the industry.  Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leech-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Company conducts business.  Competition has also increased as a result of the removal of restrictions on the interstate operations of financial institutions. The Company has also experienced significant competition from credit unions, which have applied for and received, in some cases, regulatory approval to expand beyond the traditional definition of a group to include, for instance, an entire community versus a particular company.

In addition, credit unions are exempt from taxation.  Such competitive advantages have placed increased pressure on the Company with respect to its loan and deposit pricing.

Lending Activities

          Loan Portfolio Composition.   The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated. Most of the Company’s loans, with the exception of certain purchased one- to four-family residential mortgage loans and home equity loans and lines of credit, are located in the Company’s primary market area.

	At December 31,

	2002		2001		2000		1999		1998

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars In Thousands)
Real estate loans:
One- to four-family	$271,010	55.96%	$245,990	55.62%	$225,144	55.92%	$170,808	54.83%	$157,698	54.95%
Multi-family	34,090	7.04%	33,821	7.65%	33,529	8.33%	26,104	8.38%	22,962	8.00%
Commercial	53,486	11.05%	36,221	8.19%	29,257	7.27%	23,796	7.64%	20,595	7.18%
Construction and development	19,785	4.09%	16,145	3.65%	11,361	2.82%	2,873	0.92%	3,464	1.21%

Total real estate loans	378,371	78.14%	332,177	75.11%	299,291	74.34%	223,581	71.77%	204,719	71.34%

Consumer loans:
Home equity	83,222	17.19%	84,117	19.02%	81,888	20.34%	69,821	22.41%	64,705	22.55%
Automobile	8,800	1.82%	12,174	2.75%	12,941	3.21%	9,653	3.10%	9,460	3.30%
Other	2,676	0.55%	3,382	0.76%	3,550	0.88%	3,551	1.14%	3,454	1.20%

Total consumer loans	94,698	19.56%	99,673	22.53%	98,379	24.43%	83,025	26.65%	77,619	27.05%

Commercial loans	11,136	2.30%	10,447	2.36%	4,936	1.23%	4,907	1.58%	4,613	1.61%

Total loans	484,205	100.00%	442,297	100.00%	402,606	100.00%	311,513	100.00%	286,951	100.00%

Less:
Unadvanced loan funds (1)	(11,627)		(13,070)		(9,537)		(2,350)		(1,453)
Net deferred loan origination costs	802		883		807		553		711
Allowance for loan losses	(3,156)		(2,701)		(2,590)		(2,309)		(2,166)

Loans, net	$470,224		$427,409		$391,286		$307,407		$284,043

(1) Includes committed but unadvanced loan amounts.

          Origination, Purchase, Sale and Servicing of Loans.  The Company’s mortgage lending activities are conducted primarily by its salaried loan representatives operating at its ten full service banking offices (nine after the sale of the Bank’s Boston Road supermarket branch in February 2003) and its commissioned, offsite loan originators. All loans originated by the Company are underwritten in accordance with the Company’s policies and procedures. The Company originates both adjustable-rate (“ARM”) and fixed-rate mortgage loans. The Company’s ability to originate fixed or ARM loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.  From time to time, the Company also purchases ARM loans from various financial institutions.

          The Company is primarily a portfolio lender, originating substantially all of its loans for investment.  However, the Company may sell or securitize a portion of its outstanding loans in order to improve, among other factors, interest rate risk and liquidity.  The Company sold longer-term, low coupon, fixed-rate residential mortgages with outstanding balances totaling $30.4 million in 2002 and $17.5 million in 2001. In 2001, the Company sold $14.3 million of loans that were held for sale in 2000.  The Company utilized the proceeds from these sales to fund loan originations and to pay-down certain borrowings.  In 1998, the Company completed the securitization of $19.1 million of 30-year fixed-rate one- to four-family mortgage loans with Fannie Mae to improve liquidity.  Such loans are serviced as mortgage-backed securities for Fannie Mae. The Company may sell and/or securitize a portion of its loans, mostly 30-year fixed-rate one- to four-family mortgage loans, in the future.  Any loans originated for sale by the Company conform to the underwriting standards specified by Fannie Mae and Freddie Mac. The Company generally retains the servicing rights on mortgage loans sold or securitized.

          At December 31, 2002, the Company was servicing $61.8 million of loans for others, consisting of conforming fixed-rate mortgage loans sold or securitized by the Company.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans.  The gross servicing fee income from loans sold is generally 25 basis points of the total balance of the loan being serviced.   The balance of capitalized servicing rights related to these loans, net of valuation allowances, was $520,000 and $250,000 at December 31, 2002 and 2001, respectively, and is included in other assets. The fair value of these rights approximates carrying amounts.  Amortization of mortgage servicing rights totaled $67,000, $27,000 and $14,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

          During the years ended December 31, 2002, 2001 and 2000, the Company originated $88.5 million, $62.1 million and $4.1 million of fixed-rate one- to four-family loans, respectively, of which $66.0 million, $55.8 million and $4.1 million, respectively, were retained by the Company.  During these same periods, the Company also originated $27.4 million, $30.0 million and $21.9 million of adjustable-rate one- to four-family loans, respectively, all of which were retained by the Company.  The Company recognizes, at the time of sale, the cash gain or loss on the sale of loans based on the difference between the net cash proceeds received and the carrying value of the loans sold.  The Company has, from time to time, participated in loans, primarily multi-family, commercial real estate, construction and development and commercial business loans and, at December 31, 2002, had $3.1 million in loan participation interests.

          The following table sets forth the Company’s loan originations and purchases, sales and principal repayments for the periods indicated.

	For the Years Ended December 31,

	2002	2001	2000

	(In Thousands)
Loans, net, beginning of period	$427,409	$391,286	$307,407

Loans originated:
Real estate	155,428	127,140	58,170
Consumer:
Home equity	30,840	32,704	32,586
Automobile	3,175	6,265	8,963
Other	2,276	3,005	3,483

Total consumer	36,291	41,974	45,032
Commercial	7,474	6,845	1,373

Total loans originated	199,193	175,959	104,575

Real estate loans purchased	—	—	43,620

Principal repayments, unadvanced funds and other, net	(125,946)	(122,014)	(64,236)
Sale of mortgage loans, principal balance	(30,385)	(17,461)	—
Loan charge-offs, net	(47)	(84)	(19)
Transfers to REO	—	(277)	(61)

Total deductions	(156,378)	(139,836)	(64,316)

Net loan activity	42,815	36,123	83,879

Loans, net, end of period	$470,224	$427,409	$391,286

          Loan Maturity.  The following table shows the remaining contractual maturity of the Company’s loan portfolio at December 31, 2002.  The table does not include prepayments or scheduled principal amortization.  Prepayments and scheduled principal amortization on loans totaled $136.2 million, $140.3 million and $89.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

	At December 31, 2002

	One- to Four- Family	Multi- Family	Commercial Real estate	Construction and Development	Home Equity Loans	Automobile	Other Consumer	Commercial	Total Loans Receivable

	(In Thousands)
Amounts due:
One year or less	$7,780	$75	$—	$7,555	$323	$1,907	$804	$661	$19,105
After one year:
More than one year to three years	4,382	1,867	4,157	1,091	1,827	5,710	659	1,785	21,478
More than three years to five years	13,339	187	5,305	—	3,718	1,183	47	1,211	24,990
More than five years to 10 years	37,586	9,503	6,074	7,905	5,753	—	161	4,228	71,210
More than ten years to 15 years	81,113	7,715	9,352	—	6,224	—	173	—	104,577
More than 15 years	126,810	14,743	28,598	3,234	65,377	—	832	3,251	242,845

Total amount due	$271,010	$34,090	$53,486	$19,785	$83,222	$8,800	$2,676	$11,136	484,205

Less:
Unadvanced loan funds									(11,627)
Net deferred loan origination costs									802
Allowance for loan losses									(3,156)

Loans, net									$470,224

          The following table sets forth at December 31, 2002, the dollar amount of gross loans receivable contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2003

	Fixed	Adjustable	Total

	(In Thousands)
Real estate loans:
One- to four-family	$165,681	$97,549	$263,230
Multi-family and commercial real estate	13,044	74,457	87,501
Construction and development	10,205	2,025	12,230

Total real estate loans	188,930	174,031	362,961

Consumer loans:
Home equity	17,130	65,769	82,899
Automobile	6,893	—	6,893
Other	1,872	—	1,872
Commercial loans	7,029	3,446	10,475

Total loans	$221,854	$243,246	$465,100

          One- to Four-Family Loans.  The Company currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans which are secured by one- to four-family residences located mainly in the Company’s primary market area. One- to four-family mortgage loan originations are generally obtained from the Company’s in-house and commissioned offsite loan originators, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. The Company also purchases from time to time ARM loans from various financial institutions.  At December 31, 2002, the Company’s one- to four-family mortgage loans totaled $271.0 million, or 56.0% of total loans.  Of the one- to four-family mortgage loans outstanding at that date, 61.3% were fixed-rate mortgage loans and 38.7% were ARM loans.

          The Company currently offers fixed-rate mortgage loans with terms of up to 30 years.  The Company also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year or seven year initial fixed period.  The interest rates for the Company’s ARM loans are indexed to either the one, three or five year Constant Maturity Treasury (“CMT”) Index.  The Company’s ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.  The Company’s purchased ARM loans generally have terms of up to 30 years and interest rates which adjust annually after three and five years and provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.  These purchased loans are generally serviced by the seller.

          The origination or purchase of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Company’s exposure to increases in interest rates.  However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower also rise, thereby increasing the potential for default.  The Company attempts to minimize such risk, particularly on one-year adjustable-rate mortgages, by assuming a 200 basis point increase in the loan’s interest rate when evaluating a borrower’s creditworthiness.  Periodic and lifetime caps on interest rate increases also help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

          All one- to four-family mortgage loans are underwritten according to the Company’s policies and secondary market underwriting guidelines.  Generally, the Company originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the lesser of the appraised value or selling price if private mortgage insurance is obtained.  Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable if a borrower transfers ownership of the property without the Company’s consent.  The Company requires fire, casualty, title and flood insurance, if applicable, on all properties securing real estate loans made by the Company.

          In an effort to provide financing for first-time home buyers, the Company offers a first-time home buyer loan program. This program offers one- and two-family owner-occupied residential mortgage loans to qualified low-to-moderate income individuals.  These loans are offered with initial five year fixed-rates of interest which adjust annually thereafter with terms of up to 30 years. The program includes initially discounted rates, periodic (not more than 1%) and overall (not more than 4%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan and reduced loan origination fees and closing costs. These loans are originated using more liberal underwriting guidelines than the Company’s other one- to four-family mortgage loans.  Such loans are originated in amounts of up to 95% of the lower of the property’s appraised value or the sale price.  Private mortgage insurance is required for loans with loan-to-value (“LTV”) ratios of over 80%.  The Company also offers first-time home buyer loans through the Federal Housing Authority and Massachusetts Housing Finance Agency programs.

          Home Equity Lines of Credit and Loans.  The Company offers home equity revolving lines of credit, substantially all of which are secured by second mortgages on owner-occupied one- to four-family residences located in the Company’s primary market area and, to a lesser extent, by properties in northern Connecticut and in Franklin County, Massachusetts.  The lines of credit maintained outside of the Company’s primary market were largely generated through the services of a third party telemarketing firm and later approved by the Company.  Such third party completed limited solicitation on behalf of the Company in 1999 and 2000.  Home equity lines of credit have adjustable-rates of interest which adjust on a monthly basis.  The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal.  Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum LTV ratio on home equity lines of credit is 80% of the assessed value of the property less the outstanding balance of the first mortgage up to a maximum of $100,000.  The underwriting standards employed by the Company for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.

          The home equity line of credit may be drawn down by the borrower for a period of ten years from the date of the loan agreement (the “draw period”).  During the draw period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest.  Following the draw period, the borrower has fifteen years in which to pay back the line of credit (the “repayment period”).  A borrower is precluded from accessing the home equity line of credit during the repayment period unless terms are renegotiated with the Company.  A prepayment penalty may be assessed if the home equity line of credit is discharged within three years from the date of the note.

          At any time during the draw period, all, or a portion of the outstanding balance of a home equity line of credit, may be converted to a fixed-rate, fixed-term home equity loan.  The interest rate for the term loan is based on rates offered by the Company at the time the conversion request is received.  Maturities offered on home equity term loans are five, ten and 15 years. When the term loan is repaid in full, the original principal balance becomes available under the home equity credit line.  The Company also offers fixed-rate, fixed-term equity loans that are not tied to a line of credit.  Repayment terms are the same as the aforementioned home equity term loans.  At December 31, 2002, home equity loans and lines of credit totaled $83.2 million, or 17.2% of the Company’s total loans and 87.9% of consumer loans.

          Multi-Family and Commercial Real Estate Lending.  The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities mainly located in the Company’s primary market area.  The Company’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, 75% if the property is being refinanced, provided such loan complies with the Company’s current loans-to-one-borrower limit, which at December 31, 2002 was $8.0 million. The Company’s multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or the one, three or five year CMT Index.  In reaching its decision on whether to make a multi-family or commercial real estate loan, the Company considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  In addition, with respect to commercial real estate rental properties, the Company will also consider the term of the lease and the quality of the tenants.  The Company has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x.  Environmental impact surveys are generally required for commercial real estate loans.  Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.  The Company’s multi-family real estate loan portfolio at December 31, 2002 was $34.1 million, or 7.0% of total loans, and the Company’s commercial real estate loan portfolio at such date was $53.5 million, or 11.1% of total loans.  The largest multi-family or commercial real estate loan in the Company’s portfolio at December 31, 2002 was a $4.1 million real estate loan secured by a 54-unit apartment building and 36,000 square feet of commercial/retail space located in Northampton, Massachusetts.  This loan was performing according to its terms at December 31, 2002.

          The Company participates in loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2002, $896,400, or 1.7% of the commercial real estate loan portfolio, were participation loans of this nature.

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

          Construction and Development Lending.  The Company originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate and commercial real estate properties located in the Company’s primary market area.  Construction loans typically convert into permanent financing.  Construction and development loans are generally offered to customers and experienced builders with whom the Company has an established relationship.  Construction and development loans are typically offered with terms of up to 12 months; however, terms may be extended up to four years under certain circumstances. The maximum LTV limit applicable to such loans is 80% for contract sales and 75% for speculative properties.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Company’s lending officers or, on larger projects, independent architects or engineering firms, warrant.  At December 31, 2002, the Company’s largest construction and development loan was a $7.0 million construction/permanent mortgage to build a 60,000 square foot medical office building in Springfield, Massachusetts. To date, $6.5 million has been disbursed and the building is fully occupied.  At December 31, 2002, construction and development loans totaled $19.8 million, or 4.1%, of the Company’s total loans.

          The Company originates land loans to local contractors and developers for the purpose of making improvements thereon, or for the purpose of holding or developing the land for sale.  Such loans are secured by a lien on the property, are generally limited to 60% of the lower of the acquisition price or the appraised value of the land and have a term of up to four years with a floating interest rate based on the prime rate as reported in The Wall Street Journal.  The Company’s land loans are generally secured by property in its primary market area.  The Company requires title insurance and, if applicable, a hazardous waste survey.

          The Company participates in loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2002, $2.0 million, or 10.0% of the construction and development loan portfolio, were participation loans of this nature.

          Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

          Automobile and Other Consumer Lending.  The Company offers automobile loans with terms of up to 72 months and loan-to-value ratios of 90% for new cars.  For used cars, the maximum loan-to-value ratio is 90% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the terms for used automobile loans range between 36 months (for older vehicles) to 60 months (for automobiles up to four years old).  At December 31, 2002, automobile loans totaled $8.8 million, or 1.8% of the Company’s total loans and 9.3% of consumer loans. Other consumer loans at December 31, 2002 amounted to $2.7 million, or 0.6% of the Company’s total loans and 2.8% of consumer loans.  These loans include education, second mortgages, collateral, motorcycle, boat, mobile home and unsecured personal loans.  Motorcycle, boat and mobile home loans are generally made in amounts of up to 80% of the fair market value of the property securing the loan.  Collateral loans are generally secured by a passbook account, a certificate of deposit, securities or life insurance.  Unsecured personal loans generally have a maximum borrowing limitation of $5,000 and a maximum term of three years.

          Loans secured by rapidly depreciable assets such as automobiles, motorcycles and boats, or that are unsecured, entail greater risks than one- to four-family mortgage loans.  In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral.  Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

          Commercial Lending.  At December 31, 2002, the Company had $11.1 million in commercial loans which amounted to 2.3% of total loans. In addition, at such date, the Company had $4.6 million of unadvanced commercial lines of credit.  The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses.  The Company offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans.   Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years.  Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal.  Business loans with adjustable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in The Wall Street Journal.

          In making commercial business loans, the Company considers the financial statements of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral.  Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are supported by personal guarantees.  Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the adjusted value of the collateral securing the loan.  The Company generally does not make unsecured commercial loans.  In addition, the Company participates in loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2002, $205,000, or 1.8% of the commercial loan portfolio, were participation loans of this nature. In an effort to increase its emphasis on commercial loans, in 2002 the Company hired an experienced commercial loan officer with the primary responsibility of increasing commercial business loan volume.

          Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 2002, the Company’s largest commercial loan relationship consisted of eight term loans totaling $3.6 million and a revolving line of credit for $150,000 to a fast food franchisee.  These loans were performing according to their original terms at December 31, 2002.

          Loan Approval Procedures and Authority.   The lending policies and loan approval limits of the Company are established through the Executive Lending Committee (the “Committee”) of the Board of Directors.  The Committee, in accordance with authority delegated by the Board of Directors, reviews and approves and/or ratifies all loans made or acquired, all changes in security pledged, rates of interest charged for loans, all purchases of loans, all foreclosures on mortgages of real estate and sale of property held in foreclosure, liquidation of secured assets and interim changes to the loan policy.  In connection with one- to four-family mortgage loans, the Committee has authorized the following persons to approve the loans up to the amounts indicated: one assistant vice president and one vice president of commercial lending may approve loans up to $150,000 and $200,000, respectively; the vice president of residential lending and all loan origination and underwriting officers may approve loans up to $322,700; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $500,000.

          With respect to consumer loans, the Committee has authorized the following persons to approve loans up to the amounts indicated: 10 assistant branch managers may approve secured and unsecured loans of up to $15,000 and $5,000, respectively; branch managers, loan origination and underwriting officers and the vice president of operations and two vice presidents may approve secured and unsecured loans of up to $30,000 and $10,000, respectively; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $75,000 and $50,000, respectively.

          The Committee has authorized the following individuals to approve home equity loans and lines of credit up to the amounts indicated: two lending vice presidents, an assistant vice president and loan origination and underwriting officers may approve loans up to $100,000; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $200,000.

          All loans in excess of these approval amounts must be approved by either the Executive Vice President, Lending, the Officers’ Loan Committee and/or the Committee.  The Officers’ Loan Committee, which currently consists of five lending officers, is selected by the Committee and ratified by the Board of Directors.  Specifically, all loans, commitments or other extensions of credit, which either alone or in the aggregate total up to $500,000 may be approved by the Executive Vice President, Lending.  Those loan commitments or other extensions of credit, either alone or in the aggregate, which are greater than $500,000 but are less than $1.5 million must be approved by the Officers’ Loan Committee and those loans commitments or other extensions of credit, either alone or in the aggregate, which exceed $1.5 million must be approved by the Committee.  Additionally, those loans less than $1.5 million must be ratified by the Committee.  All loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers’ Loan Committee.

          With respect to commercial loans, the Committee has authorized the following persons to approve loans up to the amounts indicated: the Assistant Vice President, Loan Servicing and Collection may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $150,000, $100,000 and $20,000, respectively; the vice president/commercial lending officers may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $300,000, $250,000 and $125,000, respectively; and the Chief Executive Officer and the Executive Vice President, Lending may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $500,000, $300,000 and $150,000, respectively.

          All loans in excess of these approval amounts for commercial loans must be approved by either the Officers’ Loan Committee and/or the Committee.  Specifically, all loans, commitments or other extensions of credit, either alone or in the aggregate which exceed $500,000 or $1.5 million must be approved by the Officers’ Loan Committee and the Committee, respectively.  Additionally, all loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers’ Loan Committee.

Delinquent Loans, Classified Assets and Real Estate Owned

          Delinquent Loans.  Reports listing all delinquent accounts are generated and reviewed by management and the Executive Lending Committee on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more.  The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent.  When a borrower fails to make a required payment on a loan, the Company generally sends the borrower a written notice of non-payment after the loan is 15 days past due.  The Company’s guidelines provide that telephone and written correspondence will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time before foreclosure, the Company will offer to work out a repayment schedule with the borrower to avoid foreclosure.  If payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made.  If the loan is still not brought current or satisfied and it becomes necessary for the Company to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Company will demand the loan and then commence foreclosure proceedings against any real property that secured the loan or accept a deed in lieu of foreclosure.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Company, becomes real estate owned.

          Classified Assets.  Federal regulations and the Company’s internal policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets.  The Company currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets.  An asset is considered Substandard if it is inadequately protected by the current net worth, paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted.  Assets which do not currently expose the Company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

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

          The following table sets forth the Company’s classified assets at December 31, 2002.

	Loss		Doubtful		Substandard		Special Mention

	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance

Real estate loans:
One- to four-family	—	$—	—	$—	19	$1,721	12	$899
Multi-family and commercial real estate	—	—	—	—	5	814	2	302

Total real estate loans	—	—	—	—	24	2,535	14	1,201

Consumer loans:
Home equity	—	—	—	—	9	324	3	164
Automobile	—	—	—	—	6	66	—	—
Other	—	—	—	—	12	24	—	—
Commercial loans	—	—	—	—	1	8	2	73

Total loans	—	$—	—	$—	52	$2,957	19	$1,438

Total loans in each category to total assets		0.00%		0.00%		0.42%		0.20%

          At December 31, 2002, all of these classified assets represented 0.9% of total loans.

          At December 31, 2002, the Company had one loan, classified as Substandard and included in the multi-family and commercial real estate category, with a balance of $618,000.  The loan is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts.  Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties’ vacancy rates.  The borrower is current with respect to payments.

          The following table sets forth the delinquencies in the Company’s loan portfolio as of the dates indicated.

	December 31, 2002				December 31, 2001

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(Dollars in Thousands)
One- to four- family	4	$285	11	$1,034	10	$771	4	$243
Commercial real estate	1	126	—	—	1	21	—	—
Home equity	4	194	2	58	1	27	1	11
Other consumer	8	22	2	14	8	18	7	290
Commercial	—	—	—	—	—	—	1	12

Total loans	17	$627	15	$1,106	20	$837	13	$556

Delinquent loans to total loans (1)		0.13%		0.23%		0.19%		0.13%

	December 31, 2000				December 31, 1999

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

	(Dollars in Thousands)
One- to four- family	1	$100	1	$4	1	$77	1	$49
Commercial real estate	1	50	2	235	—	—	1	12
Home equity	2	70	1	22	1	24	2	114
Other consumer	6	11	—	—	3	6	—	—

Total loans	10	$231	4	$261	5	$107	4	$175

Delinquent loans to total loans (1)		0.06%		0.07%		0.03%		0.06%

				December 31, 1998

				60-89 Days		90 Days or More

				Number of Loans	Principal Balance of Loans	Number of Loans		Principal Balance of Loans

				(Dollars in Thousands)
One- to four- family				1	$74		2	$167
Commercial real estate				—	—		2	109
Home equity				1	6		1	30
Other consumer				3	5		—	—

Total loans				5	$85		5	$306

Delinquent loans to total loans (1)					0.03%			0.11%

(1) Total loans includes gross loans, less unadvanced loan funds, plus net deferred loan costs

          Non-performing Assets and Impaired Loans.   The following table sets forth information regarding non-accrual loans and real estate owned (“REO”).  Non-accrual loans increased $550,000 to $1.1 million at December 31, 2002 compared to $556,000 at December 31, 2001 largely attributable to several residential mortgage loans placed on non-accrual status during the year ended December 31, 2002, partially offset by payoffs of two collateral loans secured by stock.  The Company generally ceases the accrual of interest on loans 90 days or more past due. All interest accrued but not collected for loans that are placed on non-accrual is reversed against income.  If interest payments on all non-accrual loans for the years ended December 31, 2002, 2001 and 2000 had been made in accordance with original loan agreements, interest income of $55,000, $19,000 and $18,000, respectively, would have been recognized. The Company did not recognize cash basis non-accrual loan income during the years ended December 31, 2002, 2001 and 2000.  The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118. At December 31, 2002, the Company had a $19,000 recorded investment in impaired loans with a specific allowance of $19,000.  At December 31, 2001, the Company had an $84,000 recorded investment in impaired loans with a specific allowance of $41,000.  At December 31, 2002 and 2001, the Company had no REO. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell.  Thereafter, if there is a further deterioration in value, the Company provides for a specific allowance and charges operations for the diminution in value.

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Non-accrual loans:
Real estate:
One- to four- family	$1,034	$243	$4	$49	$167
Commercial	—	—	235	12	109
Home equity	58	11	22	114	30
Other consumer	14	290	—	—	—
Commercial	—	12	—	—	—

Total	1,106	556	261	175	306
Real estate owned, net (1)	—	—	61	879	241
Other repossessed assets	—	—	—	4	—

Total nonperforming assets	1,106	556	322	1,058	547
Troubled debt restructurings	—	—	—	—	773

Troubled debt restructurings and total nonperforming assets	$1,106	$556	$322	$1,058	$1,320

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.23%	0.13%	0.07%	0.06%	0.38%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.16%	0.08%	0.05%	0.21%	0.31%

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)

Nonperforming assets consist of nonperforming loans, REO and other repossessed assets.  Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

          The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in its loan portfolio based on management’s on-going evaluation of the risks inherent in its loan portfolio, consideration of trends in delinquency and impaired loans, the amount of charge-offs and recoveries, volume of loans, changes in risk selection, credit concentrations, national and regional economies and the real estate market in the Company’s primary lending area. Management believes that the current allowance for loan losses accurately reflects the level of risk in the current loan portfolio.  The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

          The general allowance is calculated by applying reserve percentages to outstanding loans by type, excluding loans for which a specific allowance has been determined.  As part of this analysis, each quarter management prepares an allowance for loan losses summary worksheet in which the loan portfolio is categorized by risk characteristics such as loan type and loan grade.  Changes in the mix of loans and the internal loan grades affect the amount of the general allowance. Reserve percentages are assigned to each category based on the Company’s assessment of each category’s inherent risk.  In determining the reserve percentages to apply to each loan category, management considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Reserve percentages may be adjusted for qualitative factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date.

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

          The Company determines the classification of its assets and the amount of its valuation allowances.  These determinations can be reviewed by the Federal Deposit Insurance Corporation (“FDIC”) and the Commissioner of Banks for the Massachusetts Department of Banking, which can order the establishment of additional specific or general loss allowances.  The FDIC, in conjunction with the other federal banking agencies, maintains an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company’s financial condition and earnings.

          The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$2,701	$2,590	$2,309	$2,166	$1,952
Charged-off loans:
Real estate	—	—	—	8	—
Consumer	116	117	108	78	100
Commercial	12	5	—	—	—

Total charged-off loans	128	122	108	86	100

Recoveries on loans previously charged-off:
Real estate	39	13	52	12	37
Consumer	37	25	37	37	37
Commercial	5	—	—	—	—

Total recoveries	81	38	89	49	74

Net loans charged-off	47	84	19	37	26
Provision for loan losses	502	195	300	180	240

Allowance for loan losses, end of period	$3,156	$2,701	$2,590	$2,309	$2,166

Net loans charged-off to average loans, net	0.01%	0.02%	0.01%	0.01%	0.01%
Allowance for loan losses to total loans (1)	0.67%	0.63%	0.66%	0.75%	0.76%
Allowance for loan losses to nonperforming loans and troubled debt restructuring (2)	285.35%	485.79%	992.34%	1,319.43%	200.74%
Net loans charged-off to allowance for loan losses	1.49%	3.11%	0.73%	1.60%	1.20%
Recoveries to charge-offs	63.28%	31.15%	82.41%	56.98%	74.00%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)

Nonperforming loans and troubled debt restructuring consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

          The following table sets forth the Company’s percent of allowance for loan losses to total allowances and the percent of loans to total loans in each of the categories listed at the dates indicated.  Management believes that the allowance can be allocated by category only on an approximate basis.  These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any other loan category.

	For Year Ended December 31,

	2002			2001			2000

	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans

	(Dollars in Thousands)
Real estate loans (1)	$2,336	74.02%	78.14%	$2,035	75.35%	75.11%	$1,827	70.54%	74.34%
Consumer loans (1)	667	21.13%	19.56%	573	21.21%	22.53%	665	25.68%	24.43%
Commercial loans	153	4.85%	2.30%	93	3.44%	2.36%	98	3.78%	1.23%

Total allowance for loan losses	$3,156	100.00%	100.00%	$2,701	100.00%	100.00%	$2,590	100.00%	100.00%

	For Year Ended December 31,

	1999			1998

	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans

	(Dollars in Thousands)
Real estate loans (1)	$1,547	67.00%	71.77%	$1,543	71.24%	71.34%
Consumer loans (1)	664	28.76%	26.65%	525	24.24%	27.05%
Commercial loans	98	4.24%	1.58%	98	4.52%	1.61%

Total allowance for loan losses	$2,309	100.00%	100.00%	$2,166	100.00%	100.00%

(1) The real estate loans allowance for losses includes an amount for the home equity loan portfolio.  In the loan portfolio composition table,  home equity loans are included in the consumer loan category.

Investment Activities

          The Board of Directors establishes the investment policy and procedures of the Company.  It is the general policy of the Company that all investment transactions be conducted in a safe and sound manner.  The Company’s investment policy further provides that investment decisions be based upon a thorough analysis of each proposed investment to determine its quality, inherent risks, fit within the Company’s overall asset/liability management objectives, the effect on the Company’s risk-based capital and prospects for yield and/or appreciation.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific investment actions and the day-to-day oversight of the Company’s investment portfolio rests with the Chief Executive Officer and Executive Vice President/Chief Financial Officer.  These officers are authorized to execute investment transactions of up to $5 million without the prior approval of the Executive Committee if such transactions are within the scope of the Company’s established investment policy. On a monthly basis, the Board of Directors reviews and evaluates all investment activities for safety and soundness, adherence to the Company’s investment policy and assurance that authority levels are maintained.

          Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity.  Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”  Debt and equity securities held for current resale are classified as “trading securities.”  These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings.  Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

          The Company generally invests in securities to utilize funds not employed for loan origination activity, to maintain liquidity at levels deemed appropriate by management, to enhance profitability within overall asset/liability management objectives and to provide a degree of high credit quality assets to the balance sheet.  At December 31, 2002, the Company’s trading account portfolio totaled $16.3 million, or 2.3% of assets and the available-for-sale securities portfolio totaled $155.3 million, or 22.0% of assets.

          Trading Account Securities.  The Company currently maintains a diversified equity security portfolio, consisting of common and preferred stocks.  During the quarter ended December 31, 2002, the Company reclassified its common and preferred stock portfolio, except for a $110,000 equity investment in a bank service bureau, from “available for sale” to “trading”.  The shift in the portfolio classification resulted in the recognition of an unrealized loss of $2.1 million, which was previously reflected on the balance sheet in equity capital as a component of comprehensive income.  As such, this reclassification was neutral to stated equity capital.  This reclassification reflects a shift in the Company’s equity investment strategy.  Historically, the Company invested in common and preferred stock as a means of diversifying its investment portfolio and mitigating interest rate risk.  As a result of the equity market declines, a portion of the Company’s equity portfolio has experienced sizable declines and impairment.  After an analysis of the portfolio and the specific securities that comprise the portfolio, management determined that a large portion of the securities in the portfolio no longer meet the Company’s investment criteria.  Therefore, management intends to capitalize on short-term fluctuations in price to reduce the common and preferred stock portfolio.

          The Company’s current policies generally provide that the maximum investment in common and preferred stock of any one corporation shall not exceed $500,000.

          Investments in equity securities involve risk as they are not insured or guaranteed investments and are affected by stock market fluctuations.  Such investments are carried at their market value and can directly affect the net equity capital of the Company.  The Company also utilizes, from time to time, “covered” call  options with respect to common stocks as a means to further supplement its revenues associated with equity investments.  Such investment activity is specifically authorized by both federal and Massachusetts law.

          Equity Securities Available-for-Sale.  The Company currently has a $110,000 equity investment in a bank service provider.

          Mortgage-Backed Securities Available-for-Sale.  The Company purchases mortgage-backed securities to (1) achieve positive interest rate spreads with minimal administrative expense and (2) lower its credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae.  Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Company focuses its investments on mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Company and guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize specific liabilities and obligations of the Company.

          At December 31, 2002, mortgage-backed securities totaled $82.6 million, or 11.7% of assets and 12.4% of interest earning assets, all of which are classified as available-for-sale.  At December 31, 2002, 5.6% of the mortgage-backed securities were backed by adjustable-rate loans and 94.4% were backed by fixed-rate loans.  The mortgage-backed securities portfolio had a stated rate of 6.83% at December 31, 2002.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.

          Although the Company no longer invests in Real Estate Mortgage Investment Conduits (“REMICs”), the Company did maintain $4.6 million of such investments in its securities portfolio at December 31, 2002.  Generally, REMICs hold commercial and/or residential real estate mortgages in trust and issue securities representing an undivided interest in such mortgages.  A REMIC, which can be a corporation, trust, association or partnership, assembles mortgages into pools and issues pass-through certificates, multiclass bonds (similar to a collateralized mortgage obligation) or other securities to investors in the secondary mortgage market.

          Other Debt Securities Available-for-Sale.  The Company currently has a portfolio of other debt securities, consisting of U.S. agency, municipal and trust preferred securities.  As of December 31, 2002, the Company’s total investment in U.S. agency securities was $29.1 million, consisting of bonds issued and guaranteed by the Freddie Mac and the Federal Home Loan Bank.  These bonds have maturities ranging from less than one month to 41 months with a weighted average life of 1.7 years and a weighted average yield of 3.6%. The Company invested in these bonds in anticipation of accelerated cash flows from the mortgage-backed securities portfolio.  Management believes these securities will enhance net interest income as a result of positive interest rate spreads, position the balance sheet for expected future rate increases and improve liquidity.  These securities can also be used as collateral for certain borrowings.  As of December 31, 2002, the Company has a municipal bond portfolio totaling $22.0 million with a weighted average tax equivalent yield of 7.0%.  The Company invested in these bonds to capitalize on the favorable income tax treatment, attractive yields and spreads, call protection for six to ten years, significant insurance coverage and excellent credit ratings.  As of December 31, 2002, the Company has a trust preferred portfolio totaling $21.5 million.  Trust preferred securities are corporate debt securities issued by bank and savings and loan holding companies. The maximum investment in the trust preferred security of any one corporation shall not exceed 5% of capital.

          The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At December 31,

	2002		2001		2000

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
Trading account securities:
Preferred stocks	$4,647	$4,647	$—	$—	$—	$—
Common stocks	11,637	11,637	—	—	—	—

Total trading account securities	$16,284	$16,284	$—	$—	$—	$—

Available-for-sale securities:
Equity securities:
Preferred stocks	$—	$—	$4,116	$4,147	$3,243	$2,916
Common stocks	110	110	12,490	12,289	11,654	12,063

Total equity securities	110	110	16,606	16,436	14,897	14,979

Debt securities:
Mortgage-backed:
Freddie Mac	9,186	9,785	19,689	20,323	25,730	26,017
Fannie Mae	45,541	49,045	58,771	61,299	72,992	75,052
Ginnie Mae	18,459	19,153	27,015	26,868	36,833	36,031
REMIC	4,466	4,590	5,438	5,405	6,272	6,463

Total mortgage-backed securities	77,652	82,573	110,913	113,895	141,827	143,563

Other:
U.S. agency	28,207	29,135	7,944	8,393	—	—
Municipal bonds	21,454	21,950	18,340	17,398	—	—
Trust preferred	19,885	21,538	19,600	19,586	19,455	18,191

Total other debt securities	69,546	72,623	45,884	45,377	19,455	18,191

Total debt securities	147,198	155,196	156,797	159,272	161,282	161,754

Total available-for-sale securities (1)	$147,308	$155,306	$173,403	$175,708	$176,179	$176,733

(1)	Does not include $13.8 million of FHLB-Boston stock held by the Company in 2002, 2001 and 2000.

          The following table sets forth the Company’s securities activities for the periods indicated.  This table does not include FHLB stock held by the Company.

	For the Year Ended December 31,

	2002	2001	2000

	(In Thousands)
Equity securities available for sale:
Equity securities, beginning of period	$16,436	$14,979	$17,607

Purchases	6,020	6,412	7,444
Sales	(4,010)	(4,702)	(11,175)
Increase (decrease) in unrealized gain	34	(253)	1,103
Transfer of common and preferred stocks to trading	(18,370)	—	—

Net (decrease) increase in equity securities	(16,326)	1,457	(2,628)

Equity securities, end of period	$110	$16,436	$14,979

Debt securities available-for-sale:
Mortgage-backed:
Mortgage-backed securities, beginning of period	$113,895	$143,563	$120,005

Purchases	—	—	30,519
Repayments and prepayments	(33,278)	(30,931)	(12,871)
Net accretion	16	18	52
Increase in unrealized gain	1,940	1,245	5,858

Net (decrease) increase in mortgage-backed securities	(31,322)	(29,668)	23,558

Mortgage-backed securities, end of period	82,573	113,895	143,563

U.S. agencies:
U.S. agency securities, beginning of period	8,393	—	—

Purchases	20,721	7,961	—
Net amortization	(458)	(18)	—
Increase in unrealized gain	479	450	—

Net increase in U.S. agency securities	20,742	8,393	—

U.S. agency securities, end of period	29,135	8,393	—

Municipal bonds:
Municipal bonds, beginning of period	17,398	—	—

Purchases	3,126	18,340	—
Net amortization	(11)	—	—
Increase (decrease) in unrealized gain (loss)	1,437	(942)	—

Net increase in municipal bonds	4,552	17,398	—

Municipal bonds, end of period	21,950	17,398	—

Trust preferred securities:
Trust preferred securities, beginning of period	19,586	18,191	12,345

Purchases	4,241	125	6,081
Sales	(3,968)	—	—
Net accretion	12	20	21
Increase (decrease) in unrealized gain (loss)	1,667	1,250	(256)

Net increase in trust preferred securities	1,952	1,395	5,846

Trust preferred securities, end of period	21,538	19,586	18,191

Total debt securities, end of period	$155,196	$159,272	$161,754

Trading account securities:
Trading account securities, beginning of period	$—	$—	$—

Transfer of common and preferred stocks to trading	18,370	—	—
Recognition of unrealized loss associated with reclassification of common and preferred stocks to trading from available for sale	(2,086)	—	—

Net increase in trading account securities	16,284	—	—

Trading account securities, end of period	$16,284	$—	$—

          The table below sets forth information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio as of December 31, 2002.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

	(Dollars in Thousands)
Available-for-sale securities:
Debt securities:
Mortgage-backed securities:
Freddie Mac	$—	—	$—	—	$1,261	7.43%	$8,524	7.05%	$9,785	7.10%
Fannie Mae	—	—	14,388	7.37%	4,490	7.35%	30,167	6.94%	49,045	7.10%
Ginnie Mae	—	—	—	—	—	—	19,153	6.40%	19,153	6.40%
REMICS	—	—	—	—	—	—	4,590	6.80%	4,590	6.80%

Total mortgage-backed securities	—	—	14,388	7.37%	5,751	7.37%	62,434	6.78%	82,573	6.92%
Other securities:
U.S. agency	5,113	2.46%	24,022	3.82%	—	—	—	—	29,135	3.58%
Municipal bonds (1)	—	—	—	—	—	—	21,950	6.98%	21,950	6.98%
Trust preferreds	—	—	—	—	—	—	21,538	8.20%	21,538	8.20%

Total other debt securities	5,113	2.46%	24,022	3.82%	—	—	43,488	7.59%	72,623	5.98%

Total debt securities	5,113	2.46%	38,410	5.15%	5,751	7.37%	105,922	7.11%	155,196	6.48%
Equity securities:
Common stocks	—	—	—	—	—	—	—	—	110	—

Total equity securities	—	—	—	—	—	—	—	—	110	—

Total available-for-sale securities (2)	$5,113		$38,410		$5,751		$105,922		$155,306

(1)	The yield on municipal bonds is presented in this table on a tax equivalent basis using a tax rate of 34%. The book yield for these instruments is 4.61%.
(2)	Does not include $13.8 million of FHLB stock held by the Company.

Sources of Funds

          General.  Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company’s funds for use in lending, investing and for other general purposes.

          Deposits.  The Company offers a variety of consumer and commercial deposit accounts with a range of interest rates and terms.  The Company’s deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, certificate of deposit accounts and Individual Retirement Accounts (“IRAs”) and other qualified retirement plan accounts .  The Company from time to time offers certificate of deposit accounts with balances in excess of $100,000 (jumbo certificates) and certificate of deposit accounts with special rates.  The Company also utilizes brokered certificates of deposits as an alternative source of funds.

          At December 31, 2002, the Company’s deposits totaled $370.7 million, or 58.7% of total liabilities.   The Company had a total of $113.5 in retail certificates of deposit at December 31, 2002, including $81.7 million scheduled to mature in less than one year.   At December 31, 2002 core deposits, consisting of savings, NOW, money market and demand accounts, represented approximately 57.7% of total deposits, retail certificates of deposits accounts represented 30.6% of total deposits and brokered certificates of deposits represented 11.7% of total deposits.  At December 31, 2001, the Company’s core deposits represented 56.3% of total deposits, retail certificate accounts represented 34.9% of deposits and brokered certificates of deposit represented 8.8% of total deposits. Although a significant portion of the Company’s deposits are in core deposits, management monitors activity in this category and, based on historical experience and the Company’s current pricing strategy, believes it will continue to retain a large portion of such accounts. The Company is not limited with respect to the rates it may offer on deposit products.

          During 2002, the Company announced a significant change in its branch network strategy.   The Company elected to exit all supermarket branches and to focus on full service facilities.  In conjunction with this strategy, the Company announced the intended sale of three supermarket branches and the relocation of its fourth supermarket branch in South Hadley to a new full service facility located in Chicopee.  In December 2002 the Company completed the sale of its Amherst and West Springfield supermarket branches.  Under the terms of the transaction, the Bank recognized a net gain of approximately $815,000 in the sale of approximately $8.9 million in deposits.  In February 2003 the Company completed the sale of its Boston Road supermarket branch, realizing a net gain of approximately $165,000 from the sale of approximately $4.3 million in deposits.

          The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  The Company’s deposits are obtained predominantly from the areas in which its banking offices are located.  The Company relies primarily on customer service, advertising and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Company’s ability to attract and retain deposits.  The Company uses traditional means of advertising its deposit products, including television, radio and print media.  The Company also uses its website to attract deposits.  While certificate accounts in excess of $100,000 are accepted by the Company, and may receive special rates, the Company does not actively solicit jumbo certificates as these accounts are more difficult to retain than core deposits.  All Massachusetts savings banks are required to be members of the Deposit Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits.  Member banks are required to pay the assessments of the Fund.

          The following table presents the deposit activity of the Company for the periods indicated.

	For the Year Ended December 31,

	2002	2001	2000

	(In Thousands)
Increase (decrease) before interest credited and effect of branch sales	$34,383	$(1,229)	$51,492
Sale of supermarket branch deposits	(8,929)	—	—
Interest credited (1)	9,136	12,034	10,567

Net increase	$34,590	$10,805	$62,059

(1)	Does not include escrow interest credited of $12,000, $10,000 and $9,000 for the periods ended December 31, 2002, 2001 and 2000, respectively.

          At December 31, 2002, the Company had $17.6 million in certificate accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate

	(Dollars in Thousands)
Three months or less	$5,274	2.86%
Over three through six months	1,953	2.50%
Over six through 12 months	3,471	2.74%
Over 12 months	6,900	3.83%

Total	$17,598	3.18%

The following table sets forth the distribution of the Company’s deposit accounts for the periods indicated.

	December 31,

	2002		2001		2000

	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits

	(Dollars in Thousands)
Demand	$22,388	6.04%	$20,077	5.97%	$16,165	4.97%
Savings	77,120	20.81%	71,490	21.27%	65,250	20.06%
Money market	47,500	12.82%	34,289	10.20%	27,034	8.31%
NOW	66,944	18.06%	63,426	18.87%	48,217	14.82%
Brokered deposits	43,205	11.66%	29,630	8.82%	49,857	15.33%
Certificates of deposit	113,493	30.61%	117,148	34.87%	118,732	36.51%

Total deposits	$370,650	100.00%	$336,060	100.00%	$325,255	100.00%

          The following table presents by various rate categories, the amount of certificate accounts, including brokered certificates, outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2002.

	Period to Maturity from December 31, 2002

	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	Total at December 31,2002	At December 31,

						2001	2000

	(Dollars in Thousands)
Certificate accounts:
0 to 4.00%	$74,925	$14,237	$9,450	$—	$98,612	$35,631	$1,874
4.01% to 5.00%	3,060	3,890	12,832	5,148	24,930	53,609	19,778
5.01% to 6.00%	3,755	276	14	29,111	33,156	37,697	65,167
6.01% to 7.00%	—	—	—	—	—	19,841	41,913
7.01% to 8.00%	—	—	—	—	—	—	39,857

Total	$81,740	$18,403	$22,296	$34,259	$156,698	$146,778	$168,589

          Borrowed Funds.  As part of its operating strategy, the Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations.  By utilizing FHLB advances, which possess varying stated maturities, the Company can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), are interest rate sensitive and may be withdrawn from the Company at any time.  These FHLB advances are collateralized primarily by the Company’s first mortgage loans on owner-occupied residential property and mortgage-backed securities issued by U.S. government agencies and secondarily by the Company’s investment in capital stock of the FHLB.  FHLB advances are made under several different credit programs, each of which has its own interest rate and range of maturities.  Certain advances are callable at the option of the FHLB in 2003, 2004 and 2006.  The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time-to-time in accordance with the policies of the FHLB.  At December 31, 2002, the Company had $253.0 million in outstanding advances from the FHLB compared to $248.8 million at December 31, 2001.

          The following table sets forth information regarding the Company’s FHLB advances at or for the periods ended on the dates indicated:

	At or For the Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$254,138	$226,328	$208,502

Maximum amount outstanding at any month-end during the period	$264,000	$271,000	$247,206

Balance outstanding at end of period	$253,000	$248,849	$241,000

Weighted average interest rate during the period	4.97%	5.49%	6.40%

Weighted average interest rate at end of period	4.92%	4.86%	6.25%

          The Company also maintains a line of credit with the Federal Reserve Bank of Boston.  Commercial loans with a principal balance of $1.9 million, $3.1 million and $4.2 million were pledged at December 31, 2002, 2001 and 2000 as security for this line of credit.  No amounts were outstanding as of December 31, 2002, 2001 or 2000 under this line of credit.

Financial Services

          In the third quarter of 2002, the Company entered into an agreement with Infinex Financial Group and Infinex Insurance Agency to offer a variety of non-deposit investment products and services to individuals.  These financial products and services are offered through a Financial Services Consultant, who receives variable compensation from the Bank based upon commission volume.  The Company receives commission income from a profit sharing arrangement it has with Infinex.  Through its partnership with Infinex, the Company’s Financial Services Department now offers stocks, bonds, mutual funds, annuities, permanent life insurance, term life insurance, long term care insurance, and disability insurance to its customers.  All products are recommended and sold only by qualified and licensed personnel.

          While the Company will retain its trust powers, its focus has shifted to growing the investment management services portion of its businesses through the promotion of non-deposit products and services available through Infinex. At December 31, 2002, the Financial Services Department (including all trust and investment management services accounts) was managing 228 accounts with assets of $16.2 million, in aggregate, of which the largest relationship totaled $2.9 million, or 17.9% of the Financial Services Departments total assets at December 31, 2002.

Subsidiary Activities

          The Bank has several wholly-owned subsidiaries.  Walshingham Enterprises, Inc. was established in July 1983 for the purpose of acquiring and holding other real estate owned. Woronoco Security Corporation was established in November 1996 for the purpose of acquiring and holding investment securities of a type that are permissible for banks to hold under applicable law. Court Street Security Corporation and Little River Security Corporation were established in 1999 for the same purpose.  Woronoco Security Corporation, Court Street Security Corporation and Little River Security Corporation qualify as “securities corporations” for Massachusetts tax purposes. Income earned by a qualifying securities corporation is generally entitled to special Massachusetts income tax treatment.

          The Company offers a complete line of property and casualty insurance and various life insurance and group life products and services through its wholly owned subsidiary Keyes, Mattson & Agan Insurance Agency, Inc (“KMA”). The Company entered into the insurance business in 2000, with the purchase of Agan Insurance Agency, Inc., in an effort to offer a full array of risk management products and services and to develop full relationships with customers.  Agan

Insurance Agency, Inc. acquired the net assets of Keyes & Mattson Insurance Agency, Inc. in November 2001 to form KMA.  The results of operations of all of the Bank’s subsidiaries are consolidated in the results and operations of the Company.  All of the Bank’s subsidiaries were incorporated in Massachusetts.

          Woronoco Bancorp is the parent company for WRO Funding Corporation.  WRO Funding Corporation was incorporated in Massachusetts in 1999.  WRO Funding Corporation provided a loan of $4.6 million to the Woronoco Savings Bank Employee Stock Ownership Plan Trust, which was used to purchase 8%, or 479,908 shares, of the Company’s outstanding common stock in the open market.

Segment Reporting

          Prior to the acquisitions of Agan and Keyes and Mattson insurance agencies, the Company’s chief decision-makers monitored the revenue streams of the various products and services, while the Company’s operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Company’s operations were considered by management to be aggregated in one reportable operating segment.  Subsequent to the acquisitions of the insurance agencies, the Company’s operations continue to be aggregated in one reportable operating segment, except for KMA, which is evaluated on a stand-alone basis.

          The 2002 results for KMA were affected by the recognition of commissions on an accrual basis rather than the cash basis the agency had utilized prior to being acquired.  In 2002, cash basis commissions totaled $1.1 million.  The Company expects KMA to be profitable in 2003.

          Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals

2002
Net interest and dividend income	$20,890	$—	$—	$20,890
Other revenue - external customers	2,689	814	—	3,503
Other revenue - from other segments	—	4	(4)	—
Depreciation and amortization	1,034	34	—	1,068
Provision for loan losses	502	—	—	502
Profit (loss)	5,039	(114)	(3)	4,922
Assets	703,634	2,382	(380)	705,636
2001
Net interest and dividend income	$18,995	$—	$—	$18,995
Other revenue - external customers	2,450	494	—	2,944
Other revenue - from other segments	—	5	(5)	—
Depreciation and amortization	1,059	5	—	1,064
Provision for loan losses	195	—	—	195
Profit (loss)	4,271	(20)	(3)	4,248
Assets	665,931	2,156	(81)	668,006
2000
Net interest and dividend income	$16,597	$—	$—	$16,597
Other revenue - external customers	2,254	471	—	2,725
Other revenue - from other segments	—	—	—	—
Depreciation and amortization	861	24	—	885
Provision for loan losses	300	—	—	300
Profit (loss)	4,100	(16)	—	4,084
Total assets	641,710	833	(83)	642,460

REGULATION AND SUPERVISION

General

          As a savings and loan holding company, the Company is required to file reports with, and otherwise comply with the rules and regulations, of the Office of Thrift Supervision (“OTS”).  As a savings bank chartered by the Commonwealth of Massachusetts, the Bank is subject to extensive regulation, examination and supervision by the Massachusetts Commissioner of Banks, as its primary regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.  The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Bank Insurance Fund managed by the Federal Deposit Insurance Corporation.  The Bank must file reports with the Commissioner and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions.  The Commissioner and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the Commissioner, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the

Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.  The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Massachusetts Banking Laws and Supervision

          Massachusetts savings banks are regulated and supervised by the Commissioner. The Commissioner is required to regularly examine each state-chartered bank. The approval of the Commissioner is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned.  The Commissioner may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties.  In addition, the Commissioner has the authority to appoint a receiver or conservator if it determines that the bank is conducting its business in an unsafe or unauthorized manner and under certain other circumstances.

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

          Payment of Dividends.  A savings bank may only pay dividends on its capital stock if such payment would not impair the bank’s capital stock.  No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders’ equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations.

          Lending Activities.  A Massachusetts-chartered savings bank may make a wide variety of mortgage loans. Fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans may be made in accordance with applicable regulations.  Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security. Loans to individual borrowers generally must be limited to 20% of the total of a bank’s capital accounts and stockholders’ equity.

          Investments Authorized.  Massachusetts-chartered savings banks have broad investment powers under Massachusetts law, including so-called “leeway” authority for investments that are not otherwise specifically authorized.  The investment powers authorized under Massachusetts law are restricted by federal law to permit, in general, only investments of the kinds that would be permitted for national banks. The Bank has authority to invest in all of the classes of loans and investments that are permitted by its existing loan and investment policies.

          Parity Regulation.  Effective November 19, 2002, Massachusetts law was amended to increase the powers of Massachusetts banks under certain conditions.  As a result of such amendment, a Massachusetts bank may engage in any activity or offer any product or service if the activity, product or service is engaged in or offered in accordance with regulations promulgated by the Massachusetts Banking Commissioner and has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts; provided that the activity is permissible under applicable federal and Massachusetts law and subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that had previously been granted the power.

          Assessments.  Savings banks are required to pay assessments to the Commissioner to fund operations.  Assessments paid by the Bank for the fiscal year ended December 31, 2002 totaled $50,159.

Federal Regulations

          Capital Requirements.Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the “Rating System”) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and a percentage of certain nonfinancial equity investments.

          The Bank must also comply with FDIC risk-based capital guidelines. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as the Bank’s “risk-based capital ratio.”  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weighting of 100%.

          State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

          The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans.  The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy.  Banks with specified amounts of trading activity may be subject to adjustments to its risk-based capital requirement to ensure adequate capital to support market risk.

          As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not, under current law, subject to any separate regulatory capital requirements.

          The following is a summary of the Bank’s regulatory capital at December 31, 2002:

GAAP Capital to Total Assets	9.52%
Total Capital to Risk-Weighted Assets	14.15%
Tier I Leverage Ratio	8.60%
Tier I to Risk-Weighted Assets	13.44%

          Standards for Safety and Soundness.  The federal banking agencies adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement safety and soundness standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

          Under federal law, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities such as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law.  The FDIC and FDICIA permit certain exceptions to these limitations.  For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law.  In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF.  All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares.  The maximum permissible investment was 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less.  Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control.  As of December 31, 2002, the Bank had securities with a market value of $16.3 million which were held under such grandfathering authority.  The Gramm-Leach-Bliley Act of 1999 requires that any state bank which invests in a subsidiary that engages in activities only permissable for a “financial subsidiary” of a national bank must meet certain conditions, including being well-capitalized and deducting such investment for regulatory capital purposes.

Interstate Banking and Branching

          As a savings and loan holding company, the Company is limited under the Home Owners’ Loan Act with respect to its acquisition of a savings association located in a state other than Massachusetts.  In general, a savings and loan holding company may not acquire an additional savings association subsidiary that is located in a state other than the home state of its first savings association subsidiary unless such an interstate acquisition is permitted by the statutes of such other state.  Many states permit such interstate acquisitions if the statutes of the home state of the acquiring savings and loan holding company satisfy various reciprocity conditions.  Massachusetts is one of a number of states that permit, subject to the reciprocity conditions of the Massachusetts Banking Law, out-of-state bank and savings and loan holding companies to acquire Massachusetts savings associations.

          In contrast, bank holding companies are generally authorized to acquire banking subsidiaries in more than one state irrespective of any state law restrictions on such acquisitions.  The Interstate Banking Act, which was enacted on September 29, 1994, permits approval under the Bank Holding Company Act of the acquisition of a bank located outside of the holding company’s home state regardless of whether the acquisition is permitted under the law of the state of the acquired bank.  The Federal Reserve Board may not approve an acquisition under the Bank Holding Company Act that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

          Beginning June 1, 1997, the Interstate Banking Act permitted the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states.  The Interstate Banking Act also permitted a state to “opt in” to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to “opt out” of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date.  Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as the Bank, to acquire an institution by merger in a state other than Massachusetts unless the other state had opted out of the Interstate Banking Act.  The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Prompt Corrective Regulatory Action

          Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.  For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

          The FDIC has adopted regulations to implement the prompt corrective action legislation.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of

4% or greater.  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating).  An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.  As of December 31, 2002, the Bank was a “well capitalized” institution.

          “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan.  A bank’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.  If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”  “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.  “Critically undercapitalized” institutions must comply with additional sanctions including, under to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.  No savings bank may pay a dividend that would cause it to be “undercapitalized.”

Transactions with Affiliates

          Under current federal laws, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act.  In a holding company context, at a minimum, the parent holding company of a savings institution and any companies which are controlled by such parent holding company are affiliates of the savings institution.  Generally, Section 23A limits the extent to which a savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus.  The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate.  There are also specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.  Section 23B also requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings institution or its subsidiary as similar transactions with nonaffiliates.

          Further, federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”).  Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus.  Loans to insiders above specified amounts must receive the prior approval of the board of directors.  Further, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the insider over the employees.  Federal law places additional limitations on loans to executive officers.

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

          The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances.  The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”  See “—Prompt Corrective Regulatory Action.”  The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

          The FDIC has adopted a risk-based insurance assessment system.  The FDIC assigns an institution to one of three capital categories based on the institution’s financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group.  The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.  Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest.  Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation.  Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund and Savings Association Insurance Fund members commenced.  The FDIC is authorized to raise the assessment rates.  The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future.  If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

          The Bank, as a member of the Depositor Insurance Fund, is also subject to its assessments.   See “ - Massachusetts Banking Laws and Supervision.”

Federal Reserve System

          The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows:  for that portion of transaction accounts aggregating $41.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for amounts greater than $42.1 million, the reserve requirement is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million.  The first $6.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.  The Bank is in compliance with the foregoing requirements.

Community Reinvestment Act

          Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution.  The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating.  The Bank’s latest Community Reinvestment Act rating received from the FDIC was “Satisfactory.”

          The Bank is also subject to similar obligations under Massachusetts law which has an additional CRA rating category.  The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application.  The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “High Satisfactory.”

Federal Home Loan Bank System

          The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2002 of $13.8 million.  At December 31, 2002, the Bank had $253.0 million in FHLB advances.

Holding Company Regulation

          Federal law allows a state savings bank that qualifies as a “qualified thrift lender” (“QTL”), discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law.  Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board.  The Bank has made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law.  As such, the Company is registered with the OTS and must adhere to the OTS’ regulations and reporting requirements.  In addition, the OTS may examine and supervise the Company and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

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

          To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a QTL.  To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Code, or with a Qualified Thrift Lender Test (“QTL Test”).  Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets”

(total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period.  As of December 31, 2002, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments.  The Bank also met the QTL test in each of the prior 12 months and, therefore, met the QTL test.

          Massachusetts Holding Company Regulation.  In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with Massachusetts law.  The term “bank holding company,” for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan associations and national banks, federal savings banks and federal savings and loan associations.  In general, a holding company controlling, directly or indirectly, only one banking institution is not deemed to be a bank holding company for the purposes of Massachusetts law.  Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company.  Although the company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% of more of the voting stock of another banking institution or bank holding company would cause it to become such.  The Company has no current plan or arrangement to acquire ownership or control, directly or indirectly, of 25% or more of the voting stock of another banking institution.

Federal Securities Laws

          The Company’s common stock is registered with the SEC under the Exchange Act.  The Company is required to observe the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

          The registration under the Securities Act of shares of the common stock does not cover the resale of such shares.  Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration.  The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company.  If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks.  Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

Item 2.  Properties.

          The Company currently conducts its business through its main office located in Westfield, Massachusetts and nine other banking offices, one of which was sold in February 2003, and two stand-alone ATM’s.  The Company believes that the Bank’s facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location	Leased, Licensed or Owned	Original Year Leased or Acquired		Date of Lease/ License Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2002

						(In thousands)
Main/Executive Office:
31 Court Street Westfield, Massachusetts 01085	Owned	1951		—		$4,390
Banking Offices:
44 Little River Road Westfield, Massachusetts 01085	Owned	1971		—		122
185 College Highway Southwick, Massachusetts 01077	Owned	1988		—		543
74 Lamb Street South Hadley, Massachusetts 01075	Owned	1995		—		421
608 College Highway Southwick, Massachusetts 01077	Leased	1977		2007	(1)	45
1359 Springfield Street Feeding Hills, Massachusetts 01013	Leased	1994		2005	(2)	28
800 Boston Road Springfield, Massachusetts 01119	Licensed	1994		2005	(2)(3)(4)	79
44 Willimansett Street South Hadley, Massachusetts 01075	Licensed	1997		2002	(3)(5)	53
72 Shaker Road East Longmeadow, Massachusetts 01028	Owned	2000	(6)	—		1,415
431 Center Street Ludlow, Massachusetts 01056	Owned	2000	(7)	—		1,354
Other Properties:
2-16 Central Street Westfield, Massachusetts 01085 (8) (9)	Owned	1990		—		—
119 Winsor Street Ludlow, Massachusetts 01056 (7)	Owned	1997		—		281
127 North Elm Street Westfield, Massachusetts 01085 (10)	Leased	1998		2003		4
98 Lower Westfield Road Holyoke, Massachusetts 01040 (11)	Leased	2000		2010		—

Total						$8,735

(1)	The Company has an option to renew this lease for two additional five-year periods.
(2)	The Company has an option to renew this lease/license for two additional five-year periods.
(3)

This banking office is located inside a supermarket/grocery store operated by the regionally based Big Y Foods, Inc. The Company maintains a sublicense or, in the case of the South Hadley office, a license to possess the property. Generally, the holder of a license or sublicense has less property rights than the possessor of a leasehold interest.

(4)	The Company sold its Boston Road branch in February 2003.
(5)

The Company did not exercise its option to renew this license.  The Company intends to relocate the supermarket branch to a full service facility in Chicopee in 2003 and will close the existing facility at that time.

(6)	The East Longmeadow branch opened in March 2001.
(7)

The 431 Center Street branch opened in February 2001.  The facility located at Winsor Street was closed upon the opening of the new branch.  The Company plans to use the Winsor Street facility for various bank operations.

(8)	The property consists of vacant office space which the Company currently utilizes as a storage facility.
(9)	Net book value of the property is included in net book value for the Bank’s main office.
(10)	Consists of a stand-alone ATM located at a Dunkin’ Donuts establishment. The ATM became operational in 1998.
(11)	Consists of a stand-alone ATM located at the entrance to the Holyoke Mall. The ATM became operational in October 2000.

Item 3.  Legal Proceedings.

             The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

              None

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters.

             (a)     The Company’s common stock is listed on the American Stock Exchange (the “AMEX”) under the symbol “WRO.”  The following table sets forth the high and low closing prices of the common stock for the past two years, as reported by AMEX.  For information relating to restrictions on the Company’s declaration of dividends, see “Item I. Business – Regulation and Supervision”.

	Dividend	High	Low

2002
First Quarter	$0.1100	$18.76	$17.38
Second Quarter	$0.1150	$20.89	$18.72
Third Quarter	$0.1200	$21.25	$17.88
Fourth Quarter	$0.1250	$22.00	$21.10
2001
First Quarter	$0.0675	$15.50	$12.63
Second Quarter	$0.0700	$15.20	$14.43
Third Quarter	$0.0800	$17.20	$15.30
Fourth Quarter	$0.1000	$17.90	$16.25

             (b)     As of February 26, 2003, the Company had approximately 1,699 holders of record of the Company’s common stock.

Item 6.  Selected Financial Data.

             We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31,

	2002	2001	2000	1999	1998

	(In Thousands)
Selected Financial Data:
Total assets	$705,636	$668,006	$642,460	$500,948	$426,826
Cash and cash equivalents	27,801	27,209	25,368	16,185	12,011
Loans, net	470,224	427,409	391,286	307,407	284,043
Loans held for sale	—	—	14,313	—	—
Trading account securities	16,284	—	—	—	—
Other debt securities available-for-sale	72,623	45,377	18,191	12,345	—
Mortgage-backed securities available-for-sale	82,573	113,895	143,563	120,005	88,764
Equity securities available-for-sale	110	16,436	14,979	17,607	22,645
Deposits	370,650	336,060	325,255	263,196	275,041
FHLB Advances	253,000	248,849	241,000	152,147	111,163
Total stockholders' equity	74,410	69,849	70,759	80,895	35,773
Other real estate owned, net	—	—	61	883	241
Nonperforming assets and troubled debt restructurings	1,106	556	322	1,058	1,320

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	(In Thousands)
Selected Operating Data:
Total interest and dividend income	$41,650	$42,315	$40,406	$30,548	$25,054
Interest expense	20,760	23,320	23,809	14,625	13,477

Net interest income	20,890	18,995	16,597	15,923	11,577
Provision for loan losses	502	195	300	180	240

Net interest income after provision for loan losses	20,388	18,800	16,297	15,743	11,337
Other income	3,342	4,172	4,268	3,851	3,553
Other expenses	17,057	16,260	14,375	17,367	10,087

Income before income taxes and cumulative effect of change in accounting principle	6,673	6,712	6,190	2,227	4,803
Income taxes	1,751	2,303	2,106	822	1,693

Income before cumulative effect of change in accounting principle	4,922	4,409	4,084	1,405	3,110
Cumulative effect of change in accounting for derivative instruments, net of tax benefit of $92	—	(161)	—	—	—

Net income	$4,922	$4,248	$4,084	$1,405	$3,110

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

Selected Operating Ratios and Other Data:
Performance Ratios:
Average tax equivalent yield on interest-earning assets	6.39%	7.00%	7.39%	7.03%	7.34%
Average rate paid on interest-bearing liabilities	3.46%	4.26%	4.87%	3.87%	4.27%
Average tax equivalent interest rate spread	2.93%	2.74%	2.52%	3.16%	3.07%
Tax equivalent net interest margin	3.25%	3.14%	3.04%	3.66%	3.39%
Ratio of interest-earning assets to interest-bearing liabilities	109.78%	110.48%	111.94%	115.09%	108.18%
Net interest income after provision for loan losses to other expenses	119.53%	115.62%	113.37%	90.65%	112.39%
Other expenses as a percent of average assets	2.44%	2.54%	2.48%	3.71%	2.79%
Return on average assets	0.70%	0.66%	0.70%	0.30%	0.86%
Return on average equity	6.78%	5.94%	5.49%	1.85%	8.89%
Ratio of average equity to average assets	10.37%	11.17%	12.83%	16.22%	9.66%
Efficiency ratio (1)	70.96%	73.68%	73.76%	96.29%	75.16%
Dividend payout ratio	31.71%	26.32%	24.56%	16.73%	N/A

(1)

The efficiency ratio represents the ratio of other expenses divided by the sum of tax equivalent net interest income and other income.  This ratio excludes gains (losses) on trading account securities, investment securities, property, loans and other, net.  For 2002, the affect of the $644,000 pension termination gain is also excluded.

	At or For the Years Ended December 31,

	2002	2001	2000	1999	1998

Regulatory Capital Ratios:
Leverage capital	9.64%	10.17%	10.81%	16.77%	9.35%
Total risk-based capital	15.77%	15.39%	17.74%	26.97%	13.87%
Asset Quality Ratios:
Nonperforming loans and troubled debt restructurings as a percent of total loans	0.23%	0.13%	0.07%	0.06%	0.38%
Nonperforming assets and troubled debt restructurings as a percent of total assets	0.16%	0.08%	0.05%	0.21%	0.31%
Allowance for loan losses as a percent of total loans	0.67%	0.63%	0.66%	0.75%	0.76%
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	285.35%	485.79%	992.34%	1319.43%	200.74%
Net loans charged-off to average interest-earning loans	0.01%	0.02%	0.01%	0.01%	0.01%

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

             The following discussion should be read in conjunction with the “Selected Financial Data” and the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Form 10-K.

General

             The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings.  The Company also generates non-interest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions and other fees.  The Company’s non-interest expenses primarily consist of employee compensation and benefits, occupancy and equipment expense, marketing expenses, data processing, professional services and other general and administrative expenses.  The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

Forward-Looking Statements

             This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

             The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management Strategy

             The Company, through its wholly-owned community-oriented savings bank, offers a wide variety of financial products and services. The primary objectives of the Company’s strategic plan are to improve its profitability and enhance shareholder value while maintaining a strong capital position, sound asset quality and a reasonable level of interest rate and credit risk.  To accomplish these objectives, the Company has sought to:

•	Provide superior service, competitive rates and attractive products to increase loans and deposits, including commercial accounts

•	Control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit

•	Originate high quality, multi-family and commercial real estate and commercial business loans which increase the yields earned on its overall loan portfolio, without incurring unnecessary risk

•	Expand its lending and deposit base through the establishment of full-service banking offices

•	Control interest rate risk by selectively utilizing off-balance sheet hedging transactions such as interest rate swaps, caps and floors

•	Implement various capital management strategies, particularly dividends and stock repurchases, to enhance stockholder value

•

Explore opportunities to expand its existing fee-based businesses and to diversify its product lines to include a full range of products and services in order to become less dependent upon net interest income

•	Examine opportunities to leverage the potential capabilities of the internet and other technologies, including internet banking

             The Company implemented several initiatives in 2002 in conjunction with these key strategies.  In the fourth quarter of 2002, the Company realized a net gain of $815,000 from the sale of two supermarket branches.  Additionally, the Company sold a third supermarket branch in February of 2003.  The sales of these branches, along with the planned relocation in 2003 of its South Hadley supermarket office to a full service facility in Chicopee, will allow management to concentrate on growing the loan and deposit bases in the traditional branches. In the fourth quarter of 2002, the Company also introduced relationship banking through the creation of five unique product bundles designed to meet the needs of customers through the various stages in their life.  The Classic Relationship Packages were designed to reward customers for choosing Woronoco as their primary bank by offering preferred rates on deposits, free or reduced fees on products and services such as check re-orders, safe deposit boxes and mortgage appraisal fees and value added benefits available through our Classic checking account program.  The relationship banking packages should enhance the ability of the Company to grow its loan and deposit base.

             During the quarter ended December 31, 2002, the Company reclassified its equity and preferred stock portfolio, except for a $110,000 equity investment in a bank service provider, from “available for sale” to “trading”.  The shift in the portfolio classification resulted in the recognition of an unrealized loss of $2.1 million, which was previously reflected on the balance sheet in equity capital as a component of comprehensive income.  As such, this reclassification was neutral to stated equity capital.  This reclassification reflects a shift in the Company’s equity investment strategy. Historically, the Company invested in equity securities and preferred stock as a means of diversifying its investment portfolio and mitigating interest rate risk.  As a result of the equity market declines, a portion of the Company’s equity portfolio has experienced sizable declines and impairment.  After an analysis of the portfolio and the specific securities that comprise the portfolio, management determined that a large portion of the securities in the portfolio no longer meet the Company’s investment criteria.  Therefore, management intends to capitalize on short-term fluctuations in price to reduce the common and preferred stock portfolio.

             The Company sold approximately $30.4 million of long-term fixed rate residential mortgages during 2002, resulting in a gain of $1.2 million.  The Company continues to experience a significant amount of refinancing volume, particularly in lower coupon fixed-rate products. These sales will help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term fixed rate mortgages in 2003.

             The Company completed the integration of Agan Insurance Agency, Inc. and Keyes & Mattson Insurance Agency, Inc. in 2002. Offering insurance products through KMA, along with the Company’s full line of financial products including banking, lending, and financial services, allows the Company to meet all of the financial needs of its customers. KMA receives annual premiums of approximately $8 million.  The Company will continue to evaluate opportunities to expand its insurance business.

             In the third quarter of 2002, the Company entered into an agreement with Infinex Financial Group and Infinex Insurance Agency to offer a variety of non-deposit investment products and services to individuals.  These financial products and services are offered through a Financial Services Consultant, who receives variable compensation from the Bank based upon commission volume.  The Company receives commission income from a profit sharing arrangement it has with Infinex.  Through its partnership with Infinex, the Company’s Financial Services Department now offers stocks, bonds, mutual funds, annuities, permanent life insurance, term life insurance, long term care insurance, and disability insurance to its customers.  All products are recommended and sold only by qualified and licensed personnel. While the Company will retain its trust powers, its focus has shifted to growing the financial services portion of its businesses through the promotion of non-deposit products and services available through Infinex.

             The Company’s Internet banking product Woronoco Online Link, launched in 1999, continues to attract new customers and exceed the Company’s expectations.  As of December 31, 2002, in excess of 14% of the Company’s checking account customers were using online banking to transfer funds, complete balance and transaction history inquiries and pay bills.  The Company also offers an Internet-based cash management product for business customers. The product enables businesses to transfer funds, initiate wire transfers and make payments through the Automated Clearing House (ACH).

             In an effort to enhance shareholder value, the Company continues with its current capital management strategies, which include a share repurchase program and the payment of cash dividends.  In November 2001, the Company announced its sixth repurchase plan, under which up to 10% of the remaining shares outstanding, or approximately 374,000 shares, will be purchased in open market purchases from time to time, subject to market conditions.  Through December 31, 2002, the Company has acquired approximately 240,000 shares.  In January 2003, the Company announced a 20% increase, from the prior quarter, in its dividend to $0.15 per share, payable on March 6, 2003 to stockholders of record as of February 11, 2003.

Analysis of Net Interest Income

             Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

             Average Balance Sheet.  The following table sets forth information relating to the Company for the years ended December 31, 2002, 2001 and 2000.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.  Loan interest and yield data does not include any accrued interest from nonaccruing loans.

	For the Years Ended December 31,

	2002			2001			2000

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(Dollars in Thousands)
Interest-earning assets: (1)
Investments:
Mortgage-backed securities	$99,271	$6,432	6.48%	$132,207	$8,677	6.56%	$136,841	$9,622	7.03%
U.S. Government and agency securities	26,751	958	3.58%	1,359	52	3.83%	—	—	—
Equity securities	50,796	3,047	6.00%	49,478	3,277	6.62%	46,451	3,167	6.82%
State and municipal securities (2)	20,974	1,486	7.08%	1,204	82	6.81%	—	—	—
Loans: (3)
Residential real estate loans	290,519	19,258	6.63%	265,008	19,131	7.22%	227,618	16,877	7.41%
Commercial real estate loans	54,359	4,153	7.64%	36,560	2,997	8.20%	28,710	2,537	8.84%
Consumer loans	96,496	5,877	6.09%	99,812	7,065	7.08%	92,333	7,305	7.91%
Commercial loans	11,086	753	6.79%	7,263	560	7.71%	6,247	434	6.95%

Loans, net	452,460	30,041	6.64%	408,643	29,753	7.28%	354,908	27,153	7.65%
Other	9,034	191	2.11%	12,176	502	4.12%	8,556	464	5.42%

Total interest-earning assets	659,286	42,155	6.39%	605,067	42,343	7.00%	546,756	40,406	7.39%

Noninterest-earning assets	40,279			35,880			33,431

Total assets	$699,565			$640,947			$580,187

Interest-bearing liabilities:
Deposits:
Money market accounts	$40,408	$807	2.00%	$29,694	$819	2.76%	$28,067	$866	3.09%
Savings accounts (4)	77,438	938	1.21%	70,323	1,244	1.77%	67,674	1,303	1.93%
NOW accounts	64,997	710	1.09%	57,542	922	1.60%	41,305	477	1.15%
Certificates of deposit (5)	163,444	5,678	3.47%	163,651	7,840	4.79%	142,802	7,733	5.42%

Total interest-bearing deposits	346,287	8,133	2.35%	321,210	10,825	3.37%	279,848	10,379	3.71%
Borrowings	254,291	12,627	4.97%	226,444	12,495	5.52%	208,581	13,430	6.44%

Total interest-bearing liabilities	600,578	20,760	3.46%	547,654	23,320	4.26%	488,429	23,809	4.87%

Demand deposits	21,649			17,375			13,404
Other noninterest-bearing liabilities	4,780			4,359			3,913

Total liabilities	627,007			569,388			505,746
Total stockholders' equity	72,558			71,559			74,441

Total liabilities and stockholders' equity	$699,565			$640,947			$580,187

Net interest-earning assets	$58,708			$57,413			$58,327

Tax equivalent net interest income/interest rate spread (6)		21,395	2.93%		19,023	2.74%		16,597	2.52%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.25%			3.14%			3.04%

Ratio of interest earning assets to interest-bearing liabilities			109.78%			110.48%			111.94%

Less: tax equivalent adjustment (2)		(505)			(28)			—

Net interest income as reported on income statement		$20,890			$18,995			$16,597

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
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
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

          Rate/Volume Analysis.  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s tax equivalent interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:  (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2002 Compared to December 31, 2001			Year Ended December 31, 2001 Compared to December 31, 2000

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in Thousands)
Interest-earning assets:
Mortgage-backed securities	$(2,135)	$(110)	$(2,245)	$(319)	$(626)	$(945)
U.S. Government and agency securities	906	—	906	26	26	52
Equity securities	85	(315)	(230)	199	(89)	110
State and municipal securities	1,404	—	1,404	27	27	54
Loans:
Residential real estate loans	1,760	(1,633)	127	2,334	(80)	2,254
Commercial real estate loans	1,372	(216)	1,156	626	(166)	460
Consumer loans	(229)	(959)	(1,188)	807	(1,047)	(240)
Commercial loans	268	(75)	193	76	50	126

Total loans	3,171	(2,883)	288	3,843	(1,243)	2,600
Other	(107)	(204)	(311)	88	(50)	38

Total interest-earning assets	$3,324	$(3,512)	$(188)	$3,864	$(1,955)	$1,909

Interest-bearing liabilities:
Deposits:
Money market accounts	$250	$(262)	$(12)	$55	$(102)	$(47)
Savings accounts (1)	116	(422)	(306)	52	(111)	(59)
NOW accounts	108	(320)	(212)	222	223	445
Certificates of deposit	(10)	(2,152)	(2,162)	523	(416)	107

Total interest-bearing deposits	464	(3,156)	(2,692)	852	(406)	446
Borrowings	1,471	(1,339)	132	1,391	(2,326)	(935)

Total interest-bearing liabilities	1,935	(4,495)	(2,560)	2,243	(2,732)	(489)

Increase in net interest income	$1,389	$983	$2,372	$1,621	$777	$2,398

(1)	Includes interest on mortgagors’ escrow deposits.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

             Total assetsincreased by $37.6 million, or 5.6%, to$705.6 million at December 31, 2002, from $668.0 million at December 31, 2001.  The growth in assets was primarily attributable to an increase in net loans and purchases of agency and municipal bonds, partially offset by a reduction in mortgage-backed securities.   Net loans increased by $42.8 million, or 10.0%, to $470.2 million at December 31, 2002, from $427.4 million at December 31, 2001, primarily reflecting strong origination volume in the one- to four-family mortgage, home equity, commercial mortgage and construction and development loan portfolios and significant refinancing activity in residential and commercial mortgages.  These increases were offset somewhat by prepayments and normal amortization of the existing portfolios. The demand for the Company’s one- to four-family mortgage and home equity loan products was strong in 2002 as the economy and housing market remained healthy and market rates remained favorable for borrowers. Commercial real estate and construction and development loan origination activity was sound mainly due to solid local economic development and the favorable interest rate environment. The Company purchased government agency securities with original maturities of two to three years in anticipation of accelerated cash flows from the mortgage-backed securities portfolio. Management believes these securities will enhance net interest income as a result of positive interest rate spreads, position the balance sheet for expected future rate increases and improve liquidity.  These securities can also be used as collateral for certain borrowings.  The Company also invested in additional municipal bonds to capitalize on the favorable income tax treatment, attractive yields and spreads, call protection for six to ten years, significant insurance coverage and excellent credit ratings. Mortgage-backed securities available-for-sale decreased by $31.3 million, or 27.5%, to $82.6 million at December 31, 2002 from $113.9 million at December 31, 2001 generally as a result of prepayments and amortization of existing mortgage-backed pools, partially offset by an increase in the unrealized gain balance due to lower rates.

             Asset growth was funded primarily with deposits, and to a lesser extent, FHLB advances.  Total deposits at December 31, 2002 were $370.7 million, an increase of $34.6 million, or 10.3%, compared to $336.1 million at December 31, 2001 reflecting growth in core deposits and brokered deposits, partially offset by the sale of approximately $8.9 million in deposits.  Core deposits, excluding certificates of deposit and brokered deposits, rose $24.7 million, or 13.0%, to $214.0 million at December 31, 2002 from $189.3 million at December 31, 2001.  The growth in core deposits was mainly attributable to aggressive promotional efforts, competitive pricing and attractive products, somewhat offset by the sale of supermarket branch deposits.  Brokered deposits, which the Company utilizes from time to time as an alternative funding source and to reduce dependence on FHLB advances when the interest rate on the brokered deposits is competitive compared to other funding vehicles, totaled $43.2 million at December 31, 2002.  The increase of $13.6 million in these deposits during the year ended December 31, 2002 reflects the net issuance of certificates of deposit. FHLB advances increased $4.2 million, or 1.7%, to $253.0 million at December 31, 2002 from $248.8 million at December 31, 2001.

             Total stockholders’ equity increased $4.6 million to $74.4 million at December 31, 2002 from $69.8 million at December 31, 2001 reflecting net income of $4.9 million, increases of $3.5 million in net unrealized gain on securities available for sale and $1.3 million in unearned compensation, the reissuance of $674,000 in treasury stock in connection with stock option exercises, the tax benefit of $304,000 related to the vesting of stock awards and stock option exercises and a $271,000 net gain on derivative instruments, partially offset by stock repurchases aggregating $4.8 million and dividends of $1.6 million.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

             General.   For the year ended December 31, 2002, the Company reported net income of $4.9 million, or $1.38 per diluted share, compared to net income of $4.2 million, or $1.14 per diluted share, for the year ended December 31, 2001.  Several factors influenced the 2002 results including strong growth in loans and core deposits and expansion in net interest income, fee income and insurance commissions, offset somewhat by increased provisions for loan losses and other expenses.  The 2002 results were also affected by gains of $1.2 million from the sale of mortgage loans, a net gain of $815,000 from the sale of two supermarket branches, a $644,000 pension termination gain, write-downs of equity securities totaling $486,000 and the recognition of an unrealized loss of $2.1 million associated with the reclassification of certain equity securities from “available for sale” to “trading”.  In 2001, the Company recognized gains totaling $785,000 from the sale of mortgage loans and a loss of $311,000 as a result of the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

             Net Interest Income.      Net interest income, on a tax equivalent basis, totaled $21.4 million for the year ended

December 31, 2002, an increase of $2.4 million, or 12.5%, from $19.0 million for the same period in 2001 reflecting growth in average earning assets of $54.2 million, or 9.0%, and expansion in the net interest margin.  Net interest margin, on a tax equivalent basis, increased 11 basis points to 3.25% for the year ended December 31, 2002 from 3.14% for the same period in 2001 primarily attributable to lower rates paid on deposits and FHLB advances and an increase in lower cost core deposits.  These favorable results were partially offset by a decrease in the tax equivalent yield on interest-earning assets.

             Interest and Dividend Income.   Interest and dividend income, on a tax equivalent basis, decreased $188,000, or 0.4%, to $42.2 million for the year ended December 31, 2002 from $42.3 million in 2001 largely reflecting a lower tax equivalent yield on interest-earning assets, somewhat mitigated by growth in average interest-earning assets.  The tax equivalent yield on interest-earning assets declined 61 basis points to 6.39% for the year ended December 31, 2002 principally due to the impact of falling interest rates. The lower interest rate environment led to reduced yields for new assets as well as the repricing of certain existing residential real estate, commercial real estate, consumer and commercial loans.  Average interest-earning assets totaled $659.3 million for the year ended December 31, 2002 compared to $605.1 million for the same period last year, representing an increase of $54.2 million, or 9.0%.  Average loans increased $43.8 million, or 10.7%, primarily reflecting strong origination volume in the residential real estate, commercial real estate, commercial and home equity portfolios and refinancing activity in the residential and commercial mortgage categories, partially offset by sales of fixed-rate residential mortgages as well as amortization and prepayments of the existing loan portfolio.

             Interest Expense.   Total interest expense decreased $2.5 million, or 11.0%, to $20.8 million for the year ended December 31, 2002 from $23.3 million in 2001 resulting primarily from lower rates paid on interest-bearing liabilities somewhat offset by growth in average interest-bearing liabilities.  The rate paid on interest-bearing liabilities declined 80 basis points to 3.46% for the year ended December 31, 2002 from 4.26% in 2001 reflecting the lower interest rate environment which led to reduced rates paid for new interest-bearing liabilities as well as the repricing of certain deposits and FHLB advances.  Interest-bearing liabilities totaled $600.6 million for the year ended December 31, 2002, representing an increase of $52.9 million, or 9.7%, from $547.7 million for the same period in 2001 due to an increase in core interest-bearing deposits, which exclude retail and brokered certificates of deposit, and borrowings.   Average core interest-bearing deposits grew $25.3 million, or 16.0%, to $182.8 million for the year ended December 31, 2002 primarily attributable to promotional activities, attractive products and competitive pricing.  Average borrowings increased $27.8 million, or 12.3%, to $254.3 million for the year ended December 31, 2002 resulting from an increase in FHLB advances to fund asset growth and share repurchases.

             Provision for Loan Losses.   The Company’s provision for loan losses increased by $307,000 to $502,000 for the year ended December 31, 2002 from $195,000 for the same period in 2001.  The primary factors contributing to the higher provision in 2002 include stronger loan growth, changes to loan concentrations including increases in commercial and commercial mortgage loans and the reclassification of several residential one- to four-family mortgage loans to lower credit grades due to delinquency.  At December 31, 2002, the Company’s allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 285%, compared to 486% at December 31, 2001.  At December 31, 2002, the Company’s allowance for loan losses as a percentage of total loans was 0.67% compared to 0.63% at December 31, 2001.

             Other Income.   Other income decreased $830,000, or 19.9%, to $3.3 million for the year ended December 31, 2002 compared to $4.2 million for the same period in 2001 primarily resulting from the $2.1 million net loss on trading activities and write-downs of certain equity securities totaling $486,000.  The effect of these items was somewhat mitigated by growth in fee income, insurance commissions and gains on sales of loans as well as a net gain from the sale of supermarket branches.  The Company reclassified its common and preferred stock portfolio, except for its $110,000 equity investment in a bank service provider, from “available for sale” to “trading” in the fourth quarter of 2002.  The shift in the portfolio classification resulted in the recognition of an unrealized loss of $2.1 million, which was previously reflected on the balance sheet in equity capital as a component of comprehensive income. Fee income increased $239,000, or 9.8%, for the year ended December 31, 2002 mainly due to higher fees associated with strong growth in core deposit accounts.  Insurance commissions rose $320,000, or 64.8%, to $814,000 for the year ended December 31, 2002 primarily reflecting the impact of the acquisition of Keyes & Mattson Insurance Agency in November 2001 and growth in accounts as a result of successful business development efforts.  Gains on sales of loans totaled $1.2 million in 2002 compared to $785,000 in 2001 due to more favorable pricing for loans sold in 2002 compared to 2001.  The sale of longer-term fixed rate mortgages reflects the Company’s strategy to reduce exposure to interest rate risk while improving liquidity.  The Company will continue to evaluate the sale of additional longer-term fixed rate mortgages in 2003.

             Other Expenses.   Other expenses rose $797,000, or 4.9%, to $17.1 million for the year ended December 31, 2002 largely reflecting growth in salaries and benefits and marketing.  Salaries and benefits increased $624,000, or 7.3%, to $9.2 million in 2002 mainly as a result of standard wage increases, new staff hired to support the general growth of the Company and higher employee stock ownership plan expenses related to an increase in the Company’s average share price, partially offset by a $644,000 pension termination gain recorded in 2002.  Marketing costs grew $91,000, or 13.0%, principally due to increased promotional activities.  Data processing costs grew $44,000, or 4.8%, to $952,000 for the year ended December 31, 2002 resulting primarily from an increase in loan and deposit accounts.

             Income Taxes.   The Company’s income tax expense declined $552,000 to $1.8 million for the year ended December 31, 2002 compared to $2.3 million in 2001 mainly attributable to a reduced effective tax rate.  The Company’s effective tax rate fell to 26.2% in 2002 compared to 34.3% in 2001, primarily resulting from the purchase of municipal securities, which are exempt from federal taxes.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

             General.   For the year ended December 31, 2001, the Company reported net income of $4.2 million, or $1.14 per diluted share, compared to net income of $4.1 million, or $0.90 per diluted share, for the year ended December 31, 2000.  The results for 2001 include a $715,000 gain on the sale of $17.5 million of mortgage loans and a $335,000 loss recognized as a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001 and the related net tax expense of $101,000.  Net income for 2000 includes a pension curtailment gain of $270,000 and related tax expense of $92,000.  The results for 2001 were also affected by growth in net interest income and fee income, partially offset by lower gains on sales, disposition and impairment of securities, net as well as higher other expenses.

             Net Interest Income.   Net interest income, on a tax equivalent basis, totaled $19.0 million for the year ended December 31, 2001, an increase of $2.4 million, or 14.6%, from $16.6 million for the same period in 2000 reflecting growth in average earning assets of $58.3 million, or 10.7%, and expansion in the tax equivalent net interest margin. Net interest margin, on a tax equivalent basis, increased 10 basis points to 3.14% for the year ended December 31, 2001 from 3.04% for the same period in 2000 primarily attributable to lower rates paid on deposits and FHLB advances and an increase in lower cost core deposits.  These favorable results were partially offset by a decrease in the tax equivalent yield on interest-earning assets.

             Interest and Dividend Income.   Interest and dividend income, on a tax equivalent basis, increased $1.9 million, or 4.7%, to $42.3 million for the year ended December 31, 2001 from $40.4 million in 2000 largely reflecting growth in average interest-earning assets, somewhat mitigated by a lower tax equivalent yield on interest-earning assets. Average interest-earning assets totaled $605.1 million for the year ended December 31, 2001 compared to $546.8 million for the same period last year, representing an increase of $58.3 million, or 10.7%.  Average loans increased $53.7 million, or 15.1%, primarily reflecting strong origination volume in the residential real estate, commercial real estate and home equity portfolios and, to a lesser extent, refinancing activity in the residential and commercial mortgage categories, partially offset by amortization and prepayments of the existing loan portfolio.  The tax equivalent yield on interest-earning assets declined 39 basis points to 7.00% for the year ended December 31, 2001 principally due to the impact of falling interest rates.  The lower interest rate environment led to reduced yields for new assets as well as the repricing of certain existing residential real estate, commercial real estate and consumer loans.

             Interest Expense.   Total interest expense decreased $489,000, or 2.1%, to $23.3 million for the year ended December 31, 2001 from $23.8 million in 2000 resulting primarily from lower rates paid on interest-bearing liabilities somewhat offset by growth in average interest-bearing liabilities.  The rate paid on interest-bearing liabilities declined 61 basis points to 4.26% for the year ended December 31, 2001 from 4.87% in 2000 reflecting the lower interest rate environment which led to reduced rates paid for new interest-bearing liabilities as well as the repricing of certain deposits and FHLB advances.  Interest-bearing liabilities totaled $547.7 million for the year ended December 31, 2001, representing an increase of $59.2 million, or 12.1%, from $488.4 million for the same period in 2000 due to an increase in core interest-bearing deposits, which exclude certificates of deposit and brokered deposits, brokered deposits and borrowings.  Average core deposits grew $20.5 million, or 15.0%, to $157.6 million for the year ended December 31, 2001 primarily attributable to the active promotion of our products, the new branch in East Longmeadow, the relocated branch in Ludlow and the migration of accounts from other banks as a result of recent merger activity.  Average brokered deposits rose $26.2 million to $46.5 million for the year ended December 31, 2001 resulting from the Company’s increased use of such deposits as an alternative funding source and to reduce dependence on FHLB advances when the interest rate on the brokered deposits is competitive when compared to other funding vehicles.  Average borrowings increased $17.9 million, or 8.6%, to $226.4 million for the year ended December 31, 2001 resulting from an increase in FHLB advances to fund asset growth and share repurchases.

             Provision for Loan Losses.   The Company’s provision for loan losses decreased by $105,000, or 35.0%, to $195,000 for the year ended December 31, 2001 from $300,000 for the same period in 2000.  Management determined that a decrease in the provision was warranted based upon an analysis of the adequacy of the balance in the allowance for loan losses.  The primary factors contributing to the reduced provision in 2001 include a $50.4 million increase in prepayments and scheduled principal amortization, a significant amount of loan originations concentrated in lower-risk residential mortgages and the sales of loans and loans held for sale totaling $31.8 million, offset by growth of $27.8 million in loan originations and purchases and the impact of an increase of $295,000 in nonaccruing loans.  At December 31, 2001, the Company’s allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 486%, compared to 992% at December 31, 2000, primarily due to an increase in nonaccruing loans offset by an increase in the allowance for loan losses.  At December 31, 2001, the Company’s allowance for loan losses as a percentage of total loans, net, was 0.63% compared to 0.66% at December 31, 2000.

             Other Income.   Other income decreased $96,000, or 2.2%, to $4.2 million for the year ended December 31, 2001 compared to $4.3 million for the same period in 2000 primarily resulting from lower gains on sales of securities and the $78,000 loss on derivative instruments and hedging activities, offset by the $785,000 gain from sales of mortgage loans and an increase in fee income.  The $785,000 gain from sales of loans in 2001 reflects the Company’s strategy to mitigate interest rate risk by selling or securitizing loans from time to time when conditions are favorable. Fee income increased $196,000, or 8.7%, for the year ended December 31, 2001 mainly due to higher fees associated with solid growth in core deposit accounts.

             Other Expenses.   Total other expenses rose $1.9 million, or 13.1%, to $16.3 million for the year ended December 31, 2001 mainly reflecting growth in salaries and benefits, occupancy and equipment expenses, professional services and other general and administrative expenses.  Salaries and benefits grew $1.0 million, or 14.0%, to $8.5 million for the year ended December 31, 2001 largely as a result of and the $270,000 pension curtailment gain recognized in 2000, standard wage increases, new staff hired to support the general growth of the Company and the East Longmeadow branch which opened in the first quarter of 2001 and higher employee stock ownership plan expenses related to an increase in the Company’s average share price.  Occupancy and equipment costs rose $317,000, or 16.8%, principally due to the purchase of two branch facilities in 2000 and the establishment of a remote ATM located in Holyoke, Massachusetts during the quarter ended December 31, 2000.  Professional services expenses grew $199,000, or 22.2%, primarily attributable to legal, audit and accounting and consulting costs associated with insurance acquisition activities and other corporate matters.  Data processing expenses were higher by $92,000, or 11.3%, due to growth in the Company’s loan and deposit accounts base.  Other general and administrative expenses increased $362,000, or 14.9%, resulting principally from the Company’s larger account base, costs associated with the new branches and the remote ATM, expenditures for the recently acquired Keyes & Mattson Insurance Agency and correspondent bank service charges.

             Income Taxes.   The Company’s income tax expense increased $197,000 to $2.3 million for the year ended December 31, 2001 compared to $2.1 million in 2000 mainly attributable to higher pretax income in 2001.  The effective tax rate was 34.3% in 2001 compared to 34.0% in 2000.

Liquidity and Capital Resources

             Liquidity and funding strategies are the responsibility of the Company’s Asset Liability Management Committee (“ALCO”).  The ALCO is responsible for establishing liquidity targets and implementing strategies to meet desired goals.  Liquidity is measured by the Company’s ability to raise cash within 30 days at a reasonable cost and with a minimum of loss.  The Company’s primary sources of funds are deposits, principal and interest payments on loans and investment securities and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

             The primary source of funding for the Corporation is dividends from the Bank.  These funds have been used to pay dividends and to repurchase the Corporation’s common stock.  The Bank’s ability to pay dividends and other capital distributions to the Corporation is generally limited by Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation.  Additionally, the Massachusetts Banking Commissioner and the Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to the Corporation which are otherwise permissible by regulation for safety and soundness reasons.

             The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of multi-family and commercial real estate loans, construction and development loans, commercial business loans and other types of consumer loans and investments in mortgage-backed, debt and equity securities.  These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances.  During the years ended December 31, 2002, 2001 and 2000, the Company’s loan originations totaled $199.2 million, $176.0 million and $104.6 million, respectively.  Although the Company did not purchase loans during 2002 and 2001, it did purchase $43.6 million of adjustable rate one-to four-family residential mortgage loans for the year ended December 31, 2000.  During the years ended December 31, 2002, 2001 and 2000, the Company’s investments in mortgage-backed, other debt and equity securities totaled $155.3 million, $175.7 million and $176.7 million, respectively.  At December 31, 2002, the Company also held trading account securities totaling $16.3 million.  The Company experienced net increases in total deposits during the years ended December 31, 2002, 2001 and 2000 of $34.6 million, $10.8 million and $62.1 million, respectively.  For the years ended December 31, 2002 and 2000, the increase in deposits includes the Company’s net issuance of brokered deposits totaling $13.6 million and $49.9 million, respectively.  In 2001, $20 million of these brokered deposits were redeemed and no additional brokered certificates of deposit were issued.  The deposit balances in 2002 were also affected by the sale of $8.9 million in deposits of two supermarket branches.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors.  The Company closely monitors its liquidity position on a daily basis.  If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances.  At December 31, 2002, the Company had $253.0 million of outstanding FHLB borrowings.

             During the years ended December 31, 2002 and 2001, the Company sold $30.4 million and $17.5 million of residential mortgages, respectively.  In 2001 the Company also sold $14.3 million of loans held for sale.  The Company normally originates fixed and adjustable rate loans for its portfolio.  However, an analysis of the Company’s interest rate profile and the low rates at which these loans were originated led management to determine that these assets should be sold and the proceeds redeployed.  The sale of these loans reduced the amount of high quality collateral available to be pledged as security for borrowings in the secondary market.

             Outstanding commitments for all loans totaled $15.8 million at December 31, 2002.  The Company also had $74.3 million of unadvanced funds on lines of credit at December 31, 2002.  Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit which are scheduled to mature in one year or less from December 31, 2002 totaled $81.7 million.  The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits.  Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

             At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital level of $59.9 million, or 8.60% of adjusted average assets, which is above the required level of $27.9 million, or 4.00%, and risk-based capital of $63.1 million, or 14.15% of adjusted assets, which is above the required level of $35.7 million, or 8.00%.

Impact of Inflation and Changing Prices

             The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations.  Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature.  As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

             The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS No. 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS No. 142.  On October 31, 2002, the Company adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, “Business Combinations” and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination.  This Statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope core deposit intangibles of financial institutions.  Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used.  The adoption of these statements did not have a material impact on the Company’s consolidated financial statements.

Subsequent Accounting Changes

             In June, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires recognition of a liability, when incurred, for a cost associated with an exit or disposal activity. The liability shall be recognized at fair value.  The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.  Management does not anticipate that the adoption of this Statement will have a material impact on the consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Management of Interest Rate Risk and Market Risk Analysis

             The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines.  Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates.  The Company maintains an ALCO responsible for reviewing its asset/liability policies and interest rate risk position on a quarterly basis.  The ALCO reports trends and the interest rate risk position to the Board of Directors each quarter.

             The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.  Besides the risk that rising interest rates could cause the cost of liabilities to rise faster than the yield on assets, the Company’s interest rate spread and margin could also be negatively affected in a declining interest rate environment if prepayments were to increase and the Company were to reinvest such proceeds at a lower rate.  The Company’s spread and margin would also be negatively impacted if deposit interest rates did not decline commensurate with asset yields in such a declining interest rate environment.  Similarly, spreads and margins would contract in a so-called flat- or inverse-yield curve environment, in which traditional spreads between short- and long-term interest rates were to be compressed or become negative.

             In recent years, the Company has utilized the following strategies to manage interest rate risk:  (1) emphasizing the origination of adjustable rate mortgages with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year or seven year initial fixed period, shorter-term adjustable-rate loans, such as home equity loans and lines of credit, and multi-family and commercial real estate loans; (2) selling longer-term fixed-rate loans; (3) emphasizing the origination of non-certificate deposits and offering deposit products with a variety of interest rates; (4) preparing and monitoring income simulation models, static gap and asset/liability funding matrix reports; and (5) selectively utilizing off-balance sheet derivatives and hedging instruments, such as interest rate swaps, caps and floors.

             On-balance sheet derivatives and hedging instruments

             On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which required that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.  The Company utilizes various derivative instruments for asset/liability management and other purposes. These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations and payments are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

             Interest rate swap agreements

             The Company uses an interest rate swap agreement to hedge a portfolio of variable rate home equity lines of credit.  These loans expose the Company to variability in interest payments due to changes in interest rates. If interest rates decrease, interest income decreases.  Conversely, if interest rates increase, interest income increases.  During 2002, management believed it prudent to limit the variability of a portion of these interest receipts and entered into an interest rate swap agreement.  The terms of the interest rate swap agreement call for the Company to receive fixed interest rate payments and remit variable rate interest rate payments.  The interest rate swap is designated as a cash flow hedge.

             At December 31, 2002 the information pertaining to the outstanding interest rate swap agreement used to hedge variable rate loans is as follows:

Year Ended December 31, 2002

Notional amount	$5,000
Pay rate (based upon the prime rate)	4.25%
Receive rate	7.64%
Maturity in years	4.4
Unrealized gain relating to interest rate swap	$414

             The Company also uses interest rate swap agreements to hedge a portfolio of brokered certificates of deposit. These agreements are designated as fair value hedges since they are used to convert the cost of the brokered certificates of deposit from a fixed to a variable rate.  Since the hedge relationship is estimated to be 100% effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there is no impact on the statement of income or on comprehensive income.  Theapplication of SFAS No. 133 results in an adjustment to the balance sheet to reflect the swap and the certificates of deposit at fair value.

	December 31,

	2002	2001

Notional amount	$20,000	$30,000
Weighted average pay rate	1.62%	2.27%
Weighted average receive rate	5.25%	6.05%
Weighted average maturity in years	7.1	8.1
Unrealized gain (loss) relating to interest rate swaps	$452	$(265)

             These agreements provide for the Company to make payments of a variable rate determined by a specified index (one or three-month LIBOR) in exchange for receiving payments at a fixed rate.

             All swaps outstanding at December 31, 2001 were called in 2002.  All swaps outstanding at December 31, 2002 are callable by the counter party to the agreement in July 2003 and semi-annually thereafter.

             Interest rate protection agreements (caps)

             The Company had no outstanding interest rate protection agreements (caps) at December 31, 2002.  The Company had interest rate protection agreements (caps) with notional amounts totaling $150,000 at December 31, 2001, which expired in 2002. These caps were used to limit the Company’s exposure to rising interest rates on its short-term borrowings.  Under these agreements the Company paid premiums for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively “capping” its interest rate cost for the duration of the agreements. The interest rate cap is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income. Any intrinsic value is recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs.

             Information pertaining to the rate cap agreements entered into by the Company is as follows:

	December 31,

	2002	2001

Notional amount	$—	$150,000
Weighted average rate	—	7.08%
Cash received	—	34

             Income simulation analysis.   The Company uses income simulation modeling in order to analyze its interest rate risk under various scenarios.  The income simulation model is designed to measure the performance of the Company’s net interest income based upon potential changes in interest rates over a select period of time. The model consists of current data related to cash flow characteristics, repricing opportunities, maturities and current rates for all interest-earning assets and interest-bearing liabilities.  In addition, management makes certain assumptions associated with prepayment speeds, maturities for non-certificate deposits, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows.  The model does not include assumptions about future changes to the structure of the balance sheet or actions the Company may take to mitigate projected risks.  The income simulation model is produced for several interest rate environments including a flat rate scenario (i.e. no change in current interest rates) over a twelve month period.   A second and third model are produced in which a gradual increase of 200 basis points and a decrease of 100 basis points occurs over a twelve month period.  Other models are produced, as appropriate, to simulate the flattening or steepening of the yield curve.  Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions.  The resultant changes in net interest income are then measured against the flat rate scenario.  For the years ended December 31, 2002 and 2001, the model projects reductions of 1.48% and 0.04%, respectively, in the down 100 basis points scenario during the next twelve months.  In an up 200 basis points environment, the model forecasts net interest income contraction of 1.06% and 2.11%, respectively, for the years ended December 31, 2002 and 2001.  The variability calculated in these models is well within the guidelines established by the Company’s interest rate risk policy.

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

             Gap analysis.   The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.   At December 31, 2002, the Company’s one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was positive 9.16%, compared to a negative gap of 0.06% at December 31, 2001.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on interest-earning assets increasing at a rate faster than its cost of its interest-bearing liabilities than if it had a negative gap.  Conversely, during a period of falling interest rates, an institution with a positive gap would tend to have its interest-earning assets repricing downward at a faster rate than its interest-bearing liabilities as compared to an institution with a negative gap which, consequently, may tend to negatively affect the growth of its net interest income.

             The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “Gap Table”). The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2002, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments for selected time intervals.  For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used.  The mortgage-backed securities portfolio was assumed to prepay at a rate of between 3.93% and 53.52% annually. The stratification of savings deposits (including NOW, savings and money market accounts) is based on management’s philosophy of repricing core deposits in response to changes in the general interest rate environment.  Prepayment rates can have a significant impact on the Company’s estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan prepayment activity.

	At December 31, 2002

	1 Year or Less		More than 1 Year to 2 Years		More than 2 Years to 3 Years		More than 3 Years to 4 Years

	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate

	(Dollars in Thousands)
Interest-earning assets (1):
Trading account securities	$—	—	$—	—	$—	—	$—	—
Mortgage-backed securities	33,436	6.66%	11,281	6.79%	5,506	6.76%	6,475	6.99%
Debt securities	5,401	2.42%	12,761	3.44%	5,035	3.90%	5,010	4.76%
Equity securities	—	—	—	—	—	—	10,081	8.20%
FHLB stock	13,795	3.50%	—	—	—	—	—	—
Loans, net	188,848	5.85%	77,017	6.47%	44,799	6.59%	41,391	6.42%
Other	10,201	1.00%	—	—	—	—	—	—

Total interest-earning assets	$251,681		$101,059		$55,340		$62,957

Interest-bearing liabilities:
Savings accounts	$6,198	0.98%	$—	—	$—	—	$—	—
Money market accounts	47,500	1.47%	—	—	—	—	—	—
NOW accounts	18,903	1.69%	—	—	—	—	—	—
Certificates of deposit	83,229	2.92%	17,113	3.59%	22,097	3.97%	234	5.00%
Borrowings	31,235	1.93%	39,000	5.49%	3,000	3.19%	72,000	6.05%

Total interest-bearing liabilities	$187,065		$56,113		$25,097		$72,234

Interest-rate sensitivity gap (2)	$64,616		$44,946		$30,243		$(9,277)

Cumulative interest-rate sensitivity gap	$64,616		$109,562		$139,805		$130,528

Cumulative interest sensitivity gap as a percentage of total assets	9.16%		15.53%		19.81%		18.50%
Cumulative interest sensitivity gap as a percentage of total interest earning assets	9.84%		16.69%		21.30%		19.89%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	134.54%		145.05%		152.11%		138.33%

	At December 31, 2002

	More than 4 Years to 5 Years		More than 5 Years		Total Amount	Fair Value (3)

	Balance	Average Rate	Balance	Average Rate

	(Dollars in Thousands)
Interest-earning assets (1):
Trading account securities	$—	—	$16,284	4.98%	$16,284	$16,284
Mortgage-backed securities	11,335	7.17%	9,619	6.66%	77,652	82,573
Debt securities	—	—	21,454	6.98%	49,661	51,085
Equity securities	1,992	7.91%	7,922	8.42%	19,995	21,648
FHLB stock	—	—	—	—	13,795	13,795
Loans, net	41,769	6.83%	76,400	7.12%	470,224	487,619
Other	—	—	—	—	10,201	10,201

Total interest-earning assets	$55,096		$131,679		$657,812	$683,205

Interest-bearing liabilities:
Savings accounts	$—	—	$70,922	0.98%	$77,120	$77,120
Money market accounts	—	—	—	—	47,500	47,500
NOW accounts	—	—	48,041	0.50%	66,944	66,944
Certificates of deposit	13,573	5.00%	21,597	4.85%	157,843	161,805
Borrowings	18,000	4.29%	90,000	4.89%	253,235	272,266

Total interest-bearing liabilities	$31,573		$230,560		$602,642	$625,635

Interest-rate sensitivity gap (2)	$23,523		$(98,881)		$55,170

Cumulative interest-rate sensitivity gap	$154,051		$55,170

Cumulative interest sensitivity gap as a percentage of total assets	21.83%		7.82%
Cumulative interest sensitivity gap as a percentage of total interest earning assets	23.47%		8.41%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	141.40%		109.15%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments and contractual maturities.
(2)	Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.
(3)

The fair values of securities available for sale, including mortgage-backed securities, and trading account securities are based on quoted market prices. The fair values of performing loans are estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using underlying collateral values, where applicable. The fair values of non-certificate deposit accounts is equal to the carrying amount.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The fair values for FHLB advances are estimated using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Woronoco Bancorp, Inc.
Westfield, Massachusetts

We have audited the consolidated balance sheets of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Wolf Company, P.C. Boston, Massachusetts January 18, 2003

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except share data)
ASSETS
Cash and due from banks	$17,600	$19,883
Interest-bearing deposits	731	7,326
Federal funds sold	9,470	—

Cash and cash equivalents	27,801	27,209
Trading securities	16,284	—
Securities available for sale, at fair value	155,306	175,708
Federal Home Loan Bank stock, at cost	13,795	13,750
Loans, net of allowance for loan losses ($3,156 at December 31, 2002 and $2,701 at December 31, 2001)	470,224	427,409
Premises and equipment, net	10,343	11,172
Accrued interest receivable	3,385	3,036
Goodwill and other intangible assets, net	1,889	1,923
Net deferred tax asset	—	1,362
Cash surrender value of life insurance	2,602	2,412
Other assets	4,007	4,025

	$705,636	$668,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$370,650	$336,060
Mortgagors’ escrow accounts	1,597	1,130
Short-term borrowings	56,235	44,041
Long-term debt	197,000	205,000
Due to broker	—	3,713
Net deferred tax liability	589	—
Accrued expenses and other liabilities	5,155	8,213

Total liabilities	631,226	598,157

Commitments and contingencies (notes 12 and 13)
Stockholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; shares issued: 5,998,860 at December 31, 2002 and December 31, 2001	60	60
Additional paid-in capital	59,020	58,294
Unearned compensation	(3,951)	(4,834)
Retained earnings	44,641	41,439
Accumulated other comprehensive income	5,222	1,497
Treasury stock, at cost (2,431,191 shares at December 31, 2002 and 2,261,592 shares at December 31, 2001)	(30,582)	(26,607)

Total stockholders’ equity	74,410	69,849

Total liabilities and stockholders’ equity	$705,636	$668,006

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$30,041	$29,753	$27,153
Interest and dividends on securities:
Taxable interest	7,390	8,729	9,622
Tax exempt interest	981	54	—
Dividends	3,047	3,277	3,167
Federal funds sold	136	233	118
Other	55	269	346

Total interest and dividend income	41,650	42,315	40,406

Interest expense:
Deposits	8,133	10,825	10,379
Short-term borrowings	678	2,838	12,271
Long-term debt	11,949	9,657	1,159

Total interest expense	20,760	23,320	23,809

Net interest and dividend income	20,890	18,995	16,597
Provision for loan losses	502	195	300

Net interest income, after provision for loan losses	20,388	18,800	16,297

Other income:
Fee income	2,689	2,450	2,254
Insurance commissions	814	494	471
(Loss) gain on sales, disposition and impairment of securities, net	(136)	393	1,377
Net loss on trading account activities	(2,086)	—	—
Gain on sales of loans, net	1,198	785	—
Gain on sale of supermarket branches	815	—	—
Gain (loss) on derivative instruments and hedging activities	1	(78)	—
Covered call option income	43	128	163
Miscellaneous	4	—	3

Total other income	3,342	4,172	4,268

Other expenses:
Salaries and employee benefits	9,159	8,535	7,488
Occupancy and equipment	2,235	2,206	1,889
Other real estate owned	—	(2)	54
Marketing	793	702	781
Professional services	1,067	1,096	897
Data processing	952	908	816
Other general and administrative	2,851	2,815	2,450

Total other expenses	17,057	16,260	14,375

Income before income taxes and cumulative effect of change in accounting principle	6,673	6,712	6,190
Provision for income taxes	1,751	2,303	2,106

Income before cumulative effect of change in accounting principle	4,922	4,409	4,084
Cumulative effect of change in accounting for derivative instruments, net of tax benefit of $92	—	(161)	—

Net income	$4,922	$4,248	$4,084

Earnings per share:
Basic	$1.48	$1.20	$0.91
Diluted	$1.38	$1.14	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

	(In thousands, except share data)
Balance at December 31, 1999	$60	$57,874	$(6,604)	$35,230	$(3,875)	$(1,790)	$80,895
Comprehensive income:
Net income	—	—	—	4,084	—	—	4,084
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	4,240	—	4,240

Total comprehensive income							8,324

Decrease in unearned compensation	—	50	862	—	—	—	912
Adjustment for tax benefit related to vesting of stock awards	—	30	—	—	—	—	30
Cash dividends paid ($0.225 per share)	—	—	—	(1,003)	—	—	(1,003)
Treasury stock purchased (1,667,896 shares)	—	—	—			(18,399)	(18,399)

Balance at December 31, 2000	60	57,954	(5,742)	38,311	365	(20,189)	70,759
Comprehensive income:
Net income	—	—	—	4,248	—	—	4,248
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,132	—	1,132

Total comprehensive income							5,380

Decrease in unearned compensation	—	241	908	—	—	—	1,149
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	99	—	—	—	—	99
Reissuance of treasury shares in connection with stock option exercises (3,150 shares)	—	—	—	(2)	—	37	35
Cash dividends paid ($0.3175 per share)	—	—	—	(1,118)	—	—	(1,118)
Treasury stock purchased (420,346 shares)	—	—	—	—	—	(6,455)	(6,455)

Balance at December 31, 2001	60	58,294	(4,834)	41,439	1,497	(26,607)	69,849
Comprehensive income:
Net income	—	—	—	4,922	—	—	4,922
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	3,454	—	3,454
Net gain on derivative instruments	—	—	—	—	271	—	271

Total comprehensive income							8,647

Decrease in unearned compensation	—	422	883	—	—	—	1,305
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	304	—	—	—	—	304
Reissuance of treasury shares in connection with stock option exercises (67,455 shares)	—	—	—	(159)	—	833	674
Cash dividends paid ($0.47 per share)	—	—	—	(1,561)	—	—	(1,561)
Treasury stock purchased (237,054 shares)	—	—	—	—	—	(4,808)	(4,808)

Balance at December 31, 2002	$60	$59,020	$(3,951)	$44,641	$5,222	$(30,582)	$74,410

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$4,922	$4,248	$4,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	502	195	300
Net amortization (accretion) of investments	444	(20)	(73)
Depreciation and amortization	1,068	1,064	885
Amortization of goodwill and other intangible assets	50	78	77
Amortization of mortgage servicing rights	67	27	14
Employee stock ownership plan expense	816	672	435
Stock-based incentive plan expense	489	477	477
Deferred tax (benefit) provision	(431)	(190)	666
Covered call option income	(43)	(128)	(163)
Gain (loss) on sales, disposition and impairment of securities, net	136	(393)	(1,377)
Net loss on trading activities	2,086	—	—
Gain on sales of loans, net	(1,198)	(785)	—
Gain on sale of other real estate owned	—	(21)	—
Gain on sale of supermarket branches, net of expenses	(815)	—	—
Loans originated/purchased and held for sale	(30,385)	(17,461)	(14,313)
Proceeds from sale of loans held for sale	31,035	32,133	—
Changes in operating assets and liabilities:
Accrued interest receivable	(349)	338	(1,111)
Accrued expenses and other liabilities	(1,463)	4,108	570
Other, net	(1,875)	(1,673)	(1,014)

Net cash provided (used) by operating activities	5,056	22,669	(10,543)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	8,618	4,387	12,438
Purchases of securities available for sale	(37,821)	(29,125)	(44,044)
Principal payments on mortgage-backed investments	33,277	30,931	12,871
Call option premiums received	67	171	277
Purchases of Federal Home Loan Bank stock	(45)	—	(6,208)
Loan purchases	—	—	(43,620)
Loans originations and principal collections, net	(42,692)	(36,339)	(40,620)
Additions to premises and equipment	(450)	(1,105)	(3,157)
Proceeds from sales of premises and equipment, net	201	—	—
Proceeds from sales of foreclosed real estate	—	359	883
Payment to purchase insurance agencies	—	(1,303)	(800)

Net cash used in investing activities	(38,845)	(32,024)	(111,980)

Cash flows from financing activities:
Net increase in deposits, excluding deposits sold	43,520	10,805	62,059
Sale of supermarket branch deposits, net of premium and expenses	(8,105)	—	—
Net decrease in short-term borrowings	(19,806)	(91,990)	(16,286)
Proceeds from issuance of long-term debt	24,000	100,000	105,000
Net increase (decrease) in mortgagors’ escrow accounts	467	259	(12)
Cash dividends paid	(1,561)	(1,118)	(1,003)
Treasury stock purchased	(4,808)	(6,795)	(18,052)
Reissuance of treasury stock in connection with stock option exercises	674	35	—

Net cash provided by financing activities	34,381	11,196	131,706

Net increase in cash and cash equivalents	592	1,841	9,183
Cash and cash equivalents at beginning of period	27,209	25,368	16,185

Cash and cash equivalents at end of period	$27,801	$27,209	$25,368

Supplemental cash flow information:
Interest paid on deposits	$9,136	$12,034	$10,567
Interest paid on borrowings	12,561	12,524	12,949
Income taxes paid	2,130	1,726	1,513
Transfer from loans to other real estate owned	—	277	61
Transfer of long-term debt to short-term borrowings	32,000	—	—
Trade date accounting for share repurchases	—	7	347
Net due to brokers for investment securities transactions	—	3,047	—

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of Woronoco Bancorp, Inc. and its wholly-owned subsidiaries, Woronoco Savings Bank and WRO Funding Corporation (the “Company”).  The accounts of Woronoco Savings Bank (the “Bank”) include all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Business

The Company provides a variety of financial services, including trust and financial management services, and various deposit and lending products to individuals and small businesses through its ten offices in western Massachusetts.  Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential, commercial mortgage, consumer and home equity loans.

Through the Bank’s subsidiary, Keyes, Mattson & Agan Insurance Agency, Inc., the Company also offers a full line of property and casualty insurance products and various life insurance and group life, group health and accident insurance products for individuals and commercial clients.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business (concluded)

Prior to the acquisitions of Keyes & Mattson Insurance Agency in 2001 and Agan Insurance Agency in 2000, the Company’s chief decision-makers monitored the revenue streams of the various products and services, while the Company’s operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Company’s operations were considered by management to be aggregated in one reportable operating segment.  Subsequent to the acquisitions of the insurance agencies, the Company’s operations continue to be aggregated in one reportable operating segment, except for Keyes, Mattson & Agan Insurance Agency, Inc. which is evaluated on a stand-alone basis.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and federal funds sold, all of which mature within ninety days.

Trading activities

The Company engages in trading activities for its own account.  Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in earnings.  Interest and dividends are included in net interest income.

Quoted market prices are used to determine the fair value of trading instruments.

Securities

Securities not classified as “held to maturity” or “trading” are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans

The Company originates mortgage, commercial and consumer loans for its customers.  A substantial portion of the loan portfolio is represented by mortgage loans in the Company’s primary market area.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans are generally maintained on a non-accrual basis.  Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the risks inherent in its loan portfolio, consideration of trends in delinquency and impaired loans, the amount of charge-offs and recoveries, volume of loans, changes in risk selection, credit concentrations, national and regional economies and the real estate market in the Company’s primary lending area. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of a specific allowance for identified problem and impaired loans and a general allowance for current performing loans.  All loans are considered in the evaluation, whether on an individual or group basis. Changes in the balances of problem and impaired loans affect the specific reserve, while changes in volume and concentrations of current performing loans affects the general reserve and the allocation of the allowance of the loan losses among loan types.

For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market value) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans adjusted for qualitative factors.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivative financial instruments and change in accounting principle

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which required that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

• Derivative instruments used for asset/liability management

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative financial instruments and change in accounting principle (continued)

• Derivative instruments used for asset/liability management (concluded)

Interest rate swaps (concluded)

An example of a situation in which the Company would utilize an interest rate swap would be to convert a portion of its fixed-rate debt to a variable rate (fair value hedge) or to convert a portion of its variable-rate mortgage loans to a fixed rate (cash flow hedge).  Prior to the adoption of SFAS No. 133, the Company did not recognize the fair value of its hedges.  According to SFAS No. 133, the gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item, is recognized currently in earnings in the same accounting period.  The gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Interest rate cap agreements

The Company utilizes interest rate caps to limit the Company’s exposure to rising interest rates on its borrowings.  Under these agreements the Company pays premiums for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively “capping” its interest rate cost for the duration of the agreements.  Prior to the adoption of SFAS No. 133, the Company accounted for the premiums paid under SFAS No. 80, “Accounting for Futures Contracts”, for hedge accounting.  Under SFAS No. 80, the premiums paid were amortized on a straight line method over the term of coverage as a prepaid expense. With the adoption of SFAS No. 133, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative financial instruments and change in accounting principle (concluded)

• Other derivative instruments

The Company also writes covered call options on marketable equity securities held in its investment portfolio to take advantage of fluctuating market prices and to generate non-interest income.  The Company receives a premium for writing the option, while the option holder receives an option to purchase the security at a specified price (the “strike” price).  The gain or loss on any derivative instrument not designated as a hedging instrument (such as this covered call option) is recognized currently in earnings.  Prior to adoption of SFAS No. 133, the Company recorded the receipt of premiums in other liabilities and upon expiration of the option recognized the deferred income in earnings.  The fair value of the call options was not recorded prior to the adoption of SFAS No. 133.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.  The Bank’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability.  However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

Stock compensation plans

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock compensation plans (concluded)

At December 31, 2002, the Company has two stock-based compensations plans, which are described more fully in Note 16.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Years Ended December 31,

	2002	2001	2000

Net income, as reported	$4,922	$4,248	$4,084

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(695)	(673)	(398)

Pro forma net income	$4,227	$3,575	$3,686

Earnings per share:
Basic-as reported	$1.48	$1.20	$0.91

Basic-pro forma	$1.27	$1.01	$0.82

Diluted-as reported	$1.38	$1.14	$0.90

Diluted-pro forma	$1.19	$0.96	$0.81

Employee stock ownership plan (“ESOP”)

Compensation expense is recognized as ESOP shares are committed to be released.  Allocated and committed-to-be-released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments.  Other ESOP shares are excluded from earnings per share calculations.  Dividends declared on allocated ESOP shares are charged to retained earnings.  Dividends declared on unallocated ESOP shares are used to satisfy debt service.  The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings per common share for the years ended December 31, 2002, 2001 and 2000 have been computed based upon the following:

	Years Ended December 31,

	2002	2001	2000

Net income applicable to common stock	$4,922	$4,248	$4,084

Average number of common shares outstanding	3,327,388	3,531,314	4,483,396
Effect of dilutive options	236,866	188,910	49,405

Average number of common shares outstanding used to calculate diluted earnings per common share	3,564,254	3,720,224	4,532,801

For the year ended December 31, 2002, 42,722 options granted were anti-dilutive and therefore not included in the earnings per share calculation.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (continued)

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,

	2002	2001	2000

Unrealized holding gains on available-for-sale securities	$3,471	$2,144	$8,082
Reclassification adjustment for gains realized in income	(350)	(602)	(1,377)

Net unrealized gains	3,121	1,542	6,705
Reclassification adjustment for impairment losses realized in income	486	209	—
Reclassification adjustment for losses related to transfer of equity securities from available-for-sale to trading	2,086	—	—

Net unrealized gains	5,693	1,751	6,705
Tax effect	(2,239)	(619)	(2,465)

	3,454	1,132	4,240

Change in fair value of derivatives used for cash flow hedges	414	—	—
Tax effect	(143)	—	—

	271	—	—

	$3,725	$1,132	$4,240

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (concluded)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,

	2002	2001

Net unrealized gain on securities available-for-sale	$7,998	$2,305
Tax effect	(3,047)	(808)

Net-of-tax amount	4,951	1,497

Net unrealized gain on derivatives used for cash flow hedges	414	—
Tax effect	(143)	—

Net-of-tax amount	271	—

	$5,222	$1,497

Accounting changes

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, which provides that goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS No. 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS No. 142.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Accounting changes (concluded)

On October 31, 2002, the Company adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, “Business Combinations” and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination.  This Statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope core deposit intangibles of financial institutions.  Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions that are required for other long-lived assets that are held and used.  The adoption of these statements did not have a material impact on the Company’s consolidated financial statements.

Subsequent Accounting Changes

In June, 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires recognition of a liability, when incurred, for a cost associated with an exit or disposal activity. The liability shall be recognized at fair value.  The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.  Management does not anticipate that the adoption of this Statement will have a material impact on the consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2002 and 2001, these reserve balances amounted to $5,464 and $5,216, respectively.

3.	TRADING ACTIVITIES

On December 31, 2002, the Company transferred almost all of its common and preferred equity securities from available-for-sale to trading.  At December 31, 2002, trading assets, at fair value, were $16,284.  There were no securities classified as trading during the years ended December 31, 2001 and December 31, 2000.  The net loss on trading activities included in earnings was $2,086 for the year ended December 31, 2002.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:
U.S. Agencies	$28,207	$928	$—	$29,135
Municipal Bonds	21,454	496	—	21,950
Mortgage-backed	77,652	4,921	—	82,573
Trust Preferred	19,885	1,653	—	21,538

Total debt securities	147,198	7,998	—	155,196
Marketable equity securities	110	—	—	110

Total securities	$147,308	$7,998	$—	$155,306

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:
U.S. Agencies	$7,944	$449	$—	$8,393
Municipal Bonds	18,340	—	(942)	17,398
Mortgage-backed	110,913	3,229	(247)	113,895
Trust Preferred	19,600	235	(249)	19,586

Total debt securities	156,797	3,913	(1,438)	159,272
Marketable equity securities	16,606	1,247	(1,417)	16,436

Total securities	$173,403	$5,160	$(2,855)	$175,708

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES AVAILABLE FOR SALE (concluded)

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2002 follows:

	December 31, 2002

	Amortized Cost	Fair Value

Within 1 year	$5,083	$5,113
Over 1 year through 5 years	23,124	24,022
Over 10 years	41,339	43,488

	69,546	72,623
Mortgage-Backed Securities	77,652	82,573

	$147,198	$155,196

At December 31, 2002 and 2001, the Company has pledged securities available for sale with an amortized cost of $4,047 and $5,511, respectively, and a fair value of $4,242 and $5,755 respectively, as collateral against its treasury tax and loan account, interest rate swap agreements and repurchase agreements.

Proceeds from sales of securities available for sale during the years ended December 31, 2002, 2001 and 2000 amounted to $8,618, $4,387 and $12,438, respectively.  Gross realized gains of $592, $822 and $1,868, and gross realized losses of $242, $220 and  $491, were realized during the years ended December 31, 2002, 2001 and 2000, respectively.

For the year ended December 31, 2002, gross gains of $762 and gross losses of $2,848 were included in the net loss on trading activities as a result of transfers of securities from available-for-sale to trading.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

5.	LOANS

A summary of the balances of loans follows:

	December 31,

	2002	2001

Residential mortgage	$305,100	$279,811
Home equity loans and lines of credit	83,222	84,117
Commercial real estate	53,486	36,221
Construction	19,785	16,145
Consumer	11,476	15,556
Commercial	11,136	10,447

Total loans	484,205	442,297
Net deferred loan origination costs	802	883
Unadvanced loan funds	(11,627)	(13,070)
Allowance for loan losses	(3,156)	(2,701)

Loans, net	$470,224	$427,409

An analysis of the allowance for loan losses follows:

	Years Ended December 31,

	2002	2001	2000

Balance at beginning of period	$2,701	$2,590	$2,309
Provision for loan losses	502	195	300
Recoveries	81	38	89
Loans charged-off	(128)	(122)	(108)

Balance at end of period	$3,156	$2,701	$2,590

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

LOANS (continued)

The following is a summary of the impaired and nonaccrual loans:

	December 31,

	2002	2001

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	19	84

Total impaired loans	$19	$84

Valuation allowance related to impaired loans	$19	$41

Nonaccrual loans	$1,106	$556

No additional funds are committed to be advanced in connection with impaired loans.

There were no loans past-due ninety days or more and still accruing at December 31, 2002 and 2001.

	Years Ended December 31,

	2002	2001	2000

Average recorded investment in impaired loans	$46	$177	$215

Interest income recognized on an accrual basis on impaired loans	$1	$—	$—

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

LOANS (concluded)

The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided.  Loans sold and serviced for others amounted to $61,761 and $42,564 at December 31, 2002 and 2001, respectively.  All loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets.  There were no loans held for sale at December 31, 2002 or 2001.

A summary of the activity in the balances of capitalized servicing rights follows:

	Years Ended December 31,

	2002	2001	2000

Balance at beginning of period	$250	$107	$121
Additions	337	170	—
Amortization	(67)	(27)	(14)

Balance at end of period	$520	$250	$107

The fair values of these rights approximate carrying amounts.

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows:

	December 31,		Estimated Useful Lives

	2002	2001

Banking premises:
Land	$1,110	$1,110
Buildings and improvements	9,773	10,078	5 - 40 years
Equipment	6,165	5,999	3 - 10 years
Construction in progress	109	—

	17,157	17,187
Less accumulated depreciation and amortization	(6,814)	(6,015)

	$10,343	$11,172

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

PREMISES AND EQUIPMENT (concluded)

The Company’s construction in progress primarily consists of costs related to the construction of a new branch in Chicopee. The Company intends to relocate the South Hadley supermarket branch to the new facility in 2003.  The Company has outstanding construction commitments to contractors and equipment contracts in the amount of $80.

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,068, $1,064 and $885, respectively.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,

	2002	2001

Non-interest-bearing demand	$22,388	$20,077
NOW	66,944	63,426
Money market	47,500	34,289
Regular savings	77,120	71,490

Total non-certificate accounts	213,952	189,282

Certificate accounts less than $100,000	139,100	128,209
Certificate accounts of $100,000 or more	17,598	18,569

Total certificate accounts	156,698	146,778

	$370,650	$336,060

Certificate accounts include $43,205 in brokered certificates of deposit at an average rate of 4.91% at December 31, 2002.

Certificate accounts include $29,630 in brokered certificates of deposit at an average rate of 6.05% at December 31, 2001.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

DEPOSITS (concluded)

A summary of certificate accounts, by maturity, is as follows

	December 31, 2002			December 31, 2001

	Amount		Weighted Average Rate	Amount		Weighted Average Rate

Within 1 year	$81,740		2.79%	$101,025		4.24%
After 1 year to 3 years	40,699		3.77%	15,892		4.25%
After 3 years to 5 years	13,807		5.00%	231		5.00%
After 5 years	20,452	(1)	5.25%	29,630	(2)	6.05%

	$156,698		3.55%	$146,778		4.61

(1)	Includes $20,000 of brokered deposits callable on July 18 and July 25, 2003.
(2)	Represents brokered deposits callable on April 11, July 11, and July 12, 2002.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

	December 31,

	2002	2001

Federal Home Loan Bank advances	$56,000	$42,000
Federal Home Loan Bank line of credit	—	1,849
Repurchase agreements	235	192

	$56,235	$44,041

Federal Home Loan Bank

Federal Home Loan Bank advances mature within one year at a weighted average rate of 3.96% and 2.09% at December 31, 2002 and 2001, respectively.  The Bank also has an available line of credit with the Federal Home Loan Bank of Boston (“FHLB”) at an interest rate that adjusts daily.  Borrowings under the line are limited to 2% of the Bank’s total assets.  All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the carrying value of mortgage-backed securities issued by U.S. government agencies.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SHORT-TERM BORROWINGS (concluded)

Federal Home Loan Bank (concluded)

Additionally, as a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

Repurchase agreements

Securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,

	2002	2001

Balance at year-end	$235	$192
Average amount outstanding during year	153	116
Interest expense incurred during year	3	4
Maximum amount outstanding at any month-end	235	207
Weighted average interest rate during the year	1.96%	3.45%
Weighted average interest rate on year-end balances	1.54%	2.42%

Mortgage-backed securities available for sale, with a market value of $330 and $416 and an amortized cost of $326 and $408 are pledged to secure the repurchase agreements at December 31, 2002 and 2001, respectively.  The securities pledged to secure the repurchase agreements are under the Company’s control.

Federal Reserve Bank of Boston

Commercial loans with a principal balance of $1,886 and $3,082 were pledged to the Federal Reserve Bank of Boston as of December 31, 2002 and 2001, respectively, as security for a liquidity line of credit.  No amounts were outstanding as of December 31, 2002 or 2001 under this line of credit.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2002		December 31, 2001

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Fixed-rate FHLB advances maturing:
2003	$—	—	$32,000	5.74%
2004	14,000	4.40%	11,000	4.93%
2005	63,000	6.04%	60,000	6.18%
2006	12,000	5.33%	12,000	5.33%
2007	18,000	4.29%	—	—
2010	20,000	4.78%	20,000	4.78%
2011	70,000	4.93%	70,000	4.93%

Total FHLB advances	$197,000	5.20%	$205,000	5.43%

Certain FHLB advances are callable in 2003, 2004 and 2006.  All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the carrying value of mortgage-backed securities issued by U.S. government agencies.

As a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions, before the cumulative effect of a change in accounting principle, is as follows:

	Years Ended December 31,

	2002	2001	2000

Current tax provision:
Federal	$1,815	$2,310	$1,197
State	367	183	243

	2,182	2,493	1,440

Deferred tax (benefit) provision:
Federal	(432)	(108)	531
State	1	(82)	135

	(431)	(190)	666

	$1,751	$2,303	$2,106

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates, before the cumulative effect of a change in accounting principle, are summarized as follows:

	Years Ended December 31,

	2002	2001	2000

Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.6	1.0	4.0
Dividends received deduction	(2.8)	(2.6)	(3.4)
Tax-exempt interest	(5.0)	—	—
Other, net	(3.6)	1.9	(0.6)

Effective tax rates	26.2%	34.3%	34.0%

The components of the net deferred tax (liability) asset are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Federal	$2,792	$2,299
State	461	447

	3,253	2,746

Deferred tax liabilities:
Federal	(3,178)	(1,237)
State	(664)	(147)

	(3,842)	(1,384)

Net deferred tax (liability) asset	$(589)	$1,362

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (continued)

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,

	2002	2001

Net unrealized gain on securities available for sale	$(3,047)	$(808)
Net unrealized gain from cash flow hedge	(143)	—
Charitable contribution carryforward	657	882
Depreciation	8	(20)
Deferred income	(651)	(552)
Allowance for loan losses	1,291	1,105
Employee benefit plans	321	457
Mark to market - derivatives	—	136
Other-than-temporary declines in value	935	120
Other	40	42

Net deferred tax (liability) asset	$(589)	$1,362

At December 31, 2002, the Company had a charitable contribution carryover for tax return purposes of approximately $1,932, which will expire on December 31, 2004 if not utilized.

A summary of the change in the net deferred tax (liability) asset is as follows:

	Years Ended December 31,

	2002	2001	2000

Balance at beginning of period	$1,362	$1,791	$4,922
Deferred tax benefit (provision)	431	190	(666)
Deferred tax effects of net unrealized gain on securities available for sale	(2,239)	(619)	(2,465)
Deferred tax effect of net unrealized gain on cash flow hedge	(143)	—	—

Balance at end of period	$(589)	$1,362	$1,791

There was no valuation allowance for deferred tax assets as of December 31, 2002, 2001 and 2000.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (concluded)

The federal income tax reserve for loan losses at the Company’s base year is $1,551.  If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used.  As the Company intends to use the reserve to absorb only loan losses, a deferred tax liability of approximately $636 has not been provided.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,

	2002	2001

Commitments to grant loans:
Fixed-rate	$10,251	$16,889
Variable-rate	5,558	10,082
Unadvanced funds on lines of credit	74,310	69,781
Standby letters of credit	584	683

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  These financial instruments are generally collateralized by real estate or other business assets.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (concluded)

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

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2002, future minimum operating lease commitments pertaining to banking premises are as follows:

2003	$389
2004	337
2005	221
2006	221
2007	210
Thereafter	2,917

$4,295

Annual real estate taxes assessed to the leased premises will be added to the basic rental scheduled above.  The leases contain options to extend for periods from five to ten years.  The cost of such rentals is not included above.

Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $304, $282 and $216, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

12.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swap Agreements

The Company uses an interest rate swap agreement to hedge a portfolio of variable rate home equity lines of credit.  These loans expose the Company to variability in interest payments due to changes in interest rates. If interest rates decrease, interest income decreases.  Conversely, if interest rates increase, interest income increases.  During 2002, management believed it prudent to limit the variability of a portion of these interest receipts and entered into an interest rate swap agreement.  The terms of the interest rate swap agreement call for the Company to receive fixed interest rate payments and remit variable rate interest rate payments.  The interest rate swap is designated as a cash flow hedge.

At December 31, 2002 the information pertaining to the outstanding interest rate swap agreement used to hedge variable rate loans is as follows:

Year Ended December 31, 2002

Notional amount	$5,000
Pay rate (based upon the prime rate)	4.25%
Receive rate	7.64%
Maturity in years	4.4
Unrealized gain relating to interest rate swap	$414

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Derivative Financial Instruments (continued)

Interest Rate Swap Agreements (concluded)

The Company also uses interest rate swap agreements to hedge a portfolio of brokered certificates of deposit.  These agreements are designated as fair value hedges since they are used to convert the cost of the brokered certificates of deposit from a fixed to a variable rate.  Since the hedge relationship is estimated to be 100% effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there is no impact on the statement of income or on comprehensive income.  The application of SFAS No. 133 results in an adjustment to the balance sheet to reflect the swap and the certificates of deposit at fair value.

	December 31,

	2002	2001

Notional amount	$20,000	$30,000
Weighted average pay rate	1.62%	2.27%
Weighted average receive rate	5.25%	6.05%
Weighted average maturity in years	7.1	8.1
Unrealized gain (loss) relating to interest rate swaps	$452	$(265)

These agreements provide for the Company to make payments of a variable rate determined by a specified index (one or three-month LIBOR) in exchange for receiving payments at a fixed rate.

All swaps outstanding at December 31, 2001 were called in 2002.  All swaps outstanding at December 31, 2002 are callable by the counter party to the agreement in July 2003 and semi-annually thereafter.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (concluded)

Derivative Financial Instruments (concluded)

Interest Rate Protection Agreements (caps)

The Company had no outstanding interest rate protection agreements (caps) at December 31, 2002.  The Company had interest rate protection agreements (caps) with notional amounts totaling $150,000 at December 31, 2001, which expired during 2002.  These caps were used to limit the Company’s exposure to rising interest rates on its short-term borrowings.  Under these agreements the Company paid premiums for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively “capping” its interest rate cost for the duration of the agreements. The interest rate cap is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income.

Any intrinsic value will be recorded in other comprehensive income and recognized in future statements of income as an offset to related future borrowing costs. Information pertaining to the rate cap agreements entered into by the Company is as follows:

	December 31,

	2002	2001

Notional amount	$—	$150,000
Weighted average rate	—	7.08%
Cash received	—	34

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

13.	OTHER COMMITMENTS AND CONTINGENCIES

Employment and change in control agreements

Woronoco Bancorp, Inc. has entered into a five-year employment agreement with its President and Chief Executive Officer and three-year employment agreements with certain executives.  The Bank has entered into three-year employment agreements with its President and Chief Executive Officer and certain executives.   These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Woronoco Bancorp, Inc. and Bank employment agreements renew on a daily and annual basis, respectively.  Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement.  However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

The Bank has also entered into three-year change in control agreements with certain officers, none of whom are covered by an employment agreement.  The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

Legal claims

Various legal claims arise from time to time in the ordinary course of business.  In the opinion of management, these claims will have no material effect on the Company’s consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

14.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to savings and loan holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002 and 2001, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital to Risk Weighted Assets
Company	$ 70,403	15.8%	N/A	N/A	N/A	N/A
Bank	$ 63,074	14.1%	$ 35,671	8.0%	$ 44,589	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$ 67,247	15.1%	N/A	N/A	N/A	N/A
Bank	$ 59,918	13.4%	$ 17,836	4.0%	$ 26,753	6.0%
Tier 1 Capital to Average Assets
Company	$ 67,247	9.6%	N/A	N/A	N/A	N/A
Bank	$ 59,918	8.6%	$ 27,882	4.0%	$ 34,853	5.0%
As of December 31, 2001:
Total Capital to Risk Weighted Assets
Company	$ 68,973	15.4%	N/A	N/A	N/A	N/A
Bank	$ 57,930	13.0%	$ 35,779	8.0%	$ 44,724	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$ 66,272	14.8%	N/A	N/A	N/A	N/A
Bank	$ 55,229	12.3%	$ 17,890	4.0%	$ 26,835	6.0%
Tier 1 Capital to Average Assets
Company	$ 66,272	10.2%	N/A	N/A	N/A	N/A
Bank	$ 55,229	8.5%	$ 26,016	4.0%	$ 32,520	5.0%

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

15.	EMPLOYEE BENEFIT PLANS

Defined benefit plan

The Bank terminated its defined benefit pension plan effective December 31, 2000.  During 2000, the Company recorded a gain of $270 for the curtailment of the plan.  The final plan settlement was approved by the IRS in 2001.  The final settlement of the plan, including the distribution of all plan assets, occurred in 2002 and resulted in the recognition of an additional gain of $644.

	Plan Years Ended October 31,

	2002	2001	2000

Change in plan assets:
Fair value of plan assets at beginning of year	$5,049	$5,716	$4,875
Actual return on plan assets	—	60	723
Employer contribution	—	—	339
Benefits paid	(5,049)	(727)	(225)
Other	—	—	4

Fair value of plan assets at end of year	—	5,049	5,716

Change in benefit obligation:
Benefit obligation at beginning of year	4,956	4,278	4,208
Service cost	—	—	342
Interest cost	—	304	326
Actuarial loss (gain)	—	1,404	(374)
Benefits paid	(5,049)	(727)	(225)
Plan amendments	—	1,416	—
Curtailment of plan	—	(1,719)	—
Other	93	—	1

Benefit obligation at end of year	—	4,956	4,278

Funded status	—	94	1,438
Deferred gain	—	(738)	(2,386)
Unrecognized prior service cost	—	—	33

Accrued pension cost	$—	$(644)	$(915)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

Defined benefit plan (concluded)

The components of net periodic pension (benefit) cost are as follows:

	Plan Years Ended October 31,

	2002	2001	2000

Service cost	$—	$—	$342
Interest cost	—	304	326
Expected return on plan assets	—	(229)	(390)
Amortization of prior service cost	—	—	4
Recognized net actuarial gain	—	(104)	(76)
Recognized curtailment gain	(644)	(270)	—

	$(644)	$(299)	$206

Actuarial assumptions used in accounting were:

	2002	2001	2000

Discount rates on benefit obligations	N/A	6.75%	7.75%
Rates of increase in compensation levels	N/A	4.50	5.50
Expected long-term rates of return on plan assets	N/A	4.00	8.00

Defined contribution plan

The Bank has a 401(k) plan, where each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve month period, beginning with such employee’s date of hire, automatically becomes a participant in the plan.  The plan provides for voluntary contributions by participating employees up to 15% of their compensation, subject to certain limits based on federal tax laws.  The Bank makes matching contributions up to 100% of the first 3% of compensation.  Beginning in 2001, the Bank also contributes 3% of compensation for all participating employees.  Total 401(k) plan expense for the years ended December 31, 2002, 2001 and 2000 amounted to $339, $276 and $115, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

Directors’ retirement plan

Under terms of a plan approved in 2002, directors are eligible to participate in the plan upon election to the Board of Directors.  The purpose of the plan is to provide a benefit upon termination of service or death.  The plan provides for benefits based upon years of service.  Directors having completed 5 years of service are eligible for the annual retirement benefit upon termination of service, other than for cause.  The expense for the retirement plan for the year ended December 31, 2002 was $165.

Under the terms of a predecessor plan, directors were eligible to participate in the plan upon election to the Board of Directors and the retirement benefits vested over a 10-year period.  The retirement benefit for any plan year was determined by the performance of related insurance contracts, as defined in the plan.  The Company paid a one-time premium to the insurer.  The change in the cash surrender value of the life insurance policies was recorded as a reduction to directors’ life insurance expense.  The plan has been terminated and replaced with a new plan; however, benefits will continue to be paid out to certain participants of this plan who are not covered by the new plan.  The expenses incurred under the predecessor plan for the years ended December 31, 2002, 2001 and 2000 were $19, $41 and $37, respectively.

Supplemental executive retirement plan

Under terms of a plan approved in 2002, certain executives of the Company are eligible for supplemental retirement plan benefits.  The plan provides benefits for the executives upon retirement for a period of 20 years.  The executives will receive supplemental retirement benefits based upon average annual compensation and years of service.  The executives are eligible to receive reduced benefits for early retirement or termination of employment due to good cause or disability.  Benefits are payable to the beneficiaries of the executives upon death.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

Supplemental executive retirement plan (continued)

Information pertaining to the activity in the plan is as follows:

Year Ended December 31, 2002

Change in benefit obligation:
Benefit obligation at beginning of year	$—
Service cost	67
Interest cost	70
Amount attributable to future salary increases	859

Benefit obligation at end of year	996
Unrecognized transition obligation	(784)

Accrued supplemental retirement plan cost	$212

The components of net periodic pension cost are as follows:

Year Ended December 31, 2002

Service cost	$67
Interest cost	70
Amortization of prior service cost	75

$212

Actuarial assumptions used in accounting were:

2002

Discount rates on benefit obligations	7.00%
Rates of increase in compensation levels	5.00%
Expected long-term rates of return on plan assets	N/A

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (concluded)

Supplemental executive retirement plan (concluded)

The Bank also has a plan to provide benefits to certain executives that would have been provided under the ESOP, but were not provided as a result of the limitations imposed by the Internal Revenue Code.  The Bank recognized expenses for the plan years ended December 31, 2002, 2001 and 2000 totaling $163, $64 and $72, respectively.

16.	STOCK–BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock-based incentive plans

Stock options

Under the Company’s 1999 Stock-Based Incentive and 2001 Stock Option Plans, the Company may grant options to its directors, officers and employees for up to 599,886 and 202,915 shares of common stock, respectively.  Both incentive stock options and non-qualified stock options may be granted under the plans.  The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.  Options granted under the 1999 Stock-Based Incentive Plan vest at 20% per year.  Options granted under the 2001 Stock Option Plan vest at the discretion of the Compensation Committee, which is currently at 20% per year.

A summary of the status of the Company’s stock option plans for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Fixed Options:
Outstanding at beginning of year	594,695	$9.91	589,408	$9.75	577,408	$9.69
Granted	93,222	18.96	20,478	14.75	31,361	10.83
Exercised	(67,455)	9.95	(3,150)	11.08	—	—
Forfeited	(23,493)	12.37	(12,041)	9.76	(19,361)	9.69

Outstanding at end of year	596,969	$11.21	594,695	$9.91	589,408	$9.75

Options exercisable at year-end	273,767	$9.73	225,836	$9.70	111,609	$9.69
Weighted-average fair value of options granted during the year	$5.62		$6.22		$5.28

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Stock-based incentive plans (continued)

Stock options (concluded)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2002	2001	2000

Dividend yield	2.31%	2.08%	2.10%
Expected life in years	7	8	9
Expected volatility	13.82%	18.14%	23.29%
Risk-free interest rate	3.92%	5.07%	5.12%

Information pertaining to stock options outstanding at December 31, 2002 is as follows:

	Options Oustanding			Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$9.69	474,114	6.8 years	$9.69	263,190	$9.69
9.69	15,000	7.3 years	9.69	6,000	9.69
11.88	13,088	7.8 years	11.88	3,272	11.88
13.50	8,545	8.0 years	13.50	1,305	13.50
17.90	33,500	9.0 years	17.90	—	—
18.97	10,000	9.2 years	18.97	—	—
20.25	10,000	9.3 years	20.25	—	—
21.10	32,722	9.9 years	21.10	—	—

Outstanding at end of year	596,969	7.2 years	$11.21	273,767	$9.73

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Stock-based incentive plans (concluded)

Stock awards

Under the Company’s Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 239,954 shares of common stock.  The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards.  The stock awards vest at 20% per year.  The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation.  Unearned compensation is amortized over the periods to be benefited.  The Company recorded compensation cost related to the stock awards of $489 in 2002, $477 in 2001 and $477 in 2000.

A summary of the status of the Company’s stock awards is presented below:

	Year Ended December 31,

	2002	2001	2000

Balance, beginning of year	239,954	232,060	239,954
Granted	—	7,894	1,350
Canceled	(2,010)	—	(9,244)

Balance, end of year	237,944	239,954	232,060

Weighted-average fair value of stock awards granted during the year	$—	$17.90	$13.00

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Employee Stock Ownership Plan

The Bank has established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period.  As part of the bank’s conversion from mutual to stock ownership, Woronoco Bancorp, Inc. invested in a subsidiary, WRO Funding Company.  WRO Funding Company used the proceeds from the investment to fund a loan to the Woronoco Savings Bank Employee Stock Ownership Plan Trust, which  used the proceeds from the loan to purchase 8%, or 479,908 shares, of the Company’s outstanding stock in the open market.  The loan bears interest equal to 7.75% and provides for quarterly payments of principal and interest.

At December 31, 2002, the remaining principal balance is payable as follows:

Years Ending December 31,

2003	$339
2004	365
2005	395
2006	426
2007	460
Thereafter	1,426

$3,411

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased by Eastern Bank and Trust Company (“Trustee”), which are held in a suspense account for allocation among the participants as the loan is paid.  Total compensation expense applicable to the ESOP amounted to $823, $672 and $435 for the years ended December 31, 2002, 2001 and 2000, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (concluded)

Employee Stock Ownership Plan (concluded)

Shares held by the ESOP include the following:

	December 31,

	2002	2001

Allocated	113,138	73,282
Committed to be released	41,022	43,592
Unallocated	315,310	356,332

	469,470	473,206

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP.  The fair value of unallocated shares at December 31, 2002 and December 31, 2001 was $6,826 and 6,378, respectively.

17.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $1,197 and $1,556 at December 31, 2002 and 2001, respectively.

An analysis of the activity of these loans is as follows:

	Years Ended December 31,

	2002	2001

Balance at beginning of year	$1,556	$1,812
Additions	269	57
Repayments	(628)	(313)

Balance at end of year	$1,197	$1,556

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

18.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to Woronoco Bancorp, Inc.  The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. At December 31, 2002 and 2001, the Bank’s retained earnings available for the payment of dividends was $35,671 and $35,779, respectively.  Funds available for loans or advances by the Bank to Woronoco Bancorp, Inc. amounted to $6,307 and $5,793 at December 31, 2002 and 2001, respectively.  In addition, dividends paid by the Bank to Woronoco Bancorp, Inc. would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

In conjunction with Massachusetts conversion regulations, the Bank established a liquidation account for eligible account holders in the amount of approximately $33 million.  In the event of a liquidation of the Bank, the eligible account holders will be entitled to receive their pro-rata share of the net worth of the Bank prior to conversion.  However, as qualifying deposits of the eligible account holders are reduced, the liquidation account will also be reduced in an amount proportionate to the reduction in the qualifying deposits accounts.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Securities available for sale: Fair values for securities available for sale are based on quoted market prices.

Trading account securities: Fair values for trading account securities are based on quoted market prices.

Federal Home Loan Bank stock: The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank of Boston.

Loans receivable:  Fair values for performing loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using underlying collateral values, where applicable.

Deposit liabilities:  The fair values of non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances:  The fair values of the Company’s borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Repurchase agreements: The carrying amounts of repurchase agreements, which are overnight borrowings, approximate their fair values.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Derivative financial instruments:  Fair values for derivative financial instruments, for other-than-trading purposes, are based upon quoted market prices, except in the case of certain options and swaps where pricing models are used.

Off-balance sheet instruments: Fair values of off-balance sheet, credit-related financial instruments are immaterial.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$27,801	$27,801	$27,209	$27,209
Trading account securities	16,284	16,284	—	—
Securities available for sale	155,306	155,306	175,708	175,708
Federal Home Loan Bank stock	13,795	13,795	13,750	13,750
Loans, net	470,224	487,619	427,409	431,799
Accrued interest receivable	3,385	3,385	3,036	3,036
Financial liabilities:
Deposits	370,650	374,160	336,060	337,683
Short-term borrowings	56,235	57,453	44,041	47,817
Long-term debt	197,000	214,813	205,000	209,718
Derivative financial instruments:
Assets	866	866	—	—
Liabilities	—	—	265	265

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands, Except Per Share Amounts)

20.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2002 and 2001:

	2002				2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$10,192	$10,556	$10,557	$10,345	$10,960	$10,513	$10,436	$10,406
Interest expense	5,133	5,346	5,208	5,073	6,545	5,799	5,704	5,272

Net interest and dividend income	5,059	5,210	5,349	5,272	4,415	4,714	4,732	5,134
Provision for loan losses	109	243	113	37	—	85	110	—
Gain (loss) on sales, dispositions and impairment of securities, net	154	(33)	(191)	(66)	115	228	162	(112)
Net loss on trading activities	—	—	—	(2,086)	—	—	—	—
Gain on sales of loans, net	—	—	206	992	70	—	—	715
Gain on sales branches, net	—	—	—	815	—	—	—	—
Fees and other income	730	784	895	1,142	994	463	725	812
Other expenses	4,332	3,607	4,516	4,602	3,900	4,086	3,877	4,397
Income tax expense	426	644	514	167	618	427	563	695
Cumulative effect of change in accounting principle, net of taxes of $92	—	—	—	—	(161)	—	—	—

Net income	$1,076	$1,467	$1,116	$1,263	$915	$807	$1,069	$1,457

Earnings per share:
Basic	$0.32	$0.44	$0.34	$0.39	$0.25	$0.23	$0.30	$0.43
Diluted	$0.30	$0.40	$0.31	$0.36	$0.24	$0.22	$0.29	$0.41

21.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Woronoco Bancorp, Inc. is as follows:

	December 31,

BALANCE SHEETS	2002	2001

Assets
Cash and cash equivalents due from Woronoco Savings Bank	$613	$3,754
Investment in common stock of Woronoco Savings Bank	67,081	58,806
Investment in common stock of WRO Funding Corporation	5,341	5,218
Other assets	1,473	2,165

Total assets	$74,508	$69,943

Liabilities and Stockholders’ Equity
Accrued expenses	$98	$87
Other liabilities	—	7

Total liabilities	98	94
Stockholders’ equity	74,410	69,849

Total liabilities and stockholders’ equity	$74,508	$69,943

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,

STATEMENTS OF INCOME	2002	2001	2000

Income:
Dividends from Woronoco Savings Bank	$2,340	$7,398	$3,686
Interest on investments	—	—	406

Total income	2,340	7,398	4,092
Operating expenses	474	479	522
Income before income taxes and equity in undistributed net income of subsidiaries	1,866	6,919	3,570
Applicable income tax benefit	(161)	(163)	(36)

Income before equity in undistributed net income (loss) of subsidiaries	2,027	7,082	3,606
Equity in undistributed net income (loss) of Woronoco Savings Bank	2,772	(3,029)	223
Equity in undistributed net income of WRO Funding Corporation	123	195	255

Net income	$4,922	$4,248	$4,084

	Years Ended December 31,

STATEMENTS OF CASH FLOWS	2002	2001	2000

Cash flows from operating activities:
Net income	$4,922	$4,248	$4,084
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss (income) of Woronoco Savings Bank	(2,772)	3,029	(223)
Equity in undistributed net income of WRO Funding Corporation	(123)	(195)	(255)
Other, net	694	(469)	318

Net cash provided by operating activities	2,721	6,613	3,924

Cash flows from investing activities:
Investment in Woronoco Savings Bank	(167)	(128)	(99)

Net cash used in investing activities	(167)	(128)	(99)

Cash flows from financing activities
Payments to acquire common stock	(4,808)	(6,795)	(18,052)
Proceeds from reissuance of treasury stock	674	35	—
Dividends paid	(1,561)	(1,118)	(1,003)

Net cash used in financing activities	(5,695)	(7,878)	(19,055)

Net decrease in cash and cash equivalents	(3,141)	(1,393)	(15,230)
Cash and cash equivalents at beginning of year	3,754	5,147	20,377

Cash and cash equivalents at end of year	$613	$3,754	$5,147

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands)

22.	SEGMENT REPORTING

The Company provides a variety of financial services, including trust and financial management services, and various deposit and lending products to individuals and small businesses through its ten offices in western Massachusetts.  Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential, commercial mortgage, consumer and home equity loans.

Through the Bank’s subsidiary, Keyes, Mattson & Agan Insurance Agency, Inc. (“KMA”), the Company also offers a full line of property and casualty insurance products and various life insurance and group life, group health and accident insurance products for individuals and commercial clients.

Prior to the acquisitions of the Agan and Keyes and Mattson insurance agencies, the Company’s chief decision-makers monitored the revenue streams of the various products and services, while the Company’s operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Company’s operations were considered by management to be aggregated in one reportable operating segment.  Subsequent to the acquisitions of the insurance agencies, the Company’s operations continue to be aggregated in one reportable operating segment, except for KMA, which is evaluated on a stand-alone basis.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

(Dollars in Thousands)

SEGMENT REPORTING (concluded)

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals

2002
Net interest and dividend income	$20,890	$—	$—	$20,890
Other revenue - external customers	2,689	814	—	3,503
Other revenue - from other segments	—	4	(4)	—
Depreciation and amortization	1,034	34	—	1,068
Provision for loan losses	502	—	—	502
Profit (loss)	5,039	(114)	(3)	4,922
Assets	703,634	2,382	(380)	705,636
2001
Net interest and dividend income	$18,995	$—	$—	$18,995
Other revenue - external customers	2,450	494	—	2,944
Other revenue - from other segments	—	5	(5)	—
Depreciation and amortization	1,059	5	—	1,064
Provision for loan losses	195	—	—	195
Profit (loss)	4,271	(20)	(3)	4,248
Assets	665,931	2,156	(81)	668,006
2000
Net interest and dividend income	$16,597	$—	$—	$16,597
Other revenue - external customers	2,254	471	—	2,725
Other revenue - from other segments	—	—	—	—
Depreciation and amortization	861	24	—	885
Provision for loan losses	300	—	—	300
Profit (loss)	4,100	(16)	—	4,084
Total assets	641,710	833	(83)	642,460

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

             The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the caption “Proposal 1 – Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003.

Item 11.    Executive Compensation.

             The response to this Item is contained in the discussion under the captions “Executive Compensation” (excluding the Executive Compensation Committee Report and Stock Performance Graph) and “Directors’ Compensation” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, which is incorporated by reference herein.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

             The response to this Item is contained in the discussion under the caption “Stock Ownership” contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, which is incorporated by reference herein.

             Additionally, the information about the Company’s equity compensation plans is contained below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	596,969	11.21	205,832
Equity compensation plans not approved by security holders	—	—	—

Total	596,969	11.21	205,832

Item 13.    Certain Relationships and Related Transactions.

             The response to this Item is contained in the discussion under the caption “Transactions With  Management” contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, which is incorporated by reference herein.

PART IV

Item 14.    Controls and Procedures.

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

Item 15.    Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) 1.                Financial Statements

             The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

•	Independent Auditors’ Report
•	Consolidated Balance Sheets at December 31, 2002 and 2001
•	Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000
•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
•	Notes to Consolidated Financial Statements

(a) 2.                Financial Statement Schedules

             Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)     Reports on Form 8-K filed during the last quarter of 2002

On December 13, 2002, the Company filed a Form 8-K in which it announced that it had sold two of its supermarket branch offices.  The sale included the deposits in those offices as well as the transfer of the physical assets and leased premises.  The Company also announced that the sale of a third supermarket branch is expected to close in the first quarter of 2003 and that a fourth supermarket branch will be relocated to a new site in 2003, where it will operate as a full-service branch location. A press release announcing the acquisition was filed by exhibit.

On November 1, 2002, the Company filed a Form 8-K in which it announced that James A. Adams retired from the Boards of Directors of Woronoco Bancorp, Inc. and Woronoco Savings Bank.  Mr. Adams had served as a director of Woronoco Bancorp since its formation in 1998 and as a Trustee/Director of Woronoco Savings Bank since 1962.  In connection with Mr. Adams retirement, the size of each board was reduced by one seat.

(c)     Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
3.2	Amended Bylaws of Woronoco Bancorp, Inc. (2)
4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)
10.1	Woronoco Bancorp, Inc. 1999 Stock Based Incentive Plan (3)
10.2	Woronoco Bancorp, Inc. 2001 Stock Option Plan (4)
10.3	Employment Agreement between Woronoco Bancorp, Inc. and Cornelius D. Mahoney (5)
10.4	Employment Agreement between Woronoco Savings Bank and Cornelius D. Mahoney (6)
10.5	Employment Agreement between Woronoco Bancorp, Inc. and Agostino J. Calheno (7)
10.6	Employment Agreement between Woronoco Savings Bank and Agostino J. Calheno (6)
10.7	Employment Agreement between Woronoco Bancorp, Inc. and Debra L. Murphy (7)
10.8	Employment Agreement between Woronoco Savings Bank and Debra L. Murphy (6)
10.9	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Cornelius D. Mahoney (7)
10.10	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Agostino J. Calheno (7)
10.11	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Debra L. Murphy (7)
10.12	Woronoco Savings Bank Directors’ Retirement Plan (7)
10.13	Change in Control Agreement between Woronoco Savings Bank and Robert W. Thomas (8)
10.14	Change in Control Agreement between Woronoco Savings Bank and Susan L. DeFeo
11.0	Statement Re: Computation of Per Share Earnings
21.0	Subsidiaries Information Incorporated Herein By Reference to Part 1 – Subsidiaries
23.0	Consent of Wolf & Company, P.C.
99.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(2)	Incorporated by reference into this document from the Exhibit filed with the Form 10-Q on November 14, 2002.
(3)	Incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Shareholders filed on March 20, 2000.
(4)	Incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders filed on March 12, 2001.
(5)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on May 15, 2001.
(6)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on May 17, 1999.
(7)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on August 14, 2002.
(8)	Incorporated by reference into this document from the Exhibits filed with the Form 10-K filed on March 19, 2002.

CONFORMED

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORONOCO BANCORP, INC.

By:	/s/ CORNELIUS D. MAHONEY	March 19, 2003

Cornelius D. Mahoney Chairman of the Board, President and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ CORNELIUS D. MAHONEY	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 19, 2003

Cornelius D. Mahoney

/s/ DEBRA L. MURPHY	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	March 19, 2003

Debra L. Murphy

/s/ WILLIAM G. AIKEN	Director	March 19, 2003

William G. Aiken

/s/ JOHN D. DAVIES	Director	March 19, 2003

John D. Davies

/s/ FRANCIS J. EHRHARDT	Director	March 19, 2003

Francis J. Ehrhardt

/s/ JOSEPH M. HOUSER, JR.	Director	March 19, 2003

Joseph M. Houser, Jr.

/s/ JOSEPH P. KEENAN	Director	March 19, 2003

Joseph P. Keenan

/s/ CARMEN J. MASCARO	Director	March 19, 2003

Carmen J. Mascaro

/s/ RICHARD L. POMEROY	Director	March 19, 2003

Richard L. Pomeroy

/s/ NORMAN H. STOREY	Director	March 19, 2003

Norman H. Storey

/s/ ANN V. SCHULTZ	Director	March 19, 2003

Ann V. Schultz

/s/ D. JEFFREY TEMPLETON	Director	March 19, 2003

D. Jeffrey Templeton

CERTIFICATION

I, Cornelius D. Mahoney, certify that:

1.	I have reviewed this annual report on Form 10-K of Woronoco Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Cornelius D. Mahoney

Cornelius D. Mahoney President and Chief Executive Officer

CERTIFICATION

I, Debra L. Murphy, certify that:

1.	I have reviewed this annual report on Form 10-K of Woronoco Bancorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Debra L. Murphy

Debra L. Murphy Executive Vice President and Chief Financial Officer