Form 10-Q
period 2003-03-31
WORONOCO BANCORP INC
filed 2003-05-14
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes    ☐     No    ☒

The issuer had 3,611,271 shares of common stock, par value $0.01 per share, outstanding as of May 6, 2003.

WORONOCO BANCORP, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	Unaudited March 31, 2003	December 31, 2002
Assets

Cash and due from banks	$18,040	$17,600
Interest-bearing balances	1,774	731
Federal funds sold	430	9,470

Total cash and cash equivalents	20,244	27,801

Trading securities	12,242	16,284
Securities available for sale, at fair value	187,657	155,306
Federal Home Loan Bank stock, at cost	13,795	13,795
Loans, net of allowance for loan losses ($3,149 at March 31, 2003 and $3,156 at December 31, 2002)	470,600	470,224
Premises and equipment, net	10,133	10,343
Accrued interest receivable	3,431	3,385
Goodwill and other intangible assets, net	1,873	1,889
Cash surrender value of life insurance	2,652	2,602
Other assets	3,910	4,007

Total assets	$726,537	$705,636

Liabilities and Stockholders’ Equity

Deposits	$397,683	$370,650
Mortgagors’ escrow accounts	1,953	1,597
Short-term borrowings	44,319	56,235
Long-term debt	200,819	197,000
Net deferred tax liability	626	589
Accrued expenses and other liabilities	5,428	5,155

Total liabilities	650,828	631,226

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; shares issued: 5,998,860 at March 31, 2003 and December 31, 2002; shares outstanding: 3,620,010 at March 31, 2003 and 3,567,669 at December 31, 2002)	60	60
Additional paid-in capital	59,243	59,020
Unearned compensation	(3,750)	(3,951)
Retained earnings	45,152	44,641
Accumulated other comprehensive income	5,297	5,222
Treasury stock, at cost (2,378,850 shares at March 31, 2003 and 2,431,191 shares at December 31, 2002)	(30,293)	(30,582)

Total stockholders’ equity	75,709	74,410

Total liabilities and stockholders’ equity	$726,537	$705,636

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In Thousands Except Per Share Amounts)

	Unaudited Three Months Ended March 31,
	2003	2002
Interest and dividend income:
Loans, including fees	$7,368	$7,254
Interest and dividends on securities:
Taxable interest	1,704	1,938
Tax exempt interest	247	237
Dividends	513	717
Trading account securities	190	—
Federal funds sold	13	30
Other	2	16

Total interest and dividend income	10,037	10,192

Interest expense:
Deposits	1,695	2,013
Borrowings	3,053	3,120

Total interest expense	4,748	5,133

Net interest income	5,289	5,059
Provision for loan losses	—	109

Net interest income, after provision for loan losses	5,289	4,950

Other income:
Fee income	755	585
Insurance commissions	363	134
Gain on sales, disposition and impairment of securities available for sale, net	404	154
Net loss on trading account securities	(564)	—
Gain on sales of loans, net	403	—
Gain on sale of supermarket branch	183	—
Penalty for prepayment of FHLB advances	(539)	—
Gain (loss) on derivative instruments and hedging activities	5	(2)
Other income	6	13

Total other income	1,016	884

Other expenses:
Salaries and employee benefits	2,475	2,430
Occupancy and equipment	553	552
Marketing	153	168
Professional services	391	231
Data processing	257	239
Other general and administrative	701	712

Total other expenses	4,530	4,332

Income before income tax expense	1,775	1,502
Income tax expense	493	426

Net income	$1,282	$1,076

Earnings per share:
Basic	$0.39	$0.32
Diluted	$0.37	$0.30

Weighted average shares outstanding:
Basic	3,282,989	3,369,022
Diluted	3,494,120	3,618,990

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2003 and 2002

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2002	$60	$59,020	$(3,951)	$44,641	$5,222	$(30,582)	$74,410

Comprehensive income:
Net income	—	—	—	$1,282	—	—	1,282
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	99	—	99
Net loss on derivative instruments	—	—	—	—	(24)	—	(24)

Total comprehensive income							1,357

Decrease in unearned compensation	—	145	201	—	—	—	346
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	78	—	—	—	—	78
Treasury stock reissued in connection with stock option exercises (93,232 shares)	—	—	—	(275)	—	1,181	906
Cash dividends paid	—	—	—	(496)	—	—	(496)
Treasury stock purchased (40,891 shares)	—	—	—	—	—	(892)	(892)

Balance at March 31, 2003	$60	$59,243	$(3,750)	$45,152	$5,297	$(30,293)	$75,709

Balance at December 31, 2001	$60	$58,294	$(4,834)	$41,439	$1,497	$(26,607)	$69,849

Comprehensive income:
Net income	—	—	—	1,076	—	—	1,076
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(493)	—	(493)

Total comprehensive income							583

Decrease in unearned compensation	—	92	223	—	—	—	315
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	10	—	—	—	—	10
Treasury stock reissued in connection with stock option exercises (3,768 shares)	—	—	—	(5)	—	44	39
Cash dividends paid	—	—	—	(371)	—	—	(371)
Treasury stock purchased (25,900 shares)	—	—	—	—	—	(488)	(488)

Balance at March 31, 2002	$60	$58,396	$(4,611)	$42,139	$1,004	$(27,051)	$69,937

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$1,282	$1,076
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	109
Net amortization of investments	53	102
Depreciation and amortization	243	274
Amortization of goodwill and other intangible assets	16	13
Amortization of mortgage servicing rights	30	5
Employee stock ownership plan expense	222	191
Stock-based incentive plan expense	124	124
Gain on sales, disposition and impairment of securities, net	(404)	(154)
Net decrease in trading account securities	3,478	—
Net loss on trading activities	564	—
Gain on sales of loans, net	(403)	—
Gain on sale of supermarket branch, net of expenses	(183)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(46)	(788)
Accrued expenses and other liabilities	381	(7,082)
Other, net	95	1,374

Net cash provided by (used in) operating activities	5,452	(4,756)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	20,110	1,792
Purchases of securities available for sale	(66,819)	(25,497)
Principal payments on mortgage-backed securities	14,815	9,651
Purchases of Federal Home Loan Bank stock	—	(45)
Loans originations/purchases and principal collections, net	(11,465)	(13,642)
Proceeds from sale of loans	11,390	—
Additions to premises and equipment	(122)	(35)
Proceeds from sales of premises and equipment, net	100	—

Net cash used in investing activities	(31,991)	(27,776)

Cash flows from financing activities:
Net increase in deposits, excluding deposits sold	31,289	38,555
Sale of supermarket branch deposits, net of premium and expenses	(4,084)	—
Net decrease in short-term borrowings	(11,916)	(15,816)
Proceeds from issuance of long-term debt	3,819	10,000
Net increase in mortgagors' escrow accounts	356	659
Cash dividends paid	(496)	(371)
Treasury stock purchased	(892)	(488)
Reissuance of treasury stock in connection with stock option exercises	906	39

Net cash provided by financing activities	18,982	32,578

Net (decrease) increase in cash and cash equivalents	(7,557)	46

Cash and cash equivalents at beginning of period	27,801	27,209

Cash and cash equivalents at end of period	$20,244	$27,255

Supplemental cash flow information:
Interest paid on deposits	$1,887	$2,360
Interest paid on borrowings	3,049	3,080
Income taxes paid	478	527
Transfer from loans to other real estate owned	—	3

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2003

1.    Unaudited Consolidated Financial Statements

The Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the “Company”) included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the most recent Securities and Exchange Commission Form 10-K and accompanying Notes to the Consolidated Financial Statements (the “Form 10-K”) filed by the Company for the year ended December 31, 2002. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three-month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2.    Recent Accounting Pronouncements

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires recognition of a liability, when incurred, for a cost associated with an exit or disposal activity. The liability shall be recognized at fair value. The adoption of this Statement did not have a material impact on the consolidated financial statements.

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

Earnings per common share for the three months ended March 31, 2003 and 2002 have been computed based upon the following (dollars in thousands except per share amounts):

	Unaudited
	Three Months Ended March 31,
	2003	2002

Net income applicable to common stock	$1,282	$1,076

Average number of common shares outstanding	3,282,989	3,369,022
Effect of dilutive stock options	211,131	249,968

Average number of common shares outstanding used to calculate diluted earnings per share	3,494,120	3,618,990

Net income per share:
Basic	$0.39	$0.32
Diluted	$0.37	$0.30

For the three months ended March 31, 2003, 30,300 options granted were anti-dilutive and therefore not included in the earnings per share calculation.

4.    Stock compensation plans

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

The following table illustrates the effect on net income and earnings per share if the Company has applied the fair value recognition provisions of SFAS NO. 123 to stock-based compensation.

	Three Months Ended March 31,
	2003	2002

Net income, as reported	$1,282	$1,076
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(147)	(175)

Pro forma net income	$1,135	$901

Earnings per share:
Basic—as reported	$0.39	$0.32

Basic—pro forma	$0.35	$0.27

Diluted—as reported	$0.37	$0.30

Diluted—pro forma	$0.32	$0.25

5.    Dividends

On April 16, 2003 the Company declared a cash dividend of $0.155 per share payable on May 30, 2003 to shareholders of record as of the close of business on May 8, 2003.

6.    Loan commitments

Outstanding loan commitments totaled $17.5 million at March 31, 2003 compared to $15.8 million at December 31, 2002. At March 31, 2003 and December 31, 2002, the Company had no commitments to purchase or sell loans.

7.    Segment reporting

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the quarters ended March 31, follows:

			Intersegment	Consolidated
2003	Banking	Insurance	Elimination	Totals

Net interest income	$5,289	$—	$—	$5,289
Other revenue—external customers	755	363	—	1,118
Other revenue—from other segments	—	1	(1)	—
Depreciation and amortization	235	8	—	243
Provision for loan losses	—	—	—	—
Profit	1,209	73	—	1,282
Assets	724,511	2,509	(483)	726,537

2002

Net interest income	$5,059	$—	$—	$5,059
Other revenue—external customers	585	134	—	719
Other revenue—from other segments	—	—	—	—
Depreciation and amortization	268	6	—	274
Provision for loan losses	109	—	—	109
Profit (loss)	1,136	(60)	—	1,076
Assets	692,280	2,266	(146)	694,400

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2003 and 2002, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

The Company’s assets expanded $20.9 million, or 3.0%, to $726.5 million at March 31, 2003 as compared to $705.6 million at December 31, 2002, largely due to purchases of mortgage-backed securities totaling $66.8 million, partially offset by sales of available-for-sale and trading account securities of $20.1 million and $3.5 million, respectively, mortgage-backed securities principal payments amounting to $14.8 million and a $9.0 million reduction in federal funds sold. Trading account securities were sold as part of the Company’s strategy to capitalize on short-term fluctuations in price to reduce its equity and preferred stock portfolios. Federal funds sold were used to repay several short-term FHLB advances.

The balance sheet expansion was funded primarily by an increase in deposits, which grew $27.0 million, or 7.3%, to $397.7 million at March 31, 2003 from $370.7 million at December 31, 2002 as a result of an increase in core deposits and the net issuance of approximately $9.6 million of additional brokered deposits. These increases were partially offset by the sale of approximately $4.1 million of deposits in conjunction with the sale of a supermarket branch. Core deposits, which exclude certificates of deposit and brokered deposits, rose $12.1 million, or 5.7%, to $226.1 million at March 31, 2003 from $214.0 million at December 31, 2002. Short-term borrowings decreased $11.9 million, or 21.2%, to $44.3 million as federal funds sold balances were used to pay down short-term advances.

Total stockholders’ equity was $75.7 million at March 31, 2003, an increase of $1.3 million, or 1.7%, compared to $74.4 million at December 31, 2002, primarily due to net income of $1.3 million, $906,000 of treasury stock reissuances in connection with the exercise of stock options and a reduction of $346,000 in unearned compensation, partially offset by cash dividends of $496,000 and the repurchase of 40,891 shares of stock at a cost of $892,000.

Investments

At March 31, 2003, the Company’s trading account portfolio totaled $12.2 million, or 1.7% of assets, and the available-for-sale portfolio amounted to $187.7 million, or 25.8% of assets. The following table sets forth information regarding the amortized cost and market values of the Company’s investment securities.

	March 31, 2003		December 31, 2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Trading account securities:
Preferred stocks	$4,141	$4,141	$4,647	$4,647
Common stocks	8,101	8,101	11,637	11,637

Total trading account securities	$12,242	$12,242	$16,284	$16,284

Available-for-sale securities:
Equity securities:
Common stocks	$110	$110	$110	$110

Total equity securities	110	110	110	110

Debt securities:
Mortgage-backed:
Freddie Mac	35,868	36,543	9,186	9,785
Fannie Mae	78,556	82,234	45,541	49,045
Ginnie Mae	15,233	15,839	18,459	19,153
REMIC	2,514	2,575	4,466	4,590

Total mortgage-backed securities	132,171	137,191	77,652	82,573

Other:
U.S. Agencies	10,104	10,667	28,207	29,135
Municipal bonds	21,452	22,074	21,454	21,950
Trust preferred	15,715	17,615	19,885	21,538

Total other debt securities	47,271	50,356	69,546	72,623

Total debt securities	179,442	187,547	147,198	155,196

Total available-for-sale securities (1)	$179,552	$187,657	$147,308	$155,306

(1)	Does not include $13.8 million of FHLB stock held by the Company at March 31, 2003 and December 31, 2002

Trading account portfolio balances declined $4.0 million, or 24.8%, to $12.2 million at March 31, 2003 from $16.3 million at December 31, 2002. During the first quarter of 2003, the Company sold equity securities in conjunction with its strategy to significantly reduce the equity portfolio when conditions are favorable.

Securities available-for-sale increased $32.4 million, or 20.8%, primarily due to purchases of mortgage-backed securities totaling $66.8 million, partially offset by sales of agency securities aggregating $16.5 million and mortgage-backed security principal payments amounting to $14.8 million. The Company purchased mortgage-backed securities in response to and in anticipation of accelerated cash flows from existing securities. Management believes these securities will enhance net interest income as a result of positive interest rate spreads and improve liquidity as these securities can be used as collateral for certain borrowings. The proceeds from the sale of agency securities were used to pay down certain FHLB advances in an effort to improve net interest income.

Lending Activities

At March 31, 2003, the Company’s net loan portfolio was $470.6 million, or 64.8%, of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	March 31, 2003		December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans
One- to four-family	$269,696	55.98%	$271,010	55.96%
Multi-family	34,537	7.17%	34,090	7.04%
Commercial	59,780	12.41%	53,486	11.05%
Construction and development	14,691	3.05%	19,785	4.09%

Total real estate loans	378,704	78.61%	378,371	78.14%

Consumer loans
Home equity loans	80,785	16.77%	83,222	17.19%
Automobile	8,027	1.67%	8,800	1.82%
Other	2,453	0.51%	2,676	0.55%

Total consumer loans	91,265	18.95%	94,698	19.56%

Commercial loans	11,753	2.44%	11,136	2.30%

Total loans	481,722	100.00%	484,205	100.00%

Less:
Unadvanced loan funds (1)	(8,742)		(11,627)
Deferred loan origination costs	769		802
Allowance for loan losses	(3,149)		(3,156)

Net loans	$470,600		$470,224

(1)	Includes committed but unadvanced loan amounts.

The Company’s net loan portfolio grew slightly during the first three months of 2003 largely attributable to origination and refinancing volume totaling $36.1 million and the purchase of $4.3 million in one- to-four family residential mortgages, partially offset by prepayments and amortization of the existing portfolio and the sale of $11.1 million of longer-term fixed rate one-to four-family residential loans. The continued strength in the Company’s level of loan closings was due to several factors including promotional and sales activities, a strong housing market, a favorable interest rate environment and a stable local economy. The loan sales should help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages in 2003.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

	March 31,	December 31,
	2003	2002
	(Dollars in Thousands)
Nonaccruing loans:
Real estate:
One-to four-family	$690	$1,034
Home equity loans	51	58
Other consumer	—	14

Total	741	1,106
Real estate owned, net (1)	—	—

Total nonperforming assets	741	1,106
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$741	$1,106

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.16%	0.23%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.10%	0.16%

(1)	Real estate owned balances are shown net of related loss allowances.

(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.

(3)	Nonperforming assets consist of nonperforming loans and real estate owned, net. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The Company experienced a decrease of $344,000 in one- to four- family residential real estate non-accrual loans during the three months ended March 31, 2003 from December 31, 2002 as several loans were paid in full or became current.

Allowance for Loan Losses

Management prepares a loan loss sufficiency analysis on a quarterly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios of the loans in portfolio, impairments in the loan portfolio, historical loan loss experience and other relevant factors. This analysis is compared to actual losses, peer group data and economic trends and conditions. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations.

The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in its loan portfolio based on management’s on-going evaluation of the risks inherent in its loan portfolio, consideration of local and regional trends in delinquency and impaired loans, the amount of charge-offs and recoveries, the volume of loans, changes in risk selection, credit concentrations, national and regional economies and the real estate market in the Company’s primary lending area. Management believes that the current allowance for loan losses accurately reflects the level of risk in the current loan portfolio. The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The loan loss allowance consists of a specific allowance for identified problem and impaired loans and a general allowance for current performing loans. All loans are considered in the evaluation, whether on an individual or group basis. Changes in the balances of problem and impaired loans affect the specific reserve, while changes in volume and concentrations of current performing loans affects the general reserve and the allocation of the allowance of the loan losses among loan types.

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

The following table sets forth activity in the allowance for loan losses for the periods set forth.

	At or for the Three Months
	Ended March 31,
	2003	2002
	(Dollars in Thousands)

Allowance for loan losses, beginning of period	$3,156	$2,701

Charged-off loans:
Consumer	30	25

Total charged-off loans	30	25

Recoveries on loans previously charged-off:
Real estate	—	7
Consumer	23	5

Total recoveries	23	12

Net loans charged-off	7	13
Provision for loan losses	—	109

Allowance for loan losses, end of period	$3,149	$2,797

Net loans charged-off to average loans, net	0.01%	0.01%
Allowance for loan losses to total loans (1)	0.66%	0.63%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	424.97%	533.78%
Net loans charged-off to allowance for loan losses	0.89%	1.86%
Recoveries to charge-offs	76.67%	48.00%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.

(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits

The following table sets forth the distribution of deposit accounts for the periods indicated.

	March 31, 2003		December 31, 2002
		Percent		Percent
		of Total		of Total
	Balance	Deposits	Balance	Deposits
	(Dollars In Thousands)

Demand deposits	$25,646	6.45%	$22,388	6.04%
Savings	80,314	20.20%	77,120	20.81%
Money market	53,021	13.33%	47,500	12.82%
NOW	67,127	16.88%	66,944	18.06%
Brokered deposits	52,808	13.28%	43,205	11.66%
Certificates of deposit	118,767	29.86%	113,493	30.61%

Total deposits	$397,683	100.00%	$370,650	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit, increased $12.1 million, or 5.7%, to $226.1 million at March 31, 2003 from $214.0 million at December 31, 2002. The growth in core deposits reflects expanded marketing efforts and an enhanced focus on traditional markets as a result of the sale of the Company’s supermarket branches. Brokered deposits grew $9.6 million to $52.8 million at March 31, 2003. The Company utilizes brokered certificates of deposit to support asset growth when such instruments bear an attractive rate as compared to alternative funding sources.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

General

The Company reported net income of $1.3 million, or $0.37 per diluted share, for the quarter ended March 31, 2003 compared to net income of $1.1 million, or $0.30 per diluted share, for the same period in 2002. The 23% expansion in earnings per share was achieved through strong growth in average loan and core deposit balances, a stable net interest margin, significant expansion in fee income and insurance commissions, sound asset quality and the effects of share repurchases, somewhat offset by higher other expenses. The results for the three months ended March 31, 2003 also include gains of $404,000 from the sale of available-for-sale securities and $403,000 from the sale of loans, a net gain of $183,000 from the sale of a supermarket branch, a $539,000 penalty for the prepayment of FHLB advances and trading losses totaling $564,000.

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

	For the Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$105,851	$1,555	5.88%	$109,624	$1,757	6.41%
U.S. Government and agency securities	16,324	149	3.65%	20,461	181	3.54%
Equity securities	35,371	513	5.80%	50,238	717	5.71%
State and municipal securities (2)	21,936	374	6.82%	19,809	359	7.25%
Trading account securities	14,980	190	5.07%	—	—	—
Loans: (3)
Residential real estate loans	298,387	4,711	6.32%	280,252	4,793	6.84%
Commercial real estate loans	65,205	1,161	7.12%	43,263	790	7.30%
Consumer loans	92,505	1,311	5.75%	97,240	1,486	6.20%
Commercial loans	11,391	185	6.50%	10,576	185	7.00%

Loans, net	467,488	7,368	6.30%	431,331	7,254	6.73%
Other	6,678	15	0.90%	10,428	46	1.76%

Total interest-earning assets	668,628	10,164	6.08%	641,891	10,314	6.43%

Noninterest-earning assets	37,975			38,923

Total assets	$706,603			$680,814

Interest-bearing liabilities:
Deposits:
Money market accounts	$49,394	$164	1.35%	$36,061	$196	2.20%
Savings accounts (4)	77,390	189	0.99%	73,051	270	1.50%
NOW accounts	63,546	122	0.78%	62,510	184	1.19%
Certificates of deposit (5)	163,967	1,220	3.02%	154,778	1,363	3.57%

Total interest-bearing deposits	354,297	1,695	1.94%	326,400	2,013	2.50%
Borrowings	248,002	3,053	4.92%	258,077	3,120	4.84%

Total interest-bearing liabilities	602,299	4,748	3.20%	584,477	5,133	3.56%

Demand deposits	23,661			19,168
Other noninterest-bearing liabilities	5,337			6,417

Total liabilities	631,297			610,062
Total stockholders’ equity	75,306			70,752

Total liabilities and stockholders’ equity	$706,603			$680,814

Net interest-earning assets	$66,329			$57,414

Tax equivalent net interest income/ interest rate spread (6)		5,416	2.88%		5,181	2.87%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.24%			3.23%

Ratio of interest-earning assets to interest-bearing liabilities			111.01%			109.82%

Less: tax equivalent adjustment (2)		(127)			(122)

Net interest income as reported on income statement		$5,289			$5,059

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.

(2)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.

(3)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(4)	Savings accounts include mortgagors' escrow deposits.

(5)	Certificates of deposit include brokered deposits.

(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2003 compared to 2002
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Mortgage-backed securities	$(59)	$(143)	$(202)
U.S. Government and agency securities	(32)	—	(32)
Equity securities	(216)	12	(204)
State and municipal securities (1)	15	—	15
Trading account securities	95	95	190
Loans:
Residential real estate loans	299	(381)	(82)
Commercial real estate loans	391	(20)	371
Consumer loans	(70)	(105)	(175)
Commercial loans	13	(13)	0

Total loans	633	(519)	114
Other	(13)	(18)	(31)

Total interest-earning assets	423	(573)	(150)

Interest-bearing liabilities:

Deposits:
Money market accounts	58	(90)	(32)
Savings accounts (2)	15	(96)	(81)
NOW accounts	3	(65)	(62)
Certificates of deposit (3)	77	(220)	(143)

Total deposits	153	(471)	(318)
Borrowings	(123)	56	(67)

Total interest-bearing liabilities	30	(415)	(385)

Increase in net interest income (4)	$393	$(158)	$235

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	Includes interest on brokered certificates of deposit.
(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, totaled $5.4 million for the three months ended March 31, 2003, an increase of $235,000, or 4.5%, compared to $5.2 million for the same period in 2002, mainly driven by growth in average interest-earning assets.

Interest and dividend income, on a tax equivalent basis, fell $150,000, or 1.5%, to $10.2 million for the three months ended March 31, 2003 compared to $10.3 million for the same period last year, mainly reflecting a decrease in the yield on average interest-earning assets partially offset by growth in average interest-earning assets. The yield on average interest-earning assets declined 35 basis points to 6.08% in the three months ended March 31, 2003, largely as a result of the lower market interest rate environment which led to reduced yields on new assets as well as the repricing of a portion of the Company’s existing assets. Average interest-earning assets totaled $668.6 million for the first quarter of 2003 compared to $641.9 million for the same period last year, an increase of $26.7 million, or 4.2%. Average loans increased $36.2 million, or 8.4%, primarily due to strong one-to four-family residential real estate and commercial real estate loan origination and refinancing volume, somewhat mitigated by amortization and prepayments of the existing portfolio. The higher levels of refinancing and prepayment activity were due in part to the lower market interest rate environment. The changes in the average balances of equity securities available-for-sale and trading account securities was principally due to the reclassification of certain equity securities from available-for-sale to trading in the fourth quarter of 2002.

Total interest expense declined $385,000, or 7.5%, to $4.7 million for the three months ended March 31, 2003 from $5.1 million for the same period in 2002, resulting primarily from reduced rates paid on average interest-bearing deposits, partially offset by growth in average interest-bearing liabilities. Rates paid on average interest-bearing deposits fell 56 basis points to 1.94% for the first quarter of 2003, largely reflecting a significant reduction in market interest rates and a greater reliance on core money market, savings and NOW accounts to fund the balance sheet. The lower market interest rate environment led to a decrease in rates paid for new deposits as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $17.8 million, or 3.0%, to $602.3 million for the three months ended March 31, 2003 from $584.5 million for the same period in 2002 reflecting strong growth in interest-bearing deposits, offset by a slight decrease in FHLB advances.

Provision for Loan Losses

The provision for loan losses declined $109,000 to zero for the first quarter of 2003 from $109,000 for the same period in 2002. The primary factors contributing to the lower provision in 2003 include loan sales totaling $11.1 million, a large reduction in non-performing loans and continued low levels of net charge-offs. The allowance for loan losses is maintained through provisions for loan losses.

Other Income

Total other income was $1.0 million for the first quarter of 2003 compared to $884,000 for the same period in 2002. This increase is attributable to several factors including growth in fee income and insurance commissions. Fee income increased $170,000, or 29.1%, to $755,000 in the first quarter of 2003 from $585,000 in the same period in 2002 reflecting expansion in core deposits and sales of non-deposit investment products. Insurance commissions totaled $363,000 for the three months ended March 31, 2003, an increase of $229,000 compared to $134,000 in the first quarter of 2002 mainly resulting from new customers gained as a result of successful marketing and business development efforts and a change in the accounting method used to record income. The 2002 results for Keyes, Mattson & Agan Insurance Agency, Inc. were affected by the recognition of commissions on an accrual basis rather than the cash basis the agency had utilized prior to being acquired. The results for 2003 also include gains of $404,000 from the sale of available-for-sale securities and a $539,000 penalty for the prepayment of FHLB advances. The Company elected to sell several agency securities and prepay certain FHLB advances to enhance net interest income. Other income for the first quarter of 2003 also include gains on loan sales totaling $403,000, a net gain of $183,000 from the sale of a supermarket branch and trading losses totaling $564,000. The gains on loan sales were realized as a result of the sale of $11.1 million in longer-term, lower coupon, fixed-rate mortgages and the retention of the mortgage service rights. The trading losses are indicative of the volatile stock market during the first quarter of 2003.

Other Expenses

Other expenses rose $198,000, or 4.6%, to $4.5 million for the first quarter of 2003 compared to $4.3 million for the 2002 period mainly due to a $160,000 increase in professional services. Professional service costs were up 69.3%, to $391,000, largely resulting from consulting costs associated with employee benefit plans, an information technology audit and a new deposit service to be offered in the second quarter of 2003, as well as increased expenses related to the directors’ retirement plan.

Income Taxes

The Company’s income tax expense increased $67,000, or 15.7%, to $493,000 for the first quarter of 2003 compared to $426,000 in 2002. The increase in income taxes was primarily attributable to higher income before taxes, somewhat mitigated by a reduced effective tax rate. The Company’s effective tax rate fell to 27.8% for the first quarter of 2003 from 28.4% in 2002 primarily as a result of an increase in municipal security balances, which are exempt from federal taxes.

Liquidity

Liquidity and funding strategies are the responsibility of the Company’s Asset/Liability Management Committee (the “ALCO”). The ALCO is responsible for establishing liquidity targets and implementing strategies to meet desired goals. Liquidity is measured by the Company’s ability to raise cash within 30 days at a reasonable cost and with a minimum of loss. The Company’s primary sources of funds are deposits, principal and interest payments on loans and investment securities and borrowings from the FHLB-Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, mainly home equity loans and lines of credit, and, to a lesser extent, the origination of multi-family and commercial real estate loans, construction and development loans, commercial business loans, and other types of consumer loans, as well as investments in mortgage-backed, other debt and equity securities. During the three months ended March 31, 2003, the Company’s loan originations totaled $36.1 million. At March 31, 2003, the Company’s investments in trading account and available-for-sale securities totaled $12.2 million and $187.7 million, respectively. During the three months ended March 31, 2003, total deposits increased $27.0 million, including the net issuance of approximately $9.6 million of brokered certificates of deposit. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At March 31, 2003, the Company had $245.0 million of FHLB borrowings.

Outstanding loan commitments totaled $17.5 million at March 31, 2003. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2003, totaled $82.0 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

The primary source of funding for Woronoco Bancorp, Inc. is dividend payments from the Bank. These funds have been used to pay dividends and fund stock repurchase programs. The Bank’s ability to pay dividends and other capital distributions to the Woronoco Bancorp, Inc. is generally limited by Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to Woronoco Bancorp, Inc., which are otherwise permissible by regulation, for safety and soundness reasons.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003 and December 31, 2002, that the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2003, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2003 and December 31, 2002 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of March 31, 2003:

Total Capital to Risk Weighted Assets
Company	$71,629	16.0%	N/A	N/A	N/A	N/A
Bank	$64,896	14.5%	$35,768	8.0%	$44,711	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$68,480	15.3%	N/A	N/A	N/A	N/A
Bank	$61,747	13.8%	$17,884	4.0%	$26,826	6.0%

Tier 1 Capital to Average Assets
Company	$68,480	9.8%	N/A	N/A	N/A	N/A
Bank	$61,747	8.9%	$27,813	4.0%	$34,766	5.0%

As of December 31, 2002:

Total Capital to Risk Weighted Assets
Company	$70,403	15.8%	N/A	N/A	N/A	N/A
Bank	$63,074	14.1%	$35,671	8.0%	$44,589	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$67,247	15.1%	N/A	N/A	N/A	N/A
Bank	$59,918	13.4%	$17,836	4.0%	$26,753	6.0%

Tier 1 Capital to Average Assets
Company	$67,247	9.6%	N/A	N/A	N/A	N/A
Bank	$59,918	8.6%	$27,882	4.0%	$34,853	5.0%

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2002. There have been no material changes in the Company’s market risk since December 31, 2002.

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

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

(a)  Exhibits

3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
3.2	Amended Bylaws of Woronoco Bancorp, Inc. (2)
4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)
11.0	Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 – Earnings Per Share)
99.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(2)	Incorporated by reference into this document from the Exhibits filed with the 10-Q of November 14, 2002.

(b)  Reports on Form 8-K

On February 19, 2003, the Company filed a Form 8-K in which it announced that it had sold a supermarket branch office. The Company also announced that an additional supermarket branch will be relocated to a new site in the third quarter of 2003, where it will operate as a full-service branch location. A press release announcing the branch sale was filed by exhibit.

On January 13, 2003, the Company filed a Form 8-K in which it announced that the Company’s annual meeting of stockholders will be held on April 23, 2003. A press release announcing the annual meeting date was filed by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORONOCO BANCORP, INC.

Dated: May 14, 2003	By:	/S/ CORNELIUS D. MAHONEY

Cornelius D. Mahoney
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 14, 2003	By:	/S/ DEBRA L. MURPHY

Debra L. Murphy
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

CERTIFICATION

I, Cornelius D. Mahoney, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ CORNELIUS D. MAHONEY

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ DEBRA L. MURPHY

Debra L. Murphy
Executive Vice President and Chief Financial Officer