Form 10-Q
period 2003-06-30
WORONOCO BANCORP INC
filed 2003-08-14
CIK 1072886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          The issuer had 3,611,602 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2003.

WORONOCO BANCORP, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	Unaudited June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$19,832	$17,600
Interest-bearing balances	3,826	731
Federal funds sold	7,785	9,470

Total cash and cash equivalents	31,443	27,801
Trading securities	7,221	16,284
Securities available for sale, at fair value	239,872	155,306
Federal Home Loan Bank stock, at cost	14,967	13,795
Loans, net of allowance for loan losses ($3,221 at June 30, 2003 and $3,156 at December 31, 2002)	479,850	470,224
Premises and equipment, net	10,085	10,343
Accrued interest receivable	3,238	3,385
Goodwill and other intangible assets, net	1,860	1,889
Cash surrender value of life insurance	2,632	2,602
Other assets	9,598	4,007

Total assets	$800,766	$705,636

Liabilities and Stockholders’ Equity
Deposits	$415,155	$370,650
Mortgagors’ escrow accounts	1,466	1,597
Short-term borrowings	72,912	56,235
Long-term debt	227,530	197,000
Net deferred tax liability	738	589
Accrued expenses and other liabilities	5,353	5,155

Total liabilities	723,154	631,226

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; shares issued: 5,998,860 at June 30, 2003 and December 31, 2002; shares outstanding: 3,605,885 at June 30, 2003 and 3,567,669 at December 31, 2002)	60	60
Additional paid-in capital	59,405	59,020
Unearned compensation	(3,529)	(3,951)
Retained earnings	46,758	44,641
Accumulated other comprehensive income	5,551	5,222
Treasury stock, at cost (2,392,975 shares at June 30, 2003 and 2,431,191 shares at December 31, 2002)	(30,633)	(30,582)

Total stockholders’ equity	77,612	74,410

Total liabilities and stockholders’ equity	$800,766	$705,636

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In Thousands Except Per Share Amounts)

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,

	2003	2002	2003	2002

Interest and dividend income:
Loans, including fees	$7,229	$7,496	$14,597	$14,750
Interest and dividends on securities:
Taxable interest	1,659	1,986	3,363	3,915
Tax exempt interest	241	241	488	487
Dividends	427	791	940	1,508
Trading account securities	143	—	333	—
Federal funds sold	20	43	33	73
Other	5	(1)	7	15

Total interest and dividend income	9,724	10,556	19,761	20,748

Interest expense:
Deposits	1,794	2,239	3,489	4,252
Borrowings	3,117	3,107	6,170	6,227

Total interest expense	4,911	5,346	9,659	10,479

Net interest income	4,813	5,210	10,102	10,269
Provision for loan losses	76	243	76	352

Net interest income, after provision for loan losses	4,737	4,967	10,026	9,917

Non-interest income:
Fee income	793	604	1,548	1,189
Insurance commissions	292	159	655	293
Gain (loss) on sales, disposition and impairment of securities available for sale, net	11	(33)	415	121
Net gain on trading account securities	1,194	—	630	—
Gain on sales of loans, net	382	—	785	—
Gain on sale of supermarket branch	—	—	183	—
Penalty for prepayment of FHLB advances	—	—	(539)	—
(Loss) gain on derivative instruments and hedging activities	(5)	4	—	2
Other income	13	17	19	30

Total non-interest income	2,680	751	3,696	1,635

Non-interest expenses:
Salaries and employee benefits	2,449	1,803	4,924	4,233
Occupancy and equipment	473	561	1,026	1,113
Marketing	220	132	373	300
Professional services	370	200	761	431
Data processing	259	227	516	466
Other general and administrative	662	684	1,363	1,396

Total non-interest expenses	4,433	3,607	8,963	7,939

Income before income tax expense	2,984	2,111	4,759	3,613
Income tax expense	866	644	1,359	1,070

Net income	$2,118	$1,467	$3,400	$2,543

Earnings per share:
Basic	$0.64	$0.44	$1.03	$0.75
Diluted	$0.59	$0.40	$0.96	$0.70
Weighted average shares outstanding:
Basic	3,318,293	3,368,223	3,307,455	3,368,564
Diluted	3,565,859	3,639,722	3,537,778	3,628,561

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2003 and 2002
(Dollars In Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2002	$60	$59,020	$(3,951)	$44,641	$5,222	$(30,582)	$74,410

Comprehensive income:
Net income	—	—	—	3,400	—	—	3,400
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	314	—	314
Net gain on derivative instruments	—	—	—	—	15	—	15

Total comprehensive income							3,729

Decrease in unearned compensation	—	303	422	—	—	—	725
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	82	—	—	—	—	82
Treasury stock reissued in connection with stock option exercises (94,207 shares)	—	—	—	(276)	—	1,193	917
Cash dividends paid	—	—	—	(1,007)	—	—	(1,007)
Treasury stock purchased (55,991 shares)	—	—	—	—	—	(1,244)	(1,244)

Balance at June 30, 2003	$60	$59,405	$(3,529)	$46,758	$5,551	$(30,633)	$77,612

Balance at December 31, 2001	$60	$58,294	$(4,834)	$41,439	$1,497	$(26,607)	$69,849

Comprehensive income:
Net income	—	—	—	2,543	—	—	2,543
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,369	—	1,369
Net gain on derivative instruments	—	—	—	—	74	—	74

Total comprehensive income							3,986

Decrease in unearned compensation	—	198	444	—	—	—	642
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	10	—	—	—	—	10
Treasury stock reissued in connection with stock option exercises (10,393 shares)	—	—	—	(17)	—	123	106
Cash dividends paid	—	—	—	(757)	—	—	(757)
Treasury stock purchased (39,300 shares)	—	—	—	—	—	(753)	(753)

Balance at June 30, 2002	$60	$58,502	$(4,390)	$43,208	$2,940	$(27,237)	$73,083

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$3,400	$2,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	76	352
Net amortization of investments	330	149
Depreciation and amortization	475	546
Amortization of goodwill and other intangible assets	29	25
Amortization of mortgage servicing rights	91	15
Employee stock ownership plan expense	478	395
Stock-based incentive plan expense	247	247
Gain on sales, disposition and impairment of available-for-sale securities, net	(415)	(121)
Net decrease in trading account securities	9,693	—
Net gain on trading activities	(630)	—
Gain on sales of loans, net	(785)	—
Gain on sale of supermarket branch, net of expenses	(183)	—
Changes in operating assets and liabilities:
Accrued interest receivable	147	(798)
Accrued expenses and other liabilities	336	(7,206)
Other, net	(995)	1,124

Net cash provided by (used in) operating activities	12,294	(2,729)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	20,110	3,001
Purchases of securities available for sale	(133,690)	(27,290)
Principal payments on mortgage-backed securities	29,506	16,219
Purchases of Federal Home Loan Bank stock	(1,172)	(45)
Loans originations/purchases and principal collections, net	(31,362)	(30,919)
Proceeds from sale of loans	22,237	—
Additions to premises and equipment	(306)	(130)
Proceeds from sales of premises and equipment, net	100	—
Proceeds from sales of foreclosed real estate	—	3
Contributions to Rabbi Trust	(4,494)	—

Net cash used in investing activities	(99,071)	(39,161)

Cash flows from financing activities:
Net increase in deposits, excluding deposits sold	48,761	46,171
Sale of supermarket branch deposits, net of premium and expenses	(4,084)	—
Net increase (decrease) in short-term borrowings	16,677	(2,946)
Proceeds from issuance of long-term debt	45,000	3,000
Repayments of long-term debt	(14,470)	—
Net decrease in mortgagors' escrow accounts	(131)	(134)
Cash dividends paid	(1,007)	(757)
Treasury stock purchased	(1,244)	(753)
Reissuance of treasury stock in connection with stock option exercises	917	106

Net cash provided by financing activities	90,419	44,687

Net increase in cash and cash equivalents	3,642	2,797
Cash and cash equivalents at beginning of period	27,801	27,209

Cash and cash equivalents at end of period	$31,443	$30,006

Supplemental cash flow information:
Interest paid on deposits	$3,870	$4,900
Interest paid on borrowings	6,225	6,205
Income taxes paid	2,081	1,598
Transfer from loans to other real estate owned	—	3

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
At and for the Three and Six Months Ended June 30, 2003

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

The results for the three- and six-month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

2.     Recent Accounting Pronouncements
On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability, when incurred, for a cost associated with an exit or disposal activity. The liability shall be recognized at fair value.  The adoption of this Statement did not have a material impact on the consolidated financial statements.

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

Earnings per common share for the three and six months ended June 30, 2003 and 2002 have been computed based upon the following (dollars in thousands except per share amounts):

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$2,118	$1,467	$3,400	$2,543

Average number of common shares outstanding	3,318,293	3,368,223	3,307,455	3,368,564
Effect of dilutive stock options	247,566	271,499	230,323	259,997

Average number of common shares outstanding used to calculate diluted earnings per share	3,565,859	3,639,722	3,537,778	3,628,561

Net income per share:
Basic	$0.64	$0.44	$1.03	$0.75
Diluted	$0.59	$0.40	$0.96	$0.70

For the three and six months ended June 30, 2003, there were no options granted which were anti-dilutive and therefore not included in the earnings per share calculation.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In Thousands Except Per Share Amounts)
Net income, as reported	$2,118	$1,467	$3,400	$2,543
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(188)	(215)	(335)	(390)

Pro forma net income	$1,930	$1,252	$3,065	$2,153

Earnings per share:
Basic-as reported	$0.64	$0.44	$1.03	$0.75

Basic-pro forma	$0.58	$0.37	$0.93	$0.64

Diluted-as reported	$0.59	$0.40	$0.96	$0.70

Diluted-pro forma	$0.54	$0.34	$0.87	$0.59

Basic shares outstanding	3,318,293	3,368,223	3,307,455	3,368,564
Diluted shares outstanding	3,565,859	3,639,722	3,537,778	3,628,561

5.     Dividends
On July 16, 2003, the Company declared a cash dividend of $0.17 per share payable on August 28, 2003 to shareholders of record as of the close of business on August 7, 2003.

6.     Loan commitments
Outstanding loan commitments totaled $27.2 million at June 30, 2003 compared to $15.8 million at December 31, 2002.  At June 30, 2003 and December 31, 2002, the Company had no commitments to purchase loans.

7.     Segment reporting
Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals

	(In Thousands)
2003
Net interest income	$10,102	$—	$—	$10,102
Other revenue - external customers	1,548	655	—	2,203
Other revenue - from other segments	—	3	(3)	—
Depreciation and amortization	459	16	—	475
Provision for loan losses	76	—	—	76
Profit	3,325	75	—	3,400
Assets	798,794	2,412	(440)	800,766
2002
Net interest income	$10,269	$—	$—	$10,269
Other revenue - external customers	1,189	293	—	1,482
Other revenue - from other segments	—	3	(3)	—
Depreciation and amortization	531	15	—	546
Provision for loan losses	352	—	—	352
Profit (loss)	2,662	(119)	—	2,543
Assets	707,987	2,363	(235)	710,115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2003 and 2002, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company include, but are not limited to: changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

The Company’s assets expanded $95.2 million, or 13.5%, to $800.8 million at June 30, 2003 as compared to $705.6 million at December 31, 2002, largely due to purchases of mortgage-backed securities totaling $133.7 million, an increase of $9.6 million in net loans and contributions of $4.5 million to a Rabbi Trust established in connection with the Company’s Senior Executive Retirement Plans.  These items were partially offset by mortgage-backed securities principal payments amounting to $29.5 million and sales of available-for-sale and trading account securities aggregating $19.7 million and $9.3 million, respectively.

The balance sheet expansion was funded primarily by increases in deposits, short-term borrowings and long-term debt.  Deposits grew $44.5 million, or 12.0%, to $415.2 million at June 30, 2003 from $370.7 million at December 31, 2002 as a result of an increase in core deposits and the net issuance of approximately $9.5 million of additional brokered deposits. These increases were partially offset by the sale of approximately $4.3 million of deposits in conjunction with the sale of a supermarket branch.  Short-term borrowings increased $16.7 million, or 29.7%, to $72.9 million at June 30, 2003 to fund the security purchases.  Long-term debt expanded $30.5 million, or 15.5%, to $227.5 million at June 30, 2003 to fund purchases of investment securities.

Total stockholders’ equity was $77.6 million at June 30, 2003, an increase of $3.2 million, or 4.3%, compared to $74.4 million at December 31, 2002, primarily due to net income of $3.4 million, $917,000 of treasury stock reissuances in connection with the exercise of stock options and a reduction of $725,000 in unearned compensation, partially offset by cash dividends of $1.0 million and the repurchase of 55,991 shares of stock at a cost of $1.2 million.

Investments
At June 30, 2003, the Company’s trading account portfolio totaled $7.2 million, or 0.9% of assets, and the available-for-sale portfolio amounted to $239.9 million, or 30.0% of assets.  The following table sets forth information regarding the amortized cost and market values of the Company’s investment securities.

	June 30, 2003		December 31, 2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In Thousands)
Trading account securities:
Preferred stocks	$3,749	$3,749	$4,647	$4,647
Common stocks	3,472	3,472	11,637	11,637

Total trading account securities	$7,221	$7,221	$16,284	$16,284

Available-for-sale securities:
Equity securities:
Common stocks	$115	$115	$110	$110

Total equity securities	115	115	110	110

Debt securities:
Mortgage-backed:
Freddie Mac	64,665	65,072	9,186	9,785
Fannie Mae	106,066	109,258	45,541	49,045
Ginnie Mae	12,630	13,111	18,459	19,153
REMIC	719	733	4,466	4,590

Total mortgage-backed securities	184,080	188,174	77,652	82,573

Other:
U.S. Agencies	10,096	10,722	28,207	29,135
Municipal bonds	21,449	22,439	21,454	21,950
Trust preferred	15,727	18,422	19,885	21,538

Total other debt securities	47,272	51,583	69,546	72,623

Total debt securities	231,352	239,757	147,198	155,196

Total available-for-sale securities (1)	$231,467	$239,872	$147,308	$155,306

(1)	Does not include $15.0 million and $13.8 million of FHLB stock held by the Company at June 30, 2003 and December 31, 2002, respectively.

Trading account portfolio balances declined $9.1 million, or 55.7%, to $7.2 million at June 30, 2003 from $16.3 million at December 31, 2002.  During the first six months of 2003, the Company sold equity securities in conjunction with its strategy to significantly reduce the equity portfolio when conditions are favorable.

Securities available-for-sale increased $84.6 million, or 54.5%, to $239.9 million at June 30, 2003 primarily due to purchases of mortgage-backed securities totaling $133.7 million, partially offset by mortgage-backed security principal payments amounting to $29.5 million and sales of agency and trust preferred securities aggregating $15.6 million and $4.1 million, respectively.  The Company purchased mortgage-backed securities in response to and in anticipation of accelerated cash flows from existing securities.  Management believes these securities will enhance net interest income as a result of positive interest rate spreads and improve liquidity as these securities can be used as collateral for certain borrowings.  These securities also offer minimal extension risk and reasonable call protection.  The proceeds from the sale of agency and trust preferred securities were used to pay down certain FHLB advances in an effort to improve net interest income.

Lending Activities
At June 30, 2003, the Company’s net loan portfolio was $479.9 million, or 59.9% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	June 30, 2003		December 31, 2002

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars In Thousands)
Real estate loans
One- to four-family	$273,164	55.74%	$271,010	55.96%
Multi-family	35,148	7.17%	34,090	7.04%
Commercial	64,612	13.19%	53,486	11.05%
Construction and development	13,109	2.68%	19,785	4.09%

Total real estate loans	386,033	78.78%	378,371	78.14%

Consumer loans
Home equity loans	80,991	16.53%	83,222	17.19%
Automobile	7,403	1.51%	8,800	1.82%
Other	2,407	0.49%	2,676	0.55%

Total consumer loans	90,801	18.53%	94,698	19.56%

Commercial loans	13,170	2.69%	11,136	2.30%

Total loans	490,004	100.00%	484,205	100.00%

Less:
Unadvanced loan funds (1)	(7,712)		(11,627)
Deferred loan origination costs	779		802
Allowance for loan losses	(3,221)		(3,156)

Net loans	$479,850		$470,224

(1) Includes committed but unadvanced loan amounts.

The Company’s net loan portfolio grew $9.6 million, or 2.0%, during the first six months of 2003 largely attributable to origination volume totaling $95.7 million and the purchase of $11.0 million in one- to-four family adjustable-rate mortgages, partially offset by prepayments and amortization of the existing portfolio and the sale of $21.7 million of longer-term fixed rate one-to four-family residential loans.  The continued strength in the Company’s level of loan closings was due to several factors including promotional and sales activities, a strong housing market, a favorable interest rate environment and a stable local economy.  The loan sales should help reduce the Company’s exposure to interest rate risk while improving liquidity.  The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages during the remainder of 2003.

Non-performing Assets
The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

	June 30, 2003	December 31, 2002

	(Dollars in Thousands)
Nonaccruing loans:
One- to four- family real estate	$676	$1,034
Home equity loans	51	58
Other consumer	—	14

Total	727	1,106
Real estate owned, net (1)	—	—

Total nonperforming assets	727	1,106
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$727	$1,106

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.15%	0.23%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.09%	0.16%

(1)	Real estate owned balances are shown net of related loss allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)	Nonperforming assets consist of nonperforming loans and real estate owned, net.

Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The Company experienced a decrease of $358,000 in one- to four- family residential real estate non-accrual loans during the six months ended June 30, 2003 from December 31, 2002 as several loans were paid in full or became current.

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

The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in the loan portfolio based on management’s on-going evaluation of the risks inherent in the loan portfolio, consideration of local and regional trends in delinquency and impaired loans, the amount of charge-offs and recoveries, the volume of loans, changes in risk selection, credit concentrations, national and regional economies and the real estate market in the Company’s primary lending area.  Management believes that the current allowance for loan losses accurately reflects the level of risk in the current loan portfolio.  The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The loan loss allowance consists of a specific allowance for identified problem and impaired loans and a general allowance for current performing loans.  All loans are considered in the evaluation, whether on an individual or group basis. Changes in the balances of problem and impaired loans affect the specific reserve, while changes in volume and concentrations of current performing loans affect the general reserve and the allocation of the allowance of the loan losses among loan types.

The specific allowance incorporates the results of measuring impairment for specifically identified non-homogeneous problem loans.  In accordance with SFAS No. 114, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value.  A loan is recognized as impaired when, based on current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement.  A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Impairment can be measured based on present value of the expected future principal and interest cash flows discounted at the loan’s effective interest rate or the Company may measure impairment based on a loan’s observable market price or the fair market value of the collateral, if the loan is collateral dependent.  Larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential real estate mortgages, home equity loans and consumer and installment loans, are not included within the scope of SFAS No. 114.

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

The following table sets forth activity in the allowance for loan losses for the periods set forth.

	At or for the Six Months Ended June 30,

	2003	2002

	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,156	$2,701
Charged-off loans:
Real estate	6	—
Consumer	59	60

Total charged-off loans	65	60

Recoveries on loans previously charged-off:
Real estate	17	7
Commercial	6	3
Consumer	31	12

Total recoveries	54	22

Net loans charged-off	11	38
Provision for loan losses	76	352

Allowance for loan losses, end of period	$3,221	$3,015

Net loans charged-off to average loans, net	0.00%	0.02%
Allowance for loan losses to total loans (1)	0.67%	0.65%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	443.05%	256.81%
Net loans charged-off to allowance for loan losses	0.68%	2.52%
Recoveries to charge-offs	83.08%	36.67%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)

Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits
The following table sets forth the distribution of deposit accounts for the periods indicated.

	June 30, 2003		December 31, 2002

	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits

	(Dollars In Thousands)
Demand deposits	$25,572	6.16%	$22,388	6.04%
Savings	81,233	19.57%	77,120	20.81%
Money market	60,090	14.47%	47,500	12.82%
NOW	64,874	15.63%	66,944	18.06%
Brokered deposits	52,738	12.70%	43,205	11.66%
Certificates of deposit	130,648	31.47%	113,493	30.61%

Total deposits	$415,155	100.00%	$370,650	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit, increased $17.8 million, or 8.3%, to $231.8 million at June 30, 2003 from $214.0 million at December 31, 2002.  The growth in core deposits reflects expanded marketing efforts, an enhanced focus on traditional markets as a result of the sale of the Company’s supermarket branches and the response to new relationship banking products introduced in the fall of 2002.  Brokered deposits grew $9.5 million, or 22.1%, to $52.7 million at June 30, 2003. The Company utilizes brokered certificates of deposit to support asset growth when such instruments bear an attractive rate as compared to alternative funding sources.  Certificates of deposit balances rose $17.2 million, or 15.1%, to $130.6 million at June 30, 2003 largely due to the new relationship banking products.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

General
The Company reported net income of $2.1 million, or $0.59 per diluted share, for the quarter ended June 30, 2003 compared to net income of $1.5 million, or $0.40 per diluted share, for the same period in 2002.  The improvement in earnings was due to growth in average loan, investment securities and core deposit balances, significant expansion in fee income and insurance commissions and lower provisions for loan losses, somewhat offset by net interest margin compression and higher non-interest expenses. The 2003 results include net gains of $1.2 million from trading activities and gains totaling $382,000 from loan sales.  In comparison, the earnings for the second quarter of 2002 included a $644,000 gain from the termination of the Company’s defined benefit pension plan and write-downs of certain available-for-sale equity securities totaling $171,000.

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

	For the Three Months Ended June 30,

	2003					2002

	Average Balance	Interest		Average Yield/ Rate		Average Balance	Interest	Average Yield/ Rate

	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$144,550	$1,748	(2)	4.84	%(2)	$102,301	$1,676	6.55%
U.S. Government and agency securities	10,694	108		4.04%		28,400	301	4.24%
Equity securities	32,247	427		5.30%		50,858	791	6.22%
State and municipal securities (3)	22,364	365		6.53%		20,769	379	7.30%
Trading account securities	9,594	143		5.96%		—	—	—
Loans: (4)
Residential real estate loans	300,813	4,539		6.04%		289,452	4,797	6.63%
Commercial real estate loans	70,086	1,261		7.20%		51,839	1,034	7.98%
Consumer loans	90,552	1,241		5.50%		96,520	1,478	6.14%
Commercial loans	11,925	188		6.24%		11,040	187	6.70%

Loans, net	473,376	7,229		6.11%		448,851	7,496	6.68%
Other	11,376	25		0.87%		11,903	42	1.40%

Total interest-earning assets	704,201	10,045	(2)	5.71	%(2)	663,082	10,685	6.45%

Noninterest-earning assets	40,835					38,845

Total assets	$745,036					$701,927

Interest-bearing liabilities:
Deposits:
Money market accounts	$56,222	$194		1.38%		$38,910	$208	2.14%
Savings accounts (5)	82,472	205		1.00%		78,097	281	1.44%
NOW accounts	63,251	106		0.67%		65,090	189	1.16%
Certificates of deposit (6)	177,504	1,289		2.91%		175,080	1,561	3.58%

Total interest-bearing deposits	379,449	1,794		1.90%		357,177	2,239	2.51%
Borrowings	257,276	3,117		4.79%		246,591	3,107	4.98%

Total interest-bearing liabilities	636,725	4,911		3.09%		603,768	5,346	3.55%
Demand deposits	25,347					21,665
Other noninterest-bearing liabilities	5,876					4,199

Total liabilities	667,948					629,632
Total stockholders' equity	77,088					72,295

Total liabilities and stockholders' equity	$745,036					$701,927

Net interest-earning assets	$67,476					$59,314

Tax equivalent net interest income/interest rate spread (7)		5,134	(2)	2.62	%(2)		5,339	2.90%

Tax equivalent net interest margin as a percentage of interest-earning assets (8)				2.92	%(2)			3.22%

Ratio of interest-earning assets to interest-bearing liabilities				110.60%				109.82%

Less: tax equivalent adjustment (3)		(124)					(129)

Net interest income as reported on income statement		$5,010	(2)				$5,210

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(3)

State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.

(4)

Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans.  The Company records interest income on nonaccruing loans on a cash basis.

(5)	Savings accounts include mortgagors' escrow deposits.
(6)	Certificates of deposit include brokered deposits.
(7)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(8)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2003 compared to 2002

	Increase (Decrease) Due to

	Volume	Rate	Net

	(In Thousands)
Interest-earning assets:
Mortgage-backed securities (1)	$581	$(509)	$72
U.S. Government and agency securities	(180)	(13)	(193)
Equity securities	(258)	(106)	(364)
State and municipal securities (2)	28	(42)	(14)
Trading account securities	71	72	143
Loans:
Residential real estate loans	183	(441)	(258)
Commercial real estate loans	336	(109)	227
Consumer loans	(88)	(149)	(237)
Commercial loans	14	(13)	1

Total loans	445	(712)	(267)
Other	(2)	(15)	(17)

Total interest-earning assets (1)	685	(1,325)	(640)

Interest-bearing liabilities:
Deposits:
Money market accounts	75	(89)	(14)
Savings accounts (3)	15	(91)	(76)
NOW accounts	(5)	(78)	(83)
Certificates of deposit (4)	22	(294)	(272)

Total deposits	107	(552)	(445)
Borrowings	132	(122)	10

Total interest-bearing liabilities	239	(674)	(435)

Increase (decrease) in net interest income (1) (5)	$446	$(651)	$(205)

(1)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(2)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(3)	Includes interest on mortgagors’ escrow deposits.
(4)	Includes interest on brokered certificates of deposit.
(5)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, decreased $205,000, or 3.8%, to $5.1 million for the three months ended June 30, 2003 compared to $5.3 million for the same period in 2002, mainly driven by net interest margin contraction, offset by growth in average interest-earning assets.  Net interest margin, on a tax equivalent basis, compressed 30 basis points to 2.92% for the second quarter of 2003 from the comparable period in 2002 primarily resulting from reduced yields on interest-earning assets, somewhat mitigated by the lower cost of funds due to the declining market interest rate environment and an increase in lower-cost core deposits.

Interest and dividend income, on a tax equivalent basis, fell $640,000, or 6.0%, to $10.0 million for the three months ended June 30, 2003 compared to $10.7 million for the same period last year, largely reflecting a decrease in the yield on average interest-earning assets partially offset by growth in average interest-earning assets.  The yield on average interest-earning assets declined 74 basis points to 5.71% in the three months ended June 30, 2003, principally as a result of lower market rates of interest.  The lower interest rate environment has led to significant levels of loan prepayments and refinancings and accelerated cash flows from existing mortgage-backed securities.  The proceeds from these activities were used to support loan growth and investment purchases at lower yields.  In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates.  Average interest-earning assets totaled $704.2 million for the second quarter of 2003 compared to $663.1 million for the same period last year, an increase of $41.1 million, or 6.2%.  Average loans increased $24.5 million, or 5.5%, primarily due to strong one-to four-family residential real estate and commercial real estate loan origination and refinancing volume, somewhat mitigated by amortization and prepayments of the existing portfolio and loan sales.  The higher levels of refinancing and prepayment activity were due in part to the lower market interest rate environment. Average mortgage-backed securities rose $42.2 million, or 41.3%, mainly attributable to purchases of additional bonds, somewhat offset by principal payments.  The changes in the average balance of equity securities available-for-sale and trading account securities were principally due to the reclassification of certain securities from available-for-sale to trading in the fourth quarter of 2002.  The average balance of trading account securities was also affected by sales of securities in 2003 as a result of favorable market conditions.

Total interest expense declined $435,000, or 8.1%, to $4.9 million for the three months ended June 30, 2003 from $5.3 million for the same period in 2002, resulting primarily from reduced rates paid on average interest-bearing deposits, partially offset by growth in average interest-bearing liabilities. Rates paid on average interest-bearing deposits fell 61 basis points to 1.90% for the second quarter of 2003, largely reflecting a significant reduction in market interest rates and a greater reliance on core deposits to fund the balance sheet. The lower market interest rate environment led to a decrease in rates paid for new deposits as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing liabilities rose $32.9 million, or 5.5%, to $636.7 million for the three months ended June 30, 2003 from $603.8 million for the comparable period in 2002 reflecting strong growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion.

Provision for Loan Losses
The provision for loan losses declined $167,000 to $76,000 for the second quarter of 2003 from $243,000 for the same period in 2002.  The primary factors contributing to the lower provision in 2003 include loan sales totaling $10.6 million, a large reduction in non-performing loans and continued low levels of net charge-offs. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income
Total non-interest income was $2.7 million for the second quarter of 2003 compared to $751,000 for the same period in 2002.  This increase was attributable to several factors including growth in fee income and insurance commissions.  Fee income increased $189,000, or 31.3%, to $793,000 in the second quarter of 2003 from $604,000 for the comparable period in 2002 reflecting expansion in core deposits, the impact of a new deposit service introduced in 2003 and sales of non-deposit investment products.  Insurance commissions totaled

$292,000 for the three months ended June 30, 2003, an increase of $133,000 compared to $159,000 in the second quarter of 2002 mainly resulting from new customers gained as a result of successful marketing and business development efforts and a change in the accounting method used to record income. The 2002 results for Keyes, Mattson & Agan Insurance Agency, Inc. were affected by the recognition of commissions on an accrual basis rather than the cash basis the agency had utilized prior to being acquired.  In connection with the recovery in stock prices in 2003, the Company realized net trading gains of $1.2 million related to sales of certain securities and a positive valuation adjustment for the remaining portfolio.  The gains from loan sales totaling $382,000 were realized as a result of the sale of $10.6 million in longer-term, lower coupon, fixed-rate mortgages and the retention of the mortgage servicing rights.  The 2002 period included write-downs of certain available-for-sale equity securities totaling $171,000.

Non-interest Expenses
Non-interest expenses for the second quarter of 2002 included a $644,000 gain from the termination of the Company’s defined benefit pension plan.  Excluding this gain, non-interest expenses rose $182,000, or 4.3%, to $4.4 million for the three months ended June 30, 2003 compared to $4.3 million in the second quarter of 2002 mainly due to increases in professional services and marketing costs, somewhat mitigated by lower occupancy and equipment expenses.  Salaries and benefits expenses, exclusive of the pension termination gain of $644,000 recognized in 2002, totaled $2.4 million for both periods reflecting lower staffing costs as a result of the sale of three supermarket branches, offset by increased benefit costs associated with the Company’s higher stock price in 2003 compared to 2002.  Professional services expenses expanded $170,000, or 85.0%, to $370,000 for the three months ended June 30, 2003 largely resulting from consulting costs associated with employee benefit plans, an information technology audit and the new deposit service introduced in the second quarter of 2003, as well as increased expenses related to the directors’ retirement plan.  Marketing costs rose $88,000, or 66.7%, to $220,000 in the second quarter of 2003 primarily due to expanded promotional activities associated with the introduction of new relationship banking products.  Occupancy and equipment expenses fell $88,000, or 15.7%, to $473,000 for the three months ended June 30, 2003 principally attributable to the sale of the supermarket branches.

Income Taxes
The Company’s income tax expense increased $222,000, or 34.5%, to $866,000 for the second quarter of 2003 compared to $644,000 in 2002.  The increase in income taxes was primarily attributable to higher income before taxes, somewhat mitigated by a reduced effective tax rate.  The Company’s effective tax rate fell to 29.0% for the second quarter of 2003 from 30.5% in 2002.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

General
The Company reported net income of $3.4 million, or $0.96 per diluted share, for the six months ended June 30, 2003 compared to net income of $2.5 million, or $0.70 per diluted share, for the same period in 2002.  The expansion in earnings per share was achieved through growth in average loan, investment securities and core deposit balances, significant expansion in fee income and insurance commissions, and lower provisions for loan losses, somewhat offset by net interest margin compression and higher non-interest expenses. The results for the first six months of 2003 also include gains of $785,000 from loan sales, net gains of $630,000 from trading account activities, $415,000 from the sale of available-for-sale securities and $183,000 from the sale of a supermarket branch and a $539,000 penalty for the prepayment of FHLB advances.  In comparison, the 2002 results included a pension termination gain of $644,000 and write-downs of certain available-for-sale equity securities totaling $171,000.

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

	For the Six Months Ended June 30,

	2003					2002

	Average Balance	Interest		Average Yield/ Rate		Average Balance	Interest	Average Yield/ Rate

	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$125,307	$3,303	(2)	5.27	%(2)	$105,942	$3,433	6.48%
U.S. Government and agency securities	13,493	257		3.81%		24,452	482	3.94%
Equity securities	33,801	940		5.56%		50,550	1,508	5.97%
State and municipal securities (3)	22,152	739		6.67%		20,292	738	7.27%
Trading account securities	12,272	333		5.43%		—	—	—
Loans: (4)
Residential real estate loans	299,624	9,250		6.17%		284,971	9,590	6.73%
Commercial real estate loans	67,643	2,422		7.16%		47,481	1,824	7.68%
Consumer loans	91,522	2,552		5.62%		96,878	2,964	6.17%
Commercial loans	11,659	373		6.36%		10,809	372	6.85%

Loans, net	470,448	14,597		6.21%		440,139	14,750	6.70%
Other	9,040	40		0.88%		11,170	88	1.57%

Total interest-earning assets	686,513	20,209	(2)	5.89	%(2)	652,545	20,999	6.44%

Noninterest-earning assets	39,360					38,882

Total assets	$725,873					$691,427

Interest-bearing liabilities:
Deposits:
Money market accounts	$52,827	$358		1.37%		$37,493	$404	2.17%
Savings accounts (5)	79,945	394		0.99%		76,201	551	1.46%
NOW accounts	63,398	228		0.73%		63,807	373	1.18%
Certificates of deposit (6)	170,774	2,509		2.96%		164,986	2,924	3.57%

Total interest-bearing deposits	366,944	3,489		1.92%		342,487	4,252	2.50%
Borrowings	252,664	6,170		4.86%		252,302	6,227	4.91%

Total interest-bearing liabilities	619,608	9,659		3.14%		594,789	10,479	3.55%

Demand deposits	24,509					20,423
Other noninterest-bearing liabilities	5,554					4,687

Total liabilities	649,671					619,899
Total stockholders’ equity	76,202					71,528

Total liabilities and stockholders’ equity	$725,873					$691,427

Net interest-earning assets	$66,905					$57,756

Tax equivalent net interest income/interest rate spread (7)		10,550	(2)	2.75	%(2)		10,520	2.89%

Tax equivalent net interest margin as a percentage of interest-earning assets (8)				3.07	%(2)			3.22%

Ratio of interest-earning assets to interest-bearing liabilities				110.80%				109.71%

Less: tax equivalent adjustment (3)		(251)					(251)

Net interest income as reported on income statement		$10,299	(2)				$10,269

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(3)

State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.

(4)

Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans.  The Company records interest income on nonaccruing loans on a cash basis.

(5)	Savings accounts include mortgagors’ escrow deposits.
(6)	Certificates of deposit include brokered deposits.
(7)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(8)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2003 compared to 2002

	Increase (Decrease) Due to

	Volume	Rate	Net

	(In Thousands)
Interest-earning assets:
Mortgage-backed securities (1)	$570	$(700)	$(130)
U.S. Government and agency securities	(209)	(16)	(225)
Equity securities	(472)	(96)	(568)
State and municipal securities (2)	65	(64)	1
Trading account securities	166	167	333
Loans:
Residential real estate loans	477	(817)	(340)
Commercial real estate loans	729	(131)	598
Consumer loans	(158)	(254)	(412)
Commercial loans	28	(27)	1

Total loans	1,076	(1,229)	(153)
Other	(15)	(33)	(48)

Total interest-earning assets (1)	1,181	(1,971)	(790)

Interest-bearing liabilities:
Deposits:
Money market accounts	133	(179)	(46)
Savings accounts (3)	26	(183)	(157)
NOW accounts	(2)	(143)	(145)
Certificates of deposit (4)	100	(515)	(415)

Total deposits	257	(1,020)	(763)
Borrowings	9	(66)	(57)

Total interest-bearing liabilities	266	(1,086)	(820)

Increase (decrease) in net interest income (1) (5)	$915	$(885)	$30

(1)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(2)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(3)	Includes interest on mortgagors’ escrow deposits.
(4)	Includes interest on brokered certificates of deposit.
(5)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, totaled $10.6 million for the six months ended June 30, 2003, an increase of $30,000, or 0.3%, compared to $10.5 million for the same period in 2002, mainly driven by growth in average interest-earning assets, mitigated by net interest margin compression.  Net interest margin, on a tax equivalent basis, compressed 15 basis points to 3.07% for the first six months of 2003 from the comparable period in 2002 primarily resulting from reduced yields on interest-earning assets, partially offset by the lower cost of funds due to the declining market interest rate environment and an increase in lower-cost core deposits.

Interest and dividend income, on a tax equivalent basis, fell $790,000, or 3.8%, to $20.2 million for the six months ended June 30, 2003 compared to $21.0 million for the same period last year, mainly reflecting a decrease in the yield on average interest-earning assets partially offset by growth in average interest-earning assets. The yield on average interest-earning assets declined 55 basis points to 5.89% in the six months ended June 30, 2003, principally as a result of lower market rates of interest.  The lower interest rate environment has led to significant levels of loan prepayments and refinancings and accelerated cash flows from existing mortgage-backed securities.  The proceeds from these activities were used to support loan growth and investment purchases at lower yields.  In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates.  Average interest-earning assets totaled $686.5 million for the first six months of 2003 compared to $652.5 million for the same period last year, an increase of $34.0 million, or 5.2%.  Average loans increased $30.3 million, or 6.9%, primarily due to strong one-to four-family residential real estate and commercial real estate loan origination and refinancing volume, somewhat mitigated by amortization and prepayments of the existing portfolio and loan sales.  The higher levels of refinancing and prepayment activity were due in part to the lower market interest rate environment. The changes in the average balance of equity securities available-for-sale and trading account securities were principally due to the reclassification of certain securities from available-for-sale to trading in the fourth quarter of 2002.  The average balance of trading account securities was also affected by sales of securities in 2003 as a result of favorable market conditions.

Total interest expense declined $820,000, or 7.8%, to $9.7 million for the six months ended June 30, 2003 from $10.5 million for the comparable period in 2002, resulting primarily from reduced rates paid on average interest-bearing deposits, partially offset by growth in average interest-bearing deposits. Rates paid on average interest-bearing deposits fell 58 basis points to 1.92% for the first six months of 2003, largely reflecting a significant reduction in market interest rates and a greater reliance on core deposits to fund the balance sheet. The lower market interest rate environment led to a decrease in rates paid for new deposits as well as the repricing of a portion of the Company’s outstanding deposits. Average interest-bearing deposits rose $24.4 million, or 7.1%, to $366.9 million for the six months ended June 30, 2003 from $342.5 million for the same period in 2002 reflecting strong growth in core deposits.

Provision for Loan Losses
The provision for loan losses declined $276,000 to $76,000 for the first six months of 2003 from $352,000 for the same period in 2002.  The primary factors contributing to the lower provision in 2003 include loan sales totaling $21.7 million, a large reduction in non-performing loans and continued low levels of net charge-offs. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income
Total non-interest income was $3.7 million for the first six months of 2003 compared to $1.6 million for the same period in 2002.  This increase was attributable to several factors including growth in fee income and insurance commissions.  Fee income increased $359,000, or 30.2%, to $1.5 million in the first six months of 2003 from $1.2 million for the same period in 2002 reflecting expansion in core deposits, the introduction of a new deposit service in 2003 and sales of non-deposit investment products.   Insurance commissions totaled $655,000 for the six months ended June 30, 2003, an increase of $362,000 compared to $293,000 in the same period of 2002 mainly resulting from new customers gained as a result of successful marketing and business development efforts and a change in the accounting method used to record income. The 2002 results for Keyes,

Mattson & Agan Insurance Agency, Inc. were affected by the recognition of commissions on an accrual basis rather than the cash basis the agency had utilized prior to being acquired. The results for 2003 include gains of $415,000 from the sale of available-for-sale securities and a $539,000 penalty for the prepayment of FHLB advances.  The Company elected to sell several agency securities and prepay certain FHLB advances to enhance net interest income.    Non-interest income for the first six months of 2003 also includes gains of $785,000 from loan sales and net gains of $630,000 from trading account activities and $183,000 from the sale of a supermarket branch.  The gains on loan sales were realized as a result of the sale of $21.7 million in longer-term, lower coupon, fixed-rate mortgages and the retention of the mortgage servicing rights.  The net trading gains are associated with sales of certain securities and the positive mark-to-market adjustment for the remaining portfolio in connection with the recovery in stock prices in 2003.

Non-interest Expenses
Non-interest expenses in 2002 included a $644,000 gain from the termination of the Company’s defined benefit pension plan.  Excluding this gain, non-interest expenses rose $380,000, or 4.4%, to $9.0 million for the six months ended June 30, 2003 compared to $8.6 million in the comparable 2002 period mainly due to increases in professional services, marketing and data processing costs, partially offset by lower occupancy and equipment expenses.  Salaries and benefits expenses, exclusive of the pension termination gain of $644,000 recognized in 2002, totaled $4.9 million for both periods reflecting lower staffing costs as a result of the sale of three supermarket branches, offset by increased benefit costs associated with the Company’s higher stock price in 2003 compared to 2002.  Professional service costs grew $330,000, or 76.6%, largely resulting from consulting costs associated with employee benefit plans, an information technology audit and the new deposit service introduced in 2003, as well as increased expenses related to the directors’ retirement plan. Marketing costs rose $73,000, or 24.3%, to $373,000 for the first six months of 2003 primarily due to expanded promotional activities associated with the introduction of new relationship banking products.  Data processing expenses expanded $50,000, or 10.7%, to $516,000 for the six months ended June 30, 2003 mainly associated with strong loan and deposit account growth.  Occupancy and equipment expenses fell $87,000, or 7.8%, to $1.0 million for the first six months of 2003 principally attributable to the sale of the supermarket branches.

Income Taxes
The Company’s income tax expense increased $289,000, or 27.0%, to $1.4 million for the first six months of 2003 compared to $1.1 million in 2002.  The increase in income taxes was primarily attributable to higher income before taxes, somewhat mitigated by a reduced effective tax rate.  The Company’s effective tax rate fell to 28.6% for the first six months of 2003 from 29.6% in 2002.

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

The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, mainly home equity loans and lines of credit, and, to a lesser extent, the origination of multi-family and commercial real estate loans, construction and development loans, commercial business loans, and other types of consumer loans, as well as investments in mortgage-backed, other debt and equity securities. During the six months ended June 30, 2003, the Company’s loan originations totaled $95.7 million. At June 30, 2003, the Company’s investments in trading account and available-for-sale securities totaled $7.2 million and $239.9 million, respectively.  During the six months ended June 30, 2003, total deposits increased $44.5 million, including the net issuance of approximately $9.5 million of brokered certificates of deposit.  The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances.  At June 30, 2003, the Company had $296.9 million of FHLB borrowings.

Outstanding loan commitments totaled $27.2 million at June 30, 2003.  Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2003, totaled $94.7 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.  From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

The primary source of funding for Woronoco Bancorp is dividend payments from Woronoco Savings Bank (the “Bank”). These funds have been used to pay dividends and fund stock repurchase programs.  The Bank’s ability to pay dividends and other capital distributions to the Woronoco Bancorp, Inc. is generally limited by Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation.  Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to Woronoco Bancorp, Inc., which are otherwise permissible by regulation, for safety and soundness reasons.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003 and December 31, 2002, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2003 and December 31, 2002 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In Thousands)
As of June 30, 2003:
Total Capital to Risk Weighted Assets
Company	$73,358	15.5%	N/A	N/A	N/A	N/A
Bank	$60,674	12.8%	$37,888	8.0%	$47,360	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$70,137	14.8%	N/A	N/A	N/A	N/A
Bank	$57,453	12.1%	$18,944	4.0%	$28,416	6.0%
Tier 1 Capital to Average Assets
Company	$70,137	9.5%	N/A	N/A	N/A	N/A
Bank	$57,453	7.8%	$29,366	4.0%	$36,708	5.0%
As of December 31, 2002:
Total Capital to Risk Weighted Assets
Company	$70,403	15.8%	N/A	N/A	N/A	N/A
Bank	$63,074	14.1%	$35,671	8.0%	$44,589	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$67,247	15.1%	N/A	N/A	N/A	N/A
Bank	$59,918	13.4%	$17,836	4.0%	$26,753	6.0%
Tier 1 Capital to Average Assets
Company	$67,247	9.6%	N/A	N/A	N/A	N/A
Bank	$59,918	8.6%	$27,882	4.0%	$34,853	5.0%

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

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

	a.	An annual meeting of shareholders of the Company was held on April 23, 2003 (the “Annual Meeting”).

	b.	Not applicable.

	c.	The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

		1.	Election of directors for a three-year term.

Director Nominees Elected For Three Year Term:	For	Withheld

Francis J. Ehrhardt	3,274,458	4,352
Cornelius D. Mahoney	3,272,339	6,471
D. Jeffrey Templeton	3,274,706	4,104

2.	The ratification of the appointment of Wolf & Company, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2003.

For	Against	Abstain

3,270,593	3,405	4,812

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

	(a)	Exhibits

		3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)
		3.2	Amended Bylaws of Woronoco Bancorp, Inc. (2)
		4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)
		11.0	Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 – Earnings Per Share)
		31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)
		32.0	Certifications pursuant to 18 U.S.C. Section 1350

		(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
		(2)	Incorporated by reference into this document from the Exhibits filed with the 10-Q of November 14, 2002.

	(b)	Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORONOCO BANCORP, INC.

Dated: August 14, 2003	By:	/s/ CORNELIUS D. MAHONEY

Cornelius D. Mahoney Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: August 14, 2003	By:	/s/ DEBRA L. MURPHY

Debra L. Murphy Executive Vice President and Chief Financial Officer (principal financial and accounting officer)