Form 10-Q
period 2003-09-30
WORONOCO BANCORP INC
filed 2003-11-14
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The issuer had 3,615,452 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2003.

WORONOCO BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	Unaudited September 30, 2003	December 31, 2002
Assets

Cash and due from banks	$21,616	$17,600
Interest-bearing balances	1,844	731
Federal funds sold	2,185	9,470

Total cash and cash equivalents	25,645	27,801

Trading securities	3,288	16,284
Securities available for sale, at fair value	240,575	155,306
Federal Home Loan Bank stock, at cost	15,373	13,795
Loans, net of allowance for loan losses ($3,222 at September 30, 2003 and $3,156 at December 31, 2002)	489,686	470,224
Premises and equipment, net	10,067	10,343
Accrued interest receivable	3,362	3,385
Goodwill and other intangible assets, net	1,848	1,889
Cash surrender value of life insurance	2,674	2,602
Deferred tax asset	60	—
Other assets	4,529	4,007

Total assets	$797,107	$705,636

Liabilities and Stockholders’ Equity

Deposits	$412,194	$370,650
Mortgagors’ escrow accounts	2,024	1,597
Short-term borrowings	74,170	56,235
Long-term debt	226,269	197,000
Net deferred tax liability	—	589
Accrued expenses and other liabilities	4,969	5,155

Total liabilities	719,626	631,226

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; shares issued: 5,998,860 at September 30, 2003 and December 31, 2002; shares outstanding: 3,622,402 at September 30, 2003 and 3,567,669 at December 31, 2002)	60	60
Additional paid-in capital	59,711	59,020
Unearned compensation	(3,308)	(3,951)
Retained earnings	47,434	44,641
Accumulated other comprehensive income	4,185	5,222
Treasury stock, at cost (2,376,458 shares at September 30, 2003 and 2,431,191 shares at December 31, 2002)	(30,601)	(30,582)

Total stockholders’ equity	77,481	74,410

Total liabilities and stockholders’ equity	$797,107	$705,636

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In Thousands Except Per Share Amounts)

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and dividend income:
Loans, including fees	$7,028	$7,700	$21,625	$22,450
Interest and dividends on securities:
Taxable interest	1,908	1,786	5,271	5,700
Tax exempt interest	242	247	730	735
Dividends	493	801	1,433	2,309
Trading account securities	114	—	447	—
Federal funds sold	8	19	41	92
Other	5	4	12	19

Total interest and dividend income	9,798	10,557	29,559	31,305

Interest expense:
Deposits	1,611	2,004	5,100	6,256
Borrowings	3,268	3,204	9,438	9,431

Total interest expense	4,879	5,208	14,538	15,687

Net interest income	4,919	5,349	15,021	15,618
Provision for loan losses	28	113	104	465

Net interest income, after provision for loan losses	4,891	5,236	14,917	15,153

Non-interest income:
Fee income	916	660	2,464	1,849
Insurance commissions	294	223	949	516
Gain (loss) on sales, disposition and impairment of securities available for sale, net	165	(191)	580	(70)
Net (loss) gain on trading account securities	(118)	—	512	—
Gain on sales of loans, net	154	206	939	206
Gain on sale of supermarket branch	—	—	183	—
Penalty for prepayment of FHLB advances	—	—	(539)	—
(Loss) gain on derivative instruments and hedging activities	—	(1)	—	1
Other income	—	13	19	43

Total non-interest income	1,411	910	5,107	2,545

Non-interest expenses:
Salaries and employee benefits	2,418	2,455	7,342	6,688
Occupancy and equipment	505	561	1,531	1,674
Marketing	152	234	525	534
Professional services	363	320	1,124	751
Data processing	270	240	786	706
Other general and administrative	715	706	2,078	2,102

Total non-interest expenses	4,423	4,516	13,386	12,455

Income before income tax expense	1,879	1,630	6,638	5,243
Income tax expense	557	514	1,916	1,584

Net income	$1,322	$1,116	$4,722	$3,659

Earnings per share:
Basic	$0.40	$0.34	$1.43	$1.09
Diluted	$0.37	$0.31	$1.34	$1.01

Weighted average shares outstanding:
Basic	3,322,306	3,327,935	3,303,504	3,354,910
Diluted	3,579,916	3,587,761	3,534,988	3,612,359

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2003 and 2002

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2002	$60	$59,020	$(3,951)	$44,641	$5,222	$(30,582)	$74,410

Comprehensive income:
Net income	—	—	—	4,722	—	—	4,722
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(1,003)	—	(1,003)
Net gain on derivative instruments	—	—	—	—	(34)	—	(34)

Total comprehensive income							3,685

Decrease in unearned compensation	—	488	643	—	—	—	1,131

Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	190	—	—	—	—	190

Treasury stock reissued in connection with stock option exercises (123,524 shares)	—	13	—	(362)	—	1,570	1,221

Cash dividends paid	—	—	—	(1,567)	—	—	(1,567)

Treasury stock purchased (68,791 shares)	—	—	—	—	—	(1,589)	(1,589)

Balance at September 30, 2003	$60	$59,711	$(3,308)	$47,434	$4,185	$(30,601)	$77,481

Balance at December 31, 2001	$60	$58,294	$(4,834)	$41,439	$1,497	$(26,607)	$69,849

Comprehensive income:
Net income	—	—	—	3,659	—	—	3,659
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	2,705	—	2,705
Net gain on derivative instruments	—	—	—	—	98	—	98

Total comprehensive income							6,462

Decrease in unearned compensation	—	299	667	—	—	—	966

Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	59	—	—	—	—	59

Treasury stock reissued in connection with stock option exercises (19,017 shares)	—	12	—	(38)	—	228	202

Cash dividends paid	—	—	—	(1,159)	—	—	(1,159)

Treasury stock purchased (39,300 shares)	—	—	—	—	—	(3,223)	(3,223)

Balance at September 30, 2002	$60	$58,664	$(4,167)	$43,901	$4,300	$(29,602)	$73,156

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$4,722	$3,659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	104	465
Net amortization of investments	794	357
Depreciation and amortization	712	809
Amortization of goodwill and other intangible assets	41	38
Amortization of mortgage servicing rights	168	48
Employee stock ownership plan expense	763	595
Stock-based incentive plan expense	368	371
(Gain) loss on sales, disposition and impairment of available-for-sale securities, net	(580)	70
Net decrease in trading account securities	13,508	—
Net gain on trading activities	(512)	—
Gain on sales of loans, net	(939)	(206)
Gain on sale of supermarket branch, net of expenses	(183)	—
Changes in operating assets and liabilities:
Accrued interest receivable	23	(800)
Accrued expenses and other liabilities	5	(5,189)
Other, net	(518)	(1,844)

Net cash provided by (used in) operating activities	18,476	(1,627)

Cash flows from investing activities:
Proceeds from sales of securities available for sale	25,274	7,543
Purchases of securities available for sale	(164,569)	(31,597)
Proceeds from maturities of securities available for sale	2,503	—
Principal payments on mortgage-backed securities	49,635	22,596
Purchases of Federal Home Loan Bank stock	(1,578)	(45)
Loans originations/purchases and principal collections, net	(45,745)	(51,164)
Proceeds from sale of loans	26,861	5,187
Additions to premises and equipment	(524)	(215)
Proceeds from sales of premises and equipment, net	99	—
Proceeds from sales of foreclosed real estate	—	3

Net cash used in investing activities	(108,044)	(47,692)

Cash flows from financing activities:
Net increase in deposits, excluding deposits sold	45,800	34,208
Sale of supermarket branch deposits, net of premium and expenses	(4,084)	—
Net increase (decrease) in short-term borrowings	17,935	(2,041)
Proceeds from issuance of long-term debt	45,000	17,120
Repayments of long-term debt	(15,731)	—
Net increase in mortgagors’ escrow accounts	427	115
Cash dividends paid	(1,567)	(1,159)
Treasury stock purchased	(1,589)	(3,223)
Reissuance of treasury stock in connection with stock option exercises	1,221	202

Net cash provided by financing activities	87,412	45,222

Net decrease in cash and cash equivalents	(2,156)	(4,097)
Cash and cash equivalents at beginning of period	27,801	27,209

Cash and cash equivalents at end of period	$25,645	$23,112

Supplemental cash flow information:
Interest paid on deposits	$6,019	$7,143
Interest paid on borrowings	9,462	9,378
Income taxes paid	2,113	1,725
Transfer from loans to other real estate owned	—	3

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three and Nine Months Ended September 30, 2003

1. Unaudited Consolidated Financial Statements

The Consolidated Financial Statements of Woronoco Bancorp, Inc. and its subsidiaries (the “Company”) included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the Securities and Exchange Commission Form 10-K and accompanying Notes to the Consolidated Financial Statements (the “Form 10-K”) filed by the Company for the year ended December 31, 2002. Management believes that the disclosures contained herein are adequate to make a fair presentation.

These consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three- and nine-month interim periods covered hereby are not necessarily indicative of the operating results for a full year.

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

Earnings per common share for the three and nine months ended September 30, 2003 and 2002 have been computed based upon the following (dollars in thousands except per share amounts):

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$1,322	$1,116	$4,722	$3,659

Average number of common shares outstanding	3,322,306	3,327,935	3,303,504	3,354,910
Effect of dilutive stock options	257,610	259,826	231,484	257,449

Average number of common shares outstanding used to calculate diluted earnings per share	3,579,916	3,587,761	3,534,988	3,612,359

Net income per share:
Basic	$0.40	$0.34	$1.43	$1.09
Diluted	$0.37	$0.31	$1.34	$1.01

For the three and nine months ended September 30, 2003, there were no options granted which were anti-dilutive and therefore not included in the earnings per share calculation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$1,322	$1,116	$4,722	$3,659
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(96)	(87)	(431)	(263)

Pro forma net income	$1,226	$1,029	$4,291	$3,396

Earnings per share:
Basic-as reported	$0.40	$0.34	$1.43	$1.09

Basic-pro forma	$0.37	$0.31	$1.30	$1.01

Diluted-as reported	$0.37	$0.31	$1.34	$1.01

Diluted-pro forma	$0.34	$0.29	$1.21	$0.94

Basic shares outstanding	3,322,306	3,327,935	3,303,504	3,354,910
Diluted shares outstanding	3,579,916	3,587,761	3,534,988	3,612,359

5. Dividends

On October 15, 2003, the Company declared a cash dividend of $0.1725 per share payable on December 1, 2003 to shareholders of record as of the close of business on November 6, 2003.

6. Loan commitments

Outstanding loan commitments totaled $20.0 million at September 30, 2003 compared to $15.8 million at December 31, 2002. At September 30, 2003 and December 31, 2002, the Company had no commitments to purchase loans.

7. Segment reporting

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals
	(In Thousands)
2003

Net interest income	$15,021	$—	$—	$15,021
Other revenue - external customers	2,464	949	—	3,413
Other revenue - from other segments	—	4	(4)	—
Depreciation and amortization	688	24	—	712
Provision for loan losses	104	—	—	104
Profit	4,616	106	—	4,722
Assets	795,132	2,618	(643)	797,107

2002

Net interest income	$15,618	$—	$—	$15,618
Other revenue - external customers	1,849	516	—	2,365
Other revenue - from other segments	—	2	(2)	—
Depreciation and amortization	785	24	—	809
Provision for loan losses	465	—	—	465
Profit (loss)	3,792	(133)	—	3,659
Assets	715,676	2,411	(428)	717,659

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2003 and 2002, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

The Company’s assets expanded $91.5 million, or 13.0%, to $797.1 million at September 30, 2003 as compared to $705.6 million at December 31, 2002, largely due to purchases of available-for-sale securities totaling $164.6 million and an increase of $19.5 million in net loans. These items were partially offset by mortgage-backed securities principal payments amounting to $49.6 million and proceeds from sales of available-for-sale and trading account securities aggregating $25.3 million and $13.5 million, respectively.

The balance sheet expansion was funded primarily by increases in deposits, short-term borrowings and long-term debt. Total deposit balances rose $41.5 million, or 11.2%, to $412.2 million at September 30, 2003 from $370.7 million at December 31, 2002 reflecting the success of efforts to attract and retain full customer relationships in the Company’s traditional branches, partially offset by the sale of approximately $4.3 million of deposits in conjunction with the sale of a supermarket branch. Short-term borrowings increased $17.9 million, or 31.9%, to $74.2 million at September 30, 2003 and long-term debt expanded $29.3 million, or 14.9%, to $226.3 million at September 30, 2003 to fund purchases of investment securities.

Total stockholders’ equity was $77.5 million at September 30, 2003, an increase of $3.1 million, or 4.1%, compared to $74.4 million at December 31, 2002, primarily due to net income of $4.7 million, treasury share reissuances totaling $1.2 million in connection with the exercise of stock options and a reduction of $1.1 million in unearned compensation resulting from continued vesting in stock benefit plans, partially offset by cash dividends of $1.6 million, the repurchase of 68,791 shares of stock at a cost of $1.6 million and a reduction of $1.0 million in net unrealized gains on securities available for sale.

Investments

At September 30, 2003, the Company’s trading account portfolio totaled $3.3 million, or 0.4% of assets, and the available-for-sale portfolio amounted to $240.6 million, or 30.2% of assets. The following table sets forth information regarding the amortized cost and market values of the Company’s investment securities.

	September 30, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Trading account securities:
Preferred stocks	$1,702	$1,702	$4,647	$4,647
Common stocks	1,586	1,586	11,637	11,637

Total trading account securities	$3,288	$3,288	$16,284	$16,284

Available-for-sale securities:
Equity securities:
Mutual funds	$4,044	$4,033	$—	$—
Common stocks	115	115	110	110

Total equity securities	4,159	4,148	110	110

Debt securities:
Mortgage-backed:
Freddie Mac	71,870	71,931	9,186	9,785
Fannie Mae	101,639	103,926	45,541	49,045
Ginnie Mae	9,768	10,143	18,459	19,153
REMIC	104	104	4,466	4,590

Total mortgage-backed securities	183,381	186,104	77,652	82,573

Other:
U.S. Agencies	5,089	5,444	28,207	29,135
Municipal bonds	21,446	22,178	21,454	21,950
Trust preferred	20,175	22,701	19,885	21,538

Total other debt securities	46,710	50,323	69,546	72,623

Total debt securities	230,091	236,427	147,198	155,196

Total available-for-sale securities (1)	$234,250	$240,575	$147,308	$155,306

(1)	Does not include $15.4 million and $13.8 million of FHLB stock held by the Company at September 30, 2003 and December 31, 2002, respectively.

Trading account portfolio balances declined $13.0 million, or 79.8%, to $3.3 million at September 30, 2003 from $16.3 million at December 31, 2002. During the first nine months of 2003, the Company sold equity securities in conjunction with its strategy to significantly reduce the equity portfolio when conditions are favorable.

Securities available-for-sale increased $85.3 million, or 54.9%, to $240.6 million at September 30, 2003 primarily due to purchases of mortgage-backed and mutual fund securities totaling $156.0 million and $4.0 million, respectively. These purchases were offset by mortgage-backed security principal payments amounting to $49.6 million and the sale of agency securities aggregating $20.6 million. The Company purchased mortgage-backed securities in response to and in anticipation of accelerated cash flows from existing securities. Management believes these securities will enhance net interest income as a result of positive interest rate spreads and improve liquidity as these securities can be used as collateral for certain borrowings. These securities also offer minimal extension risk and reasonable call protection. The purchases of the mutual funds were in association with the establishment of a Rabbi Trust to fund the Company’s Senior Executive Retirement Plans. The proceeds from the sale of agency securities were used to pay down certain FHLB advances in an effort to improve net interest income.

Lending Activities

At September 30, 2003, the Company’s net loan portfolio was $489.7 million, or 61.4% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio.

	September 30, 2003		December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans
One- to four-family	$279,954	56.04%	$271,010	55.96%
Multi-family	36,939	7.40%	34,090	7.04%
Commercial	64,986	13.01%	53,486	11.05%
Construction and development	12,729	2.55%	19,785	4.09%

Total real estate loans	394,608	79.00%	378,371	78.14%

Consumer loans
Home equity loans	80,461	16.11%	83,222	17.19%
Automobile	7,402	1.48%	8,800	1.82%
Other	2,794	0.56%	2,676	0.55%

Total consumer loans	90,657	18.15%	94,698	19.56%

Commercial loans	14,237	2.85%	11,136	2.30%

Total loans	499,502	100.00%	484,205	100.00%

Less:
Unadvanced loan funds (1)	(7,359)		(11,627)
Deferred loan origination costs	765		802
Allowance for loan losses	(3,222)		(3,156)

Net loans	$489,686		$470,224

(1)	Includes committed but unadvanced loan amounts.

The Company’s net loan portfolio grew $19.5 million, or 4.1%, during the first nine months of 2003 largely attributable to strong origination volume totaling $155.8 million and the purchase of $11.0 million in one- to-four-family adjustable-rate mortgages. The continued strength in the Company’s level of loan closings was due to several factors including promotional and sales activities, a strong housing market, a favorable interest rate environment and a stable local economy. These factors were somewhat mitigated by refinancing and prepayment activity totaling $98.0 million, amortization of the existing portfolio amounting to $29.3 million and the sale of $26.3 million of longer-term fixed rate one-to four-family residential loans. The loan sales should help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages during the remainder of 2003.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans.

	September 30, 2003	December 31, 2002
	(Dollars in Thousands)
Nonaccruing loans:
One- to four- family real estate	$259	$1,034
Home equity loans	51	58
Other consumer	31	14

Total	341	1,106
Real estate owned, net (1)	—	—

Total nonperforming assets	341	1,106
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$341	$1,106

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.07%	0.23%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.04%	0.16%

(1)	Real estate owned balances are shown net of related loss allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)	Nonperforming assets consist of nonperforming loans and real estate owned, net. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

The Company experienced a decrease of $775,000 in one- to four- family residential real estate non-accrual loans during the nine months ended September 30, 2003 from December 31, 2002 as several loans were paid in full or became current.

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

The general allowance is calculated by applying reserve percentages to outstanding loans by type and inherent risk, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter management prepares an allowance for loan losses summary worksheet in which the loan portfolio is categorized by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the general allowance. In determining the reserve percentages to apply to each loan category, management considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Reserve percentages may be adjusted for qualitative factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date.

Performing loan loss reserve percentages are based on actual losses for the previous three years adjusted for qualitative factors, such as new loan products, credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations and specific industry conditions within portfolio segments that exist at the balance sheet date. These factors are intended to reduce the difference between estimated and actual losses and are designed to be self-correcting. Similarly, by basing the current performing loan reserve percentages on loss experience over the prior three years, the methodology is designed to take the Company’s recent loss experience into account.

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

The following table sets forth activity in the allowance for loan losses for the periods set forth.

	At or for the Nine Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,156	$2,701

Charged-off loans:
Real estate	6	—
Consumer	107	84

Total charged-off loans	113	84

Recoveries on loans previously charged-off:
Real estate	23	34
Commercial	6	4
Consumer	46	24

Total recoveries	75	62

Net loans charged-off	38	22
Provision for loan losses	104	465

Allowance for loan losses, end of period	$3,222	$3,144

Net loans charged-off to average loans, net	0.01%	0.01%
Allowance for loan losses to total loans (1)	0.65%	0.68%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	944.87%	326.48%
Net loans charged-off to allowance for loan losses	1.57%	0.93%
Recoveries to charge-offs	66.37%	73.81%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits

The following table sets forth the distribution of deposit accounts for the periods indicated.

	September 30, 2003		December 31, 2002
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand deposits	$27,317	6.63%	$22,388	6.04%
Savings	83,513	20.26%	77,120	20.81%
Money market	62,315	15.12%	47,500	12.82%
NOW	61,911	15.02%	66,944	18.06%
Brokered deposits	42,488	10.31%	43,205	11.66%
Certificates of deposit	134,650	32.66%	113,493	30.61%

Total deposits	$412,194	100.00%	$370,650	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit, increased $21.1 million, or 9.9%, to $235.1 million at September 30, 2003 from $214.0 million at December 31, 2002. The growth in core deposits reflects expanded marketing efforts, an enhanced focus on traditional branching as a result of the sale of the Company’s supermarket facilities and increased balances associated with relationship banking products. The reduction in NOW account balances of $5.0 million, or 7.5%, to $61.9 million at September 30, 2003 reflects a shift from a premium investment checking account to a new tiered-rate money market account offered as part of the relationship banking packages. Certificates of deposit balances rose $21.2 million, or 18.6%, to $134.7 million at September 30, 2003 largely due to promotional rates offered in conjunction with the relationship banking packages.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General

Net income increased $206,000, or 18.5%, to $1.3 million for the quarter ended September 30, 2003 compared to $1.1 million for the same quarter last year. Diluted earnings per share grew 19.4% to $0.37 for the three months ended September 30, 2003 from $0.31 for the same period in 2002. Several factors influenced the improved financial results in the third quarter of 2003 including growth in average loans, investment securities and lower-costing core deposits, expansion in fee income, insurance commissions and gains on sales of securities and lower provisions for loan losses and non-interest expenses, somewhat offset by net interest margin compression.

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

	For the Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$176,183	$1,808	4.10%	$96,690	$1,536	6.35%
U.S. Government and agency securities	9,696	100	4.13%	28,924	250	3.46%
Equity securities	35,653	493	5.53%	50,868	801	6.30%
State and municipal securities (2)	21,836	367	6.72%	21,501	374	6.96%
Trading account securities	5,509	114	8.28%	—	—	—
Loans: (3)
Residential real estate loans	303,619	4,538	5.98%	297,815	4,927	6.62%
Commercial real estate loans	73,996	1,122	6.07%	57,869	1,079	7.46%
Consumer loans	90,137	1,165	5.13%	96,787	1,498	6.14%
Commercial loans	13,967	203	5.69%	11,480	196	6.68%

Loans, net	481,719	7,028	5.84%	463,951	7,700	6.64%
Other	6,209	13	0.82%	6,710	23	1.34%

Total interest-earning assets	736,805	9,923	5.39%	668,644	10,684	6.39%

Noninterest-earning assets	49,471			39,240

Total assets	$786,276			$707,884

Interest-bearing liabilities:
Deposits:
Money market accounts	$60,722	$174	1.14%	$41,633	$207	1.97%
Savings accounts (4)	84,036	111	0.52%	78,632	193	0.97%
NOW accounts	62,983	69	0.43%	65,797	179	1.08%
Certificates of deposit (5)	170,680	1,257	2.92%	163,604	1,425	3.46%

Total interest-bearing deposits	378,421	1,611	1.69%	349,666	2,004	2.27%
Borrowings	301,720	3,268	4.24%	257,595	3,204	4.87%

Total interest-bearing liabilities	680,141	4,879	2.85%	607,261	5,208	3.40%

Demand deposits	25,865			22,326
Other noninterest-bearing liabilities	4,989			4,648

Total liabilities	710,995			634,235
Total stockholders’ equity	75,281			73,649

Total liabilities and stockholders’ equity	$786,276			$707,884

Net interest-earning assets	$56,664			$61,383

Tax equivalent net interest income/ interest rate spread (6)		5,044	2.54%		5,476	2.99%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.74%			3.28%

Ratio of interest-earning assets to interest-bearing liabilities			108.33%			110.11%

Less: tax equivalent adjustment (2)		(125)			(127)

Net interest income as reported on income statement		$4,919			$5,349

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.
(3)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(4)	Savings accounts include mortgagors’ escrow deposits.
(5)	Certificates of deposit include brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2003 compared to 2002
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In Thousands)
Interest-earning assets:
Mortgage-backed securities	$951	$(679)	$272
U.S. Government and agency securities	(191)	41	(150)
Equity securities	(219)	(89)	(308)
State and municipal securities (1)	6	(13)	(7)
Trading account securities	57	57	114
Loans:
Residential real estate loans	94	(483)	(389)
Commercial real estate loans	267	(224)	43
Consumer loans	(98)	(235)	(333)
Commercial loans	38	(31)	7

Total loans	301	(973)	(672)
Other	(2)	(8)	(10)

Total interest-earning assets	903	(1,664)	(761)

Interest-bearing liabilities:
Deposits:
Money market accounts	74	(107)	(33)
Savings accounts (2)	12	(94)	(82)
NOW accounts	(8)	(102)	(110)
Certificates of deposit (3)	60	(228)	(168)

Total deposits	138	(531)	(393)
Borrowings	509	(445)	64

Total interest-bearing liabilities	647	(976)	(329)

Increase (decrease) in net interest income (4)	$256	$(688)	$(432)

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	Includes interest on brokered certificates of deposit.
(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, decreased $432,000, or 7.9%, to $5.0 million for the three months ended September 30, 2003 compared to $5.5 million for the same period in 2002, mainly driven by net interest margin contraction, partially offset by growth in average interest-earning assets. Net interest margin, on a tax equivalent basis, compressed 54 basis points to 2.74% for the third quarter of 2003 from the comparable period in 2002 primarily resulting from reduced yields on interest-earning assets, somewhat mitigated by a lower cost of funds.

Interest and dividend income, on a tax equivalent basis, fell $761,000, or 7.1%, to $9.9 million for the three months ended September 30, 2003 compared to $10.7 million for the same period last year, largely reflecting a decrease in the yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets declined 1.00% to 5.39% for the three months ended September 30, 2003, principally as a result of lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayments and refinancings as well as accelerated cash flows and premium amortization in the existing mortgage-backed securities portfolio. The proceeds from these activities were used to support loan growth and to purchase investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates. Average interest-earning assets totaled $736.8 million for the third quarter of 2003 compared to $668.6 million for the same period last year, an increase of $68.2 million, or 10.2%. Average mortgage-backed securities rose $79.5 million, or 82.2%, mainly attributable to additional purchases, somewhat offset by principal payments. Average loans increased $17.8 million, or 3.8%, primarily due to strong origination and refinancing volume and purchases of one- to-four-family adjustable-rate mortgages, somewhat mitigated by significant amortization and prepayments of existing loans and sales of longer-term, fixed-rate residential mortgages. The higher levels of refinancing and prepayment activity were due in large part to the lower market interest rate environment. The changes in the average balance of equity securities available-for-sale and trading account securities were principally due to the reclassification of certain securities from available-for-sale to trading in the fourth quarter of 2002. The average balance of trading account securities was also affected by sales of securities in 2003 as a result of favorable market conditions. The reduction of $19.2 million, or 66.5%, in U.S. government and agency securities is mainly the result of sales in 2003.

Total interest expense declined $329,000, or 6.3%, to $4.9 million for the three months ended September 30, 2003 from $5.2 million for the same period in 2002, resulting primarily from reduced rates paid on average interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. Rates paid on average interest-bearing liabilities fell 55 basis points to 2.85% for the third quarter of 2003, largely reflecting a significant reduction in market interest rates. The lower market interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits and borrowings. Average interest-bearing liabilities rose $72.8 million, or 12.0%, to $680.1 million for the three months ended September 30, 2003 from $607.3 million for the comparable period in 2002 reflecting solid growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion.

Provision for Loan Losses

The provision for loan losses declined $85,000 to $28,000 for the third quarter of 2003 from $113,000 for the same period in 2002. The primary factors contributing to the lower provision in 2003 include a larger reduction in non-performing loans in 2003 compared to 2002 and continued low levels of net charge-offs, partially offset by growth in net loans. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income rose $501,000, or 55.1%, to $1.4 million for the third quarter of 2003 compared to $910,000 for the same period in 2002. This increase was attributable to several factors including growth in fee income and insurance commissions. Fee income increased $256,000, or 38.8%, to $916,000 in the third quarter of 2003 from $660,000 for the comparable period in 2002 reflecting expansion in core deposits and the impact of a new deposit service introduced in 2003. Insurance commissions totaled $294,000 for the three months ended September 30, 2003 compared to $223,000 in the third quarter of 2002, an increase of $71,000, or 31.8%, mainly resulting from new customers gained as a result of successful marketing and business development efforts and a change in the accounting method used to record income. The 2002 results for Keyes, Mattson & Agan Insurance Agency, Inc. were affected by the recognition of commissions on an accrual basis rather than the cash basis the agency had utilized prior to being acquired. The increase in the gain from available-for-sale securities of $356,000 to $165,000 for the third quarter of 2003 was largely due to write-downs of certain equity securities totaling $297,000 recognized in the third quarter of 2002. The net trading loss of $118,000 in the third quarter of 2003 was associated with sales of certain securities and the valuation adjustment for the remaining portfolio. The gains from loan sales realized in both periods are indicative of the Company’s strategy to sell longer-term, lower coupon, fixed-rate mortgages.

Non-interest Expenses

Non-interest expenses declined $93,000, or 2.1%, to $4.4 million for the three months ended September 30, 2003 compared to $4.5 million in the third quarter of 2002 mainly due to lower salaries and benefits, occupancy and equipment and marketing costs. These reductions were offset by increases in professional services and data processing expenses. Salaries and benefits expenses decreased $37,000, or 1.5%, to $2.4 million for third quarter of 2003 reflecting lower staffing costs as a result of the sale of three supermarket branches, offset by increased benefit costs associated with the Company’s higher stock price in 2003 compared to 2002. Occupancy and equipment expenses fell $56,000, or 10.0%, to $505,000 for the three months ended September 30, 2003 principally attributed to the sale of the supermarket branches. Marketing costs declined $82,000, or 35.0%, to $152,000 in the third quarter of 2003 primarily due to less promotional activities. Professional services expenses expanded $43,000, or 13.4%, to $363,000 for the three months ended September 30, 2003 largely resulting from consulting costs associated with an information technology audit and the new deposit service introduced in the second quarter of 2003. Data processing costs rose $30,000, or 12.5%, to $270,000 for the quarter ended September 30, 2003 principally associated with loan and deposit growth.

Income Taxes

The Company’s income tax expense increased $43,000, or 8.4%, to $557,000 for the third quarter of 2003 compared to $514,000 in 2002. The increase in income taxes was primarily attributable to higher income before taxes, somewhat mitigated by a reduced effective tax rate. The Company’s effective tax rate fell to 29.6% for the third quarter of 2003 from 31.5% in 2002.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

General

The Company reported net income of $4.7 million, or $1.34 per diluted share, for the nine months ended September 30, 2003 compared to net income of $3.7 million, or $1.01 per diluted share, for the same period in 2002. The expansion in earnings per share was achieved through growth in average loan, investment securities and lower-costing core deposit balances, significant expansion in fee income and insurance commissions and lower provisions for loan losses, somewhat offset by net interest margin compression and higher non-interest expenses. The results for the first nine months of 2003 also include gains of $939,000 from loan sales, net gains of $580,000 from the sale of available-for-sale securities, $512,000 from trading account activities and $183,000 from the sale of a supermarket branch, as well as a $539,000 penalty for the prepayment of FHLB advances. In comparison, the 2002 results included gains of $644,000 from the termination of the Company’s defined benefit pension plan and $206,000 from loan sales as well as write-downs of certain available-for-sale equity securities totaling $468,000.

Analysis of Net Interest Income

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

	For the Nine Months Ended September 30,
	2003					2002
	Average Balance	Interest		Average Yield/ Rate		Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$142,453	$5,111	(2)	4.78	%(2)	$102,824	$4,968	6.44%
U.S. Government and agency securities	12,213	357		3.90%		25,959	732	3.76%
Equity securities	34,425	1,433		5.55%		50,657	2,309	6.08%
State and municipal securities (3)	22,045	1,106		6.69%		20,700	1,113	7.17%
Trading account securities	9,993	447		5.96%		—	—	—
Loans: (4)
Residential real estate loans	301,071	13,788		6.11%		289,200	14,517	6.69%
Commercial real estate loans	69,685	3,544		6.78%		51,081	2,903	7.58%
Consumer loans	91,054	3,717		5.46%		96,847	4,462	6.16%
Commercial loans	12,437	576		6.11%		11,035	568	6.79%

Loans, net	474,247	21,625		6.08%		448,163	22,450	6.68%
Other	8,086	53		0.86%		9,667	111	1.51%

Total interest-earning assets	703,462	30,132	(2)	5.71	%(2)	657,970	31,683	6.42%

Noninterest-earning assets	42,458					39,004

Total assets	$745,920					$696,974

Interest-bearing liabilities:
Deposits:
Money market accounts	$55,488	$532		1.28%		$38,888	$611	2.10%
Savings accounts (5)	81,324	505		0.83%		77,032	744	1.29%
NOW accounts	63,258	297		0.63%		64,467	552	1.14%
Certificates of deposit (6)	170,742	3,766		2.95%		164,521	4,349	3.53%

Total interest-bearing deposits	370,812	5,100		1.84%		344,908	6,256	2.43%
Borrowings	269,196	9,438		4.62%		254,086	9,431	4.89%

Total interest-bearing liabilities	640,008	14,538		3.04%		598,994	15,687	3.50%

Demand deposits	24,966					21,065
Other noninterest-bearing liabilities	5,054					4,673

Total liabilities	670,028					624,732
Total stockholders’ equity	75,892					72,242

Total liabilities and stockholders’ equity	$745,920					$696,974

Net interest-earning assets	$63,454					$58,976

Tax equivalent net interest income/interest rate spread (7)		15,594	(2)	2.67	%(2)		15,996	2.92%

Tax equivalent net interest margin as a percentage of interest-earning assets (8)				2.96	%(2)			3.24%

Ratio of interest-earning assets to interest-bearing liabilities				109.91%				109.85%

Less: tax equivalent adjustment (3)		(376)					(378)

Net interest income as reported on income statement		$15,218	(2)				$15,618

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(3)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.
(4)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(5)	Savings accounts include mortgagors’ escrow deposits.
(6)	Certificates of deposit include brokered deposits.
(7)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(8)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30, 2003 compared to 2002
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Mortgage-backed securities (1)	$1,619	$(1,476)	$143
U.S. Government and agency securities	(401)	26	(375)
Equity securities	(690)	(186)	(876)
State and municipal securities (2)	70	(77)	(7)
Trading account securities	223	224	447
Loans:
Residential real estate loans	579	(1,308)	(729)
Commercial real estate loans	971	(330)	641
Consumer loans	(256)	(489)	(745)
Commercial loans	68	(60)	8

Total loans	1,362	(2,187)	(825)
Other	(16)	(42)	(58)

Total interest-earning assets (1)	2,167	(3,718)	(1,551)

Interest-bearing liabilities:
Deposits:
Money market accounts	208	(287)	(79)
Savings accounts (3)	39	(278)	(239)
NOW accounts	(10)	(245)	(255)
Certificates of deposit (4)	159	(742)	(583)

Total deposits	396	(1,552)	(1,156)
Borrowings	545	(538)	7

Total interest-bearing liabilities	941	(2,090)	(1,149)

Increase (decrease) in net interest income (1) (5)	$1,226	$(1,628)	$(402)

(1)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(2)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(3)	Includes interest on mortgagors’ escrow deposits.
(4)	Includes interest on brokered certificates of deposit.
(5)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, totaled $15.6 million for the nine months ended September 30, 2003, a decrease of $402,000, or 2.5%, compared to $16.0 million for the same period in 2002, mainly driven by net interest margin contraction, somewhat mitigated by growth in average interest-earning assets. Net interest margin, on a tax equivalent basis, compressed 28 basis points to 2.96% for the first nine months of 2003 from the comparable period in 2002 primarily resulting from reduced yields on interest-earning assets, partially offset by the lower cost of funds due to the declining market interest rate environment and an increase in lower-cost core deposits.

Interest and dividend income, on a tax equivalent basis, fell $1.6 million, or 4.9%, to $30.1 million for the nine months ended September 30, 2003 compared to $31.7 million for the same period last year, mainly reflecting a decrease in the yield on average interest-earning assets partially offset by growth in average interest-earning assets. The yield on average interest-earning assets declined 71 basis points to 5.71% for the nine months ended September 30, 2003, principally as a result of lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayments and refinancings as well as accelerated cash flows and premium amortization in the existing mortgage-backed securities portfolio. The proceeds from these activities were used to support loan growth and to purchase investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates. Average interest-earning assets totaled $703.5 million for the first nine months of 2003 compared to $658.0 million for the same period last year, an increase of $45.5 million, or 6.9%. Average loans increased $26.1 million, or 5.8%, primarily due to strong origination and refinancing volume and purchases of one- to-four-family adjustable-rate mortgages, somewhat mitigated by significant amortization and prepayments of existing loans and loan sales. The higher levels of refinancing and prepayment activity were due in large part to the lower market interest rate environment. Average mortgage-backed securities rose $39.6 million, or 38.5%, mainly attributable to additional purchases, somewhat offset by principal payments. The changes in the average balance of equity securities available-for-sale and trading account securities were principally due to the reclassification of certain securities from available-for-sale to trading in the fourth quarter of 2002. The average balance of trading account securities was also affected by sales of securities in 2003 as a result of favorable market conditions. The reduction of $13.7 million, or 53.0%, in U.S. government and agency securities is mainly the result of sales in 2003.

Total interest expense declined $1.2 million, or 7.3%, to $14.5 million for the nine months ended September 30, 2003 from $15.7 million for the comparable period in 2002, resulting primarily from reduced rates paid on average interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. Rates paid on average interest-bearing liabilities fell 46 basis points to 3.04% for the first nine months of 2003, largely reflecting a significant reduction in market interest rates and growth in lower-costing core deposits. The lower market interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits and borrowings. Average interest-bearing liabilities rose $41.0 million, or 6.8%, to $640.0 million for the nine months ended September 30, 2003 from $599.0 million for the same period in 2002 reflecting strong growth in core deposits and an increase in FHLB advances to support asset expansion.

Provision for Loan Losses

The provision for loan losses declined $361,000 to $104,000 for the first nine months of 2003 from $465,000 for the same period in 2002. The primary factors contributing to the lower provision in 2003 include an increase in the amount of loan sales in 2003 compared to 2002, a large reduction in non-performing loans for the first nine months of 2003 compared to an increase in 2002, a decrease in net loan growth and continued low levels of net charge-offs. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income was $5.1 million for the first nine months of 2003 compared to $2.5 million for the same period in 2002. This increase was attributable to several factors including growth in fee income and insurance commissions. Fee income increased $615,000, or 33.3%, to $2.5 million in the first nine months of 2003 from $1.8 million for the same period in 2002 reflecting expansion in core deposits, the introduction of a new deposit service in 2003 and sales of non-deposit investment products. Insurance commissions totaled $949,000 for the nine months ended September 30, 2003, an increase of $433,000 compared to $516,000 in the same period of 2002 mainly resulting from new customers gained as a result of successful marketing and business development efforts and a change in the accounting method used to record income. The 2002 results for Keyes, Mattson & Agan Insurance Agency, Inc. were affected by the recognition of commissions on an accrual basis rather than the cash basis the agency had utilized prior to being acquired. The results for 2003 include gains of $580,000 from the sale of available-for-sale securities and a $539,000 penalty for the prepayment of FHLB advances. The Company elected to sell several agency securities and prepay certain FHLB advances to enhance net interest income. Non-interest income for the first nine months of 2003 also includes gains of $939,000 from loan sales and net gains of $512,000 from trading account activities and $183,000 from the sale of a supermarket branch. The gains on loan sales were realized as a result of the sale of $26.3 million in longer-term, lower coupon, fixed-rate mortgages and the retention of the mortgage servicing rights. The net trading gains are associated with sales of certain securities and the positive mark-to-market adjustment for the remaining portfolio in connection with the recovery in stock prices in 2003.

Non-interest Expenses

Non-interest expenses in 2002 included a $644,000 gain from the termination of the Company’s defined benefit pension plan. Excluding this gain, non-interest expenses rose $287,000, or 2.2%, to $13.4 million for the nine months ended September 30, 2003 compared to $13.1 million in the comparable 2002 period mainly due to increases in professional services and data processing costs, partially offset by lower occupancy and equipment expenses. Salaries and benefits expenses, exclusive of the pension termination gain of $644,000 recognized in 2002, totaled $7.3 million for both periods reflecting lower staffing costs as a result of the sale of three supermarket branches, offset by increased benefit costs associated with the Company’s higher stock price in 2003 compared to 2002. Professional service costs grew $373,000, or 49.7%, largely resulting from consulting costs associated with employee benefit plans, an information technology audit and the new deposit service introduced in 2003, as well as increased expenses related to the directors’ retirement plan. Data processing expenses expanded $80,000, or 11.3%, to $786,000 for the nine months ended September 30, 2003 mainly associated with loan and deposit account growth. Occupancy and equipment expenses fell $143,000, or 8.5%, to $1.5 million for the first nine months of 2003 principally attributable to the sale of the supermarket branches.

Income Taxes

The Company’s income tax expense increased $332,000, or 21.0%, to $1.9 million for the first nine months of 2003 compared to $1.6 million in 2002. The increase in income taxes was primarily attributable to higher income before taxes, somewhat mitigated by a reduced effective tax rate. The Company’s effective tax rate fell to 28.9% for the first nine months of 2003 from 30.2% in 2002.

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

The primary investing activities of the Bank are the origination of loans as well as investments in mortgage-backed, other debt and equity securities. During the nine months ended September 30, 2003, the Bank’s loan originations totaled $155.8 million. At September 30, 2003, the Bank’s investments in trading account and available-for-sale securities totaled $3.3 million and $240.6 million, respectively. During the nine months ended September 30, 2003, total deposits increased $41.5 million. The Bank closely monitors its liquidity position on a daily basis. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At September 30, 2003, the Bank had $291.8 million of FHLB borrowings.

Outstanding loan commitments totaled $20.0 million at September 30, 2003. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2003, totaled $100.1 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The primary source of funding for Woronoco Bancorp is dividend payments from Woronoco Savings Bank (the “Bank”). These funds have been used to pay dividends and fund stock repurchase programs. The Bank’s ability to pay dividends and other capital distributions to Woronoco Bancorp is generally limited by Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to Woronoco Bancorp, which are otherwise permissible by regulation, for safety and soundness reasons.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Savings and loan holding companies are not subject to capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003 and December 31, 2002, that the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2003, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2003 and December 31, 2002 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of September 30, 2003:

Total Capital to Risk Weighted Assets
Company	$74,599	15.6%	N/A	N/A	N/A	N/A
Bank	$62,576	13.1%	$38,281	8.0%	$47,852	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$71,377	14.9%	N/A	N/A	N/A	N/A
Bank	$59,354	12.4%	$19,141	4.0%	$28,711	6.0%

Tier 1 Capital to Average Assets
Company	$71,377	9.1%	N/A	N/A	N/A	N/A
Bank	$59,354	7.6%	$31,199	4.0%	$38,999	5.0%

As of December 31, 2002:

Total Capital to Risk Weighted Assets
Company	$70,403	15.8%	N/A	N/A	N/A	N/A
Bank	$63,074	14.1%	$35,671	8.0%	$44,589	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$67,247	15.1%	N/A	N/A	N/A	N/A
Bank	$59,918	13.4%	$17,836	4.0%	$26,753	6.0%

Tier 1 Capital to Average Assets
Company	$67,247	9.6%	N/A	N/A	N/A	N/A
Bank	$59,918	8.6%	$27,882	4.0%	$34,853	5.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2002. Following is a discussion of material changes since December 31, 2002.

Income simulation analysis. The Company uses income simulation modeling in order to analyze its interest rate risk under various scenarios. The income simulation model is designed to measure the performance of the Company’s net interest income based upon potential changes in interest rates over a select period of time. The model consists of current data related to cash flow characteristics, repricing opportunities, maturities and current rates for all interest-earning assets and interest-bearing liabilities. In addition, management makes certain assumptions associated with prepayment speeds, maturities for non-certificate deposits, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The model does not include assumptions about future changes to the structure of the balance sheet or actions the Company may take to mitigate projected risks. The income simulation model is produced for several interest rate environments including a flat rate scenario (i.e. no change in current interest rates) over a twelve month period. A second and third model are produced in which a gradual increase of 200 basis points and a decrease of 100 basis points occurs over a twelve month period. Other models are produced, as appropriate, to simulate the flattening or steepening of the yield curve. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The resultant changes in net interest income are then measured against the flat rate scenario. As of September 30, 2003, the model projects an increase of 0.12% in net interest income in the down 100 basis points scenario during the next twelve months compared to a reduction of 1.48% at December 31, 2002. In an up 200 basis points environment, the model forecasts net interest income contraction of 5.05% and 1.06%, respectively, as of September 30, 2003 and December 31, 2002. The variability calculated in these models is well within the guidelines established by the Company’s interest rate risk policy.

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

Gap analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2003, the Company’s one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 0.04% compared to a positive gap of 9.16% at December 31, 2002. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Accordingly, during a period of falling interest rates, an institution with a negative gap would tend to have its interest bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Conversely, during a period of rising interest rates, an institution with a negative gap position would be in a less favorable position to invest in higher yielding assets which, consequently, may result in the yield on interest-earning assets increasing at a slower rate than its cost of its interest-bearing liabilities than if it had a positive gap.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

On July 17, 2003, Woronoco Bancorp, Inc. furnished a Form 8-K in which it announced the financial results for the three and six months ended June 30, 2003. The press release announcing the financial results for the three and six months ended June 30, 2003 is filed as Exhibit 99.1 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORONOCO BANCORP, INC.

Dated: November 14, 2003	By:	/s/ Cornelius D. Mahoney
Cornelius D. Mahoney
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: November 14, 2003	By:	/s/ Debra L. Murphy
Debra L. Murphy
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)