Form 10-K
period 2003-12-31
WORONOCO BANCORP INC
filed 2004-03-15
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The market value of the voting and non-voting common equity held by non-affiliates was $92,605,377, which was computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

As of March 1, 2004, there were 3,672,805 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Woronoco Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of Woronoco Savings Bank (the “Bank”). Management of the Corporation and the Bank are substantially similar and the Corporation neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report for Woronoco Bancorp, Inc. and its subsidiaries (the “Company”), including the consolidated financial statements and related financial data, relates primarily to the Bank.

The Bank, a Massachusetts stock savings bank, was organized in 1871. The Bank’s principal business consists of the acceptance of retail deposits from the general public and the investment of those deposits, together with funds generated from borrowings, retail operations, investment management and insurance services into a broad line of lending products including one- to four-family, multi-family, commercial real estate, commercial business, construction and development and other types of consumer loans including home equity lines of credit and automobile loans. The Bank generally originates loans for investment. However, in recent years the Bank has sold a significant amount of fixed-rate residential loans as a result of the historically low interest rate environment. The Bank sells loans in the secondary market while generally retaining the servicing rights. The Bank also purchases one- to four family residential loans from time to time and invests in mortgage-backed securities and other permissible investments. The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities and fees from its retail banking operation, investment management and insurance services. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the Federal Home Loan Bank (the “FHLB”) and proceeds from loan sales.

The Company’s internet website is www.woronoco.com. The Company makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Market Area

The Company is headquartered in Westfield, Massachusetts. The Company’s primary lending and deposit market areas include Hampden and Hampshire Counties in western Massachusetts and parts of northern Connecticut. The city of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U. S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Located in the region known as New England’s knowledge corridor, the Bank benefits from a concentration of 116,000 students at 32 higher education institutions including some of the most prestigious in the nation. Additional economic support is gained from the presence of large employers such as MassMutual, Big Y Foods, Bay State Health Systems, Hasbro Games, Friendly Ice Cream, Smith & Wesson, Solutia, N.E. Utilities, Yankee Candle and United Technologies. Other economic activity is provided by the U.S. Air Force Reserve and Massachusetts Air National Guard, Bradley International Airport, social service agencies and significant tourist attractions such as the Basketball Hall of Fame and Six Flags New England.

Competition

The Company faces significant competition both in generating loans and in attracting deposits. The Company’s competition for loans comes principally from commercial banks, other savings banks, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings and commercial banks. As of June 30, 2003, according to information presented on the Federal Deposit Insurance Corporation’s website, the Bank held 6% of the deposits in Hampden County, which was the seventh largest share of deposits out of 19 financial institutions in the county. Additionally, the Bank held almost 2% of the deposits in Hampshire County, which was the tenth largest share of deposits out of 16 financial institutions in the county. However, the Bank competes with super-regional banks, such as Fleet Bank, Banknorth, Charter One, Sovereign Bank and Citizens Bank. These competitors have substantially greater resources and lending limits than the Bank does and offers services that the Bank does not provide. In addition, the Company faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds, 401(k) plans and annuities.

The Company expects competition to continue to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leech-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Company conducts business. Competition has also increased as a result of the removal of restrictions on the interstate operations of financial institutions. The Company has also experienced significant competition from credit unions, which have applied for and received, in some cases, regulatory approval to expand beyond the traditional definition of a group to include, for instance, an entire community versus a particular company. In addition, credit unions are exempt from taxation. Such competitive advantages have placed increased pressure on the Company with respect to its loan and deposit pricing.

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

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$279,889	55.20%	$259,339	53.55%	$235,964	53.35%	$221,101	54.91%	$168,869	54.21%
Multi-family	41,178	8.12%	34,090	7.04%	33,821	7.65%	33,529	8.33%	26,104	8.38%
Commercial	61,342	12.10%	53,486	11.05%	36,221	8.19%	29,257	7.27%	23,796	7.64%
Construction and development	20,106	3.96%	31,456	6.50%	26,171	5.92%	15,404	3.83%	4,812	1.54%

Total real estate loans	402,515	79.38%	378,371	78.14%	332,177	75.11%	299,291	74.34%	223,581	71.77%

Consumer loans:
Home equity	80,168	15.81%	83,222	17.19%	84,117	19.02%	81,888	20.34%	69,821	22.41%
Automobile	7,151	1.41%	8,800	1.82%	12,174	2.75%	12,941	3.21%	9,653	3.10%
Other	2,333	0.46%	2,676	0.55%	3,382	0.76%	3,550	0.88%	3,551	1.14%

Total consumer loans	89,652	17.68%	94,698	19.56%	99,673	22.53%	98,379	24.43%	83,025	26.65%

Commercial loans	14,931	2.94%	11,136	2.30%	10,447	2.36%	4,936	1.23%	4,907	1.58%

Total loans	507,098	100.00%	484,205	100.00%	442,297	100.00%	402,606	100.00%	311,513	100.00%

Less:
Unadvanced loan funds (1)	(6,673)		(11,627)		(13,070)		(9,537)		(2,350)
Net deferred loan origination costs	817		802		883		807		553
Allowance for loan losses	(3,280)		(3,156)		(2,701)		(2,590)		(2,309)

Loans, net	$497,962		$470,224		$427,409		$391,286		$307,407

(1)	Includes committed but unadvanced loan amounts.

Origination, Purchase, Sale and Servicing of Loans. The Company’s mortgage lending activities are conducted primarily by its salaried loan representatives operating at its nine full-service banking offices and its commissioned, offsite loan originators. All loans originated by the Company are underwritten in accordance with the Company’s policies and procedures. The Company originates both adjustable-rate (“ARM”) and fixed-rate mortgage loans. The Company’s ability to originate fixed or ARM loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. From time to time, the Company also purchases ARM loans from various financial institutions.

The Company has primarily been a portfolio lender, originating substantially all of its loans for investment. However, in recent years the Company has sold a significant amount of fixed-rate residential mortgages in the secondary market in order to improve, among other factors, interest rate risk and liquidity. The Company sold longer-term, low coupon, fixed-rate residential mortgages with outstanding balances totaling $40.2 million in 2003, $30.4 million in 2002 and $17.5 million in 2001. The Company utilized the proceeds from these sales to fund loan originations and to pay-down certain borrowings. The Company may sell and/or securitize a portion of its loans, mostly 30-year fixed-rate one- to four-family mortgage loans, in the future. Any loans originated for sale by the Company conform to the underwriting standards specified by Fannie Mae and Freddie Mac. The Company generally retains the servicing rights on mortgage loans sold or securitized.

At December 31, 2003, the Company was servicing $76.4 million of loans for others, consisting of conforming fixed-rate mortgage loans sold or securitized by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points of the total balance of the loan being serviced. The balance of capitalized servicing rights related to these loans, net of valuation allowances, was $701,000 and $520,000 at December 31, 2003 and 2002, respectively, and is included in other assets. The fair value of these rights approximates carrying amounts. Amortization of mortgage servicing rights totaled $192,000, $67,000 and $27,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

During the years ended December 31, 2003, 2002 and 2001, the Company originated $95.1 million, $87.5 million and $63.0 million of fixed-rate one- to four-family loans, respectively, of which $59.8 million, $65.0 million and $56.7 million, respectively, were retained by the Company. During these same periods, the Company also originated $20.8 million, $32.7 million and $32.9 million of adjustable-rate one- to four-family loans, respectively, all of which were retained by the Company. The Company recognizes, at the time of sale, the cash gain or loss on the sale of loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The Company also purchased $34.0 million of one-to four-family ARM loans in 2003. The Company has, from time to time, participated in loans, primarily multi-family, commercial real estate, construction and development and commercial business loans and, at December 31, 2003, had $6.9 million in loan participation interests.

The following table sets forth the Company’s loan originations and purchases, sales and principal repayments for the periods indicated.

	For the Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Loans, net, beginning of period	$470,224	$427,409	$391,286

Loans originated:
Real estate	142,169	155,428	127,140
Consumer:
Home equity	34,971	30,840	32,704
Automobile	3,653	3,175	6,265
Other	2,157	2,276	3,005

Total consumer	40,781	36,291	41,974
Commercial	9,125	7,474	6,845

Total loans originated	192,075	199,193	175,959

Real estate loans purchased	34,033	—	—

Principal repayments, unadvanced funds and other, net	(158,097)	(125,946)	(122,014)
Sale of mortgage loans, principal balance	(40,224)	(30,385)	(17,461)
Loan charge-offs, net	(49)	(47)	(84)
Transfers to REO	—	—	(277)

Total deductions	(198,370)	(156,378)	(139,836)

Net loan activity	27,738	42,815	36,123

Loans, net, end of period	$497,962	$470,224	$427,409

Loan Maturity. The following table shows the remaining contractual maturity of the Company’s loan portfolio at December 31, 2003. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $155.8 million, $136.2 million and $140.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

	At December 31, 2003
	One- to Four- Family	Multi- Family	Commercial Real estate	Construction and Development	Home Equity Loans	Automobile	Other Consumer	Commercial	Total Loans Receivable
	(In Thousands)
Amounts due:
One year or less	$1,027	$—	$3	$7,560	$55	$404	$179	$432	$9,660
After one year:
More than one year to three years	1,984	2,498	4,023	1,603	840	3,313	967	1,328	16,556
More than three years to five years	29,472	152	2,701	3,262	5,026	3,381	54	2,589	46,637
More than five years to 10 years	34,810	8,719	19,336	—	4,978	53	83	5,154	73,133
More than ten years to 15 years	117,208	4,997	6,929	180	3,518	—	211	—	133,043
More than 15 years	95,388	24,812	28,350	7,501	65,751	—	839	5,428	228,069

Total amount due	$279,889	$41,178	$61,342	$20,106	$80,168	$7,151	$2,333	$14,931	507,098

Less:
Unadvanced loan funds									(6,673)
Net deferred loan origination costs									817
Allowance for loan losses									(3,280)

Loans, net									$497,962

The following table sets forth at December 31, 2003, the dollar amount of gross loans receivable contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2004
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family	$172,912	$105,950	$278,862
Multi-family and commercial real estate	25,673	76,844	102,517
Construction and development	907	11,639	12,546

Total real estate loans	199,492	194,433	393,925

Consumer loans:
Home equity	14,193	65,920	80,113
Automobile	6,747	—	6,747
Other	1,757	397	2,154
Commercial loans	4,348	10,151	14,499

Total loans	$226,537	$270,901	$497,438

One- to Four-Family Loans. The Company currently offers both fixed-rate and ARM loans that are secured by one- to four-family residences located mainly in the Company’s primary market area. One- to four-family mortgage loan originations are generally obtained from the Company’s in-house and commissioned offsite loan originators, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. The Company also purchases from time to time ARM loans from various financial institutions. At December 31, 2003, the Company’s one- to four-family mortgage loans totaled $279.9 million, or 55.2% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 61.9% were fixed-rate mortgage loans and 38.1% were ARM loans.

The Company currently offers fixed-rate mortgage loans with terms of up to 30 years. The Company also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a four-year, five-year or seven-year initial fixed period. The interest rates for the Company’s ARM loans are indexed to either the one-, three- or five-year Constant Maturity Treasury (“CMT”) Index. The Company’s ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Company’s purchased ARM loans generally have terms of up to 30 years and interest rates that adjust annually after three and five years and provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. These purchased loans are generally serviced by the seller.

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

All one- to four-family mortgage loans are underwritten according to the Company’s policies and secondary market underwriting guidelines. Generally, the Company originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the lesser of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses that provide the Company with the contractual right to deem the loan immediately due and payable if a borrower transfers ownership of the property without the Company’s consent. The Company requires fire, casualty, title and flood insurance, if applicable, on all properties securing real estate loans made by the Company.

In an effort to provide financing for first-time home buyers, the Company offers a first-time home buyer loan program. This program offers one- and two-family owner-occupied residential mortgage loans to qualified low-to-moderate income individuals. These loans are offered with initial five-year fixed-rates of interest which adjust annually thereafter with terms of up to 30 years. The program includes initially discounted rates, periodic (not more than 1%) and overall (not more than 4%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan and reduced loan origination fees and closing costs. These loans are originated using more liberal underwriting guidelines than the Company’s other one- to four-family mortgage loans. Such loans are originated in amounts of up to 95% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value (“LTV”) ratios of over 80%. The Company also offers first-time home buyer loans through the Federal Housing Authority and Massachusetts Housing Finance Agency programs.

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

At any time during the draw period, all, or a portion of the outstanding balance of a home equity line of credit, may be converted to a fixed-rate, fixed-term home equity loan. The interest rate for the term loan is based on rates offered by the Company at the time the conversion request is received. Maturities offered on home equity term loans are five, ten and 15 years. When the term loan is repaid in full, the original principal balance becomes available under the home equity credit line. The Company also offers fixed-rate, fixed-term equity loans that are not tied to a line of credit. Repayment terms are the same as the aforementioned home equity term loans. At December 31, 2003, home equity loans and lines of credit totaled $80.2 million, or 15.8% of the Company’s total loans and 89.4% of consumer loans.

Multi-Family and Commercial Real Estate Lending. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities mainly located in the Company’s primary market area. The Company’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, 75% if the property is being refinanced, provided such loan complies with the Company’s current loans-to-one-borrower limit, which at December 31, 2003 was $8.0 million. The Company’s multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or the one-, three- or five-year CMT Index. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Company considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will also consider the term of the lease and the quality of the tenants. The Company has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x. Environmental impact surveys are generally required for commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Company’s multi-family real estate loan portfolio at December 31, 2003 was $41.2 million, or 8.1% of total loans, and the Company’s commercial real estate loan portfolio at such date was $61.3 million, or 12.1% of total loans. The largest multi-family or commercial real estate loan in the Company’s portfolio at December 31, 2003 was a $5.6 million real estate loan secured by a 54-unit apartment building and 36,000 square feet of commercial/retail space located in Northampton, Massachusetts. This loan was performing according to its terms at December 31, 2003.

The Company participates in commercial real estate loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2003, $5.5 million, or 9.0% of the commercial real estate loan portfolio, were participation loans.

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

Construction and Development Lending. The Company originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate and commercial real estate properties located in the Company’s primary market area. Construction loans typically convert into permanent financing. Construction and development loans are generally offered to customers and experienced builders with whom the Company has an established relationship. Construction and development loans are typically offered with terms of up to 12 months; however, terms may be extended up to four years under certain circumstances. The maximum LTV limit applicable to such loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Company’s lending officers or, on larger projects, independent architects or engineering firms, warrant. At December 31, 2003, the Company’s largest construction and development loans were two $2.5 million construction/permanent mortgage loans. The first loan was utilized to build a 33,000 square foot community health and wellness center in East Longmeadow, Massachusetts. To date, $2.4 million has been disbursed and construction is 95% complete. The second loan was utilized to build a 33,000 square foot woman’s shelter in the Springfield, Massachusetts area. To date, construction proceeds have been advanced and escrowed, but not disbursed, and the building is about 28% complete. At December 31, 2003, construction and development loans totaled $20.1 million, or 4.0%, of the Company’s total loans.

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

The Company participates in construction and development loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2003, $412,400, or 2.1% of the construction and development loan portfolio, were participation loans.

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

Automobile and Other Consumer Lending. The Company offers automobile loans with terms of up to 72 months and maximum loan-to-value ratios of 90% for new cars. For used cars, the maximum loan-to-value ratio is 90% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the terms for used automobile loans range between 36 months (for older vehicles) to 60 months (for automobiles up to four years old). At December 31, 2003, automobile loans totaled $7.2 million, or 1.4% of the Company’s total loans and 8.0% of consumer loans. Other consumer loans at December 31, 2003 amounted to $2.3 million, or 0.5% of the Company’s total loans and 2.6% of consumer loans. These loans include education, second mortgages, collateral, motorcycle, boat, mobile home and unsecured personal loans. Motorcycle, boat and mobile home loans are generally made in amounts of up to 80% of the fair market value of the property securing the loan. Collateral loans are generally secured by a passbook account, a certificate of deposit, securities or life insurance. Unsecured personal loans generally have a maximum borrowing limitation of $5,000 and a maximum term of three years.

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

Commercial Lending. At December 31, 2003, the Company had $14.9 million in commercial loans which amounted to 2.9% of total loans. In addition, at such date, the Company had $4.9 million of unadvanced commercial lines of credit. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Company offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with adjustable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in The Wall Street Journal.

In making commercial business loans, the Company considers the financial statements of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the adjusted value of the collateral securing the loan. The Company generally does not make unsecured commercial loans. In addition, the Company participates in commercial business loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2003, $1.0 million, or 6.7% of the commercial loan portfolio, were participation loans.

Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 2003, the Company’s largest commercial loan relationship consisted of six term loans totaling $4.1 million and a revolving line of credit for $250,000 to a fast food franchisee. These loans were performing according to their original terms at December 31, 2003.

Loan Approval Procedures and Authority. The lending policies and loan approval limits of the Company are established through the Executive Lending Committee (the “Committee”) of the Board of Directors. The Committee, in accordance with authority delegated by the Board of Directors, reviews and approves and/or ratifies all loans made or acquired, all changes in security pledged, rates of interest charged for loans, all purchases of loans, all foreclosures on mortgages of real estate and sale of property held in foreclosure, liquidation of secured assets and interim changes to the loan policy. In connection with one- to four-family mortgage loans, the Committee has authorized the following persons to approve the loans up to the amounts indicated: one vice president of loan servicing and one vice president of commercial lending may approve loans up to $150,000 and $200,000, respectively; the vice president of residential lending and all loan origination and underwriting officers may approve loans up to $322,700; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $500,000.

With respect to consumer loans, the Committee has authorized the following persons to approve loans up to the amounts indicated: 8 assistant branch managers may approve secured and unsecured loans of up to $15,000 and $5,000, respectively; branch managers, loan origination and underwriting officers and the vice president of operations and two vice presidents may approve secured and unsecured loans of up to $30,000 and $10,000, respectively; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $75,000 and $50,000, respectively.

The Committee has authorized the following individuals to approve home equity loans and lines of credit up to the amounts indicated: three lending vice presidents, an assistant vice president and loan origination and underwriting officers may approve loans up to $100,000; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $200,000.

All one- to four-family and consumer loans in excess of these amounts must be approved by either the Executive Vice President, Lending, the Officers’ Loan Committee and/or the Committee. The Officers’ Loan Committee, which currently consists of five lending officers, is selected by the Committee and ratified by the Board of Directors. Specifically, all loans, commitments or other extensions of credit, which either alone or in the aggregate total up to $500,000 may be approved by the Executive Vice President, Lending. Those loan commitments or other extensions of credit, either alone or in the aggregate, which are greater than $500,000 but are less than $1.5 million must be approved by the Officers’ Loan Committee and those loans commitments or other extensions of credit, either alone or in the aggregate, which exceed $1.5 million must be approved by the Committee. Additionally, those loans less than $1.5 million must be ratified by the Committee. All loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers’ Loan Committee.

With respect to commercial loans, the Committee has authorized the following persons to approve loans up to the amounts indicated: the Vice President, Loan Servicing and Collection may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $150,000, $100,000 and $20,000, respectively; the vice president/commercial lending officers may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $300,000, $250,000 and $125,000, respectively; and the Chief Executive Officer and the Executive Vice President, Lending may approve commercial real estate loans, commercial secured and unsecured loans in amounts of up to $500,000, $300,000 and $150,000, respectively.

All commercial loans in excess of these amounts must be approved by either the Officers’ Loan Committee and/or the Committee. Specifically, all loans, commitments or other extensions of credit, either alone or in the aggregate which exceed $500,000 or $1.5 million must be approved by the Officers’ Loan Committee and the Committee, respectively. Additionally, all loans, commitments and other extensions of credit which increase the total aggregate unsecured liability of a borrower to $150,000 or more must be approved by the Officers’ Loan Committee.

Delinquent Loans, Classified Assets and Real Estate Owned

Delinquent Loans. Reports listing all delinquent accounts are generated and reviewed by management and the Executive Lending Committee on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, the period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Company generally sends the borrower a written notice of non-payment after the loan is 15 days past due. The Company’s guidelines provide that telephone and written correspondence will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time before foreclosure, the Company will offer to work out a repayment schedule with the borrower to avoid foreclosure. If payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Company to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Company will demand the loan and then commence foreclosure proceedings against any real property that secured the loan or accept a deed in lieu of foreclosure. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Company, becomes real estate owned.

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

The following table sets forth the Company’s classified assets at December 31, 2003.

	Loss		Doubtful		Substandard		Special Mention
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate loans:
One- to four-family	—	$—	—	$—	14	$1,245	16	$1,145
Multi-family and commercial real estate	—	—	—	—	1	587	1	230

Total real estate loans	—	—	—	—	15	1,832	17	1,375

Consumer loans:
Home equity	—	—	—	—	1	35	5	237
Automobile	—	—	—	—	3	40	—	—
Other	—	—	—	—	13	13	—	—
Commercial loans	—	—	—	—	1	9	—	—

Total loans	—	$—	—	$—	33	$1,929	22	$1,612

Total loans in each category to total assets		0.00%		0.00%		0.24%		0.20%

At December 31, 2003, classified assets represented 0.7% of total loans.

At December 31, 2003, the Company had one loan, included in the multi-family and commercial real estate category and classified as Substandard, with a balance of $587,000. The loan is secured by a blanket first mortgage on ten multi-family properties located in Westfield, Massachusetts. Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties’ vacancy rates. The borrower is current with respect to payments.

The following table sets forth the delinquencies in the Company’s loan portfolio as of the dates indicated.

	December 31, 2003				December 31, 2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
One- to four-family	9	$619	3	$388	4	$285	11	$1,034
Multi-family and commercial real estate	1	230	—	—	1	126	—	—
Home equity	—	—	—	—	4	194	2	58
Other consumer	8	12	1	29	8	22	2	14

Total loans	18	$861	4	$417	17	$627	15	$1,106

Delinquent loans to total loans (1)		0.17%		0.08%		0.13%		0.23%

	December 31, 2001				December 31, 2000
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
One- to four-family	10	$771	4	$243	1	$100	1	$4
Multi-family and commercial real estate	1	21	—	—	1	50	2	235
Home equity	1	27	1	11	2	70	1	22
Other consumer	8	18	7	290	6	11	—	—
Commercial	—	—	1	12	—	—	—	—

Total loans	20	$837	13	$556	10	$231	4	$261

Delinquent loans to total loans (1)		0.19%		0.13%		0.06%		0.07%

	December 31, 1999
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
One- to four-family	1	$77	1	$49
Multi-family and commercial real estate	—	—	1	12
Home equity	1	24	2	114
Other consumer	3	6	—	—

Total loans	5	$107	4	$175

Delinquent loans to total loans (1)		0.03%		0.06%

(1)	Total loans includes gross loans, less unadvanced loan funds, plus net deferred loan costs

Non-performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and real estate owned (“REO”). Non-accrual loans decreased $689,000 to $417,000 at December 31, 2003 compared to $1.1 million at December 31, 2002 largely attributable to several one- to four- family residential real estate non-accrual loans which paid in full or became current during the year ended December 31, 2003. The Company generally ceases the accrual of interest on loans 90 days or more past due. All interest accrued but not collected for loans that are placed on non-accrual is reversed against income. For the year ended December 31, 2003, interest income totaling $18,000 would have been recorded if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period. The Company did not recognize interest income on non-accrual loans during the year ended December 31, 2003. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118. At December 31, 2003, the Company has no recorded investment in impaired loans. At December 31, 2002, the Company had a $19,000 recorded investment in impaired loans with a specific allowance of $19,000. At December 31, 2003 and 2002, the Company had no REO. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific allowance and charges operations for the diminution in value.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accrual loans:
Real estate:
One- to four-family	$388	$1,034	$243	$4	$49
Multi-family and commercial	—	—	—	235	12
Home equity	—	58	11	22	114
Other consumer	29	14	290	—	—
Commercial	—	—	12	—	—

Total	417	1,106	556	261	175
Real estate owned, net (1)	—	—	—	61	879
Other repossessed assets	—	—	—	—	4

Total nonperforming assets	417	1,106	556	322	1,058
Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$417	$1,106	$556	$322	$1,058

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.08%	0.23%	0.13%	0.07%	0.06%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.05%	0.16%	0.08%	0.05%	0.21%

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)	Nonperforming assets consist of nonperforming loans, REO and other repossessed assets. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Allowance for Loan Losses. Management prepares a loan loss sufficiency analysis on a quarterly basis based upon the loan portfolio composition, asset classifications, loan-to-value ratios of the loans in portfolio, impairments in the loan portfolio, historical loan loss experience and other relevant factors. This analysis is compared to actual losses, peer group data and economic trends and conditions. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations.

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

The general allowance is calculated by applying reserve percentages to outstanding loans by type and inherent risk, excluding loans for which a specific allowance has been determined. As part of this analysis, each quarter management prepares an allowance for loan losses summary worksheet in which the loan portfolio is categorized by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the general allowance. In determining the reserve percentages to apply to each loan category, management considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Reserve percentages may be adjusted for qualitative factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

Performing loan loss reserve percentages are also based on actual losses for the previous three years adjusted for qualitative factors, such as new loan products, credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations and specific industry conditions within portfolio segments that exist at the balance sheet date. These factors are intended to reduce the difference between estimated and actual losses and are designed to be self-correcting. Similarly, by basing the current performing loan reserve percentages on loss experience over the prior three years, the methodology is designed to take the Company’s recent loss experience into account.

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

The Company determines the classification of its assets and the amount of its valuation allowances. These determinations can be reviewed by the Federal Deposit Insurance Corporation (the “FDIC”) and the Commissioner of Banks for the Massachusetts Department of Banking, which can order the establishment of additional specific or general loss allowances. The FDIC, in conjunction with the other federal banking agencies, maintains an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company’s financial condition and earnings.

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,156	$2,701	$2,590	$2,309	$2,166
Charged-off loans:
Real estate	6	—	—	—	8
Consumer	142	116	117	108	78
Commercial	—	12	5	—	—

Total charged-off loans	148	128	122	108	86

Recoveries on loans previously charged-off:
Real estate	23	39	13	52	12
Consumer	57	37	25	37	37
Commercial	19	5	—	—	—

Total recoveries	99	81	38	89	49

Net loans charged-off	49	47	84	19	37
Provision for loan losses	173	502	195	300	180

Allowance for loan losses, end of period	$3,280	$3,156	$2,701	$2,590	$2,309

Net loans charged-off to average loans, net	0.01%	0.01%	0.02%	0.01%	0.01%
Allowance for loan losses to total loans (1)	0.65%	0.67%	0.63%	0.66%	0.75%
Allowance for loan losses to nonperforming loans and troubled debt restructuring (2)	786.57%	285.35%	485.79%	992.34%	1,319.43%
Net loans charged-off to allowance for loan losses	1.49%	1.49%	3.11%	0.73%	1.60%
Recoveries to charge-offs	66.89%	63.28%	31.15%	82.41%	56.98%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

	For Year Ended December 31,
	2003			2002			2001
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate loans	$2,494	76.03%	79.38%	$2,336	74.02%	78.14%	$2,035	75.35%	75.11%
Consumer loans	574	17.50%	17.68%	667	21.13%	19.56%	573	21.21%	22.53%
Commercial loans	212	6.47%	2.94%	153	4.85%	2.30%	93	3.44%	2.36%

Total allowance for loan losses	$3,280	100.00%	100.00%	$3,156	100.00%	100.00%	$2,701	100.00%	100.00%

	For Year Ended December 31,
	2000			1999
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate loans	$1,827	70.54%	74.34%	$1,547	67.00%	71.77%
Consumer loans	665	25.68%	24.43%	664	28.76%	26.65%
Commercial loans	98	3.78%	1.23%	98	4.24%	1.58%

Total allowance for loan losses	$2,590	100.00%	100.00%	$2,309	100.00%	100.00%

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

Generally accepted accounting principles require that securities be categorized as either “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for current resale are classified as “trading securities.” These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

The Company generally invests in securities with funds not employed for loan origination activity, to maintain liquidity at levels deemed appropriate by management, to enhance profitability within overall asset/liability management objectives and to provide a degree of high credit quality assets to the balance sheet. The Company has no investments classified as trading or held to maturity at December 31, 2003. At December 31, 2003, the Company’s available-for-sale securities portfolio totaled $233.4 million, or 29.3% of assets.

Trading Account Securities. During the quarter ended December 31, 2002, the Company reclassified its common and preferred stock portfolio, except for a $110,000 equity investment in a bank service bureau, from “available-for-sale” to “trading.” The shift in the portfolio classification resulted in the recognition of an unrealized loss of $2.1 million, which was previously reflected on the balance sheet in equity capital as a component of comprehensive income. This reclassification reflected a shift in the Company’s equity investment strategy. Historically, the Company invested in common and preferred stock as a means of diversifying its investment portfolio and mitigating interest rate risk. As a result of the equity market declines, a portion of the Company’s equity portfolio experienced sizable declines and impairment. After an analysis of the portfolio and the specific securities that comprise the portfolio, management determined that a large portion of the securities in the portfolio no longer met the Company’s investment criteria. Therefore, management intended to capitalize on short-term fluctuations in price to reduce the common and preferred stock portfolio. The trading securities portfolio was liquidated during the year ended December 31, 2003 as a result of favorable market conditions. The Company recognized net gains of $608,000 from trading activities.

Equity Securities Available-for-Sale. In conjunction with the Company’s senior executive retirement plans, the Company has invested $5.1 million in various mutual funds. The Company also has a $115,000 equity investment in a bank service provider.

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

At December 31, 2003, mortgage-backed securities totaled $178.1 million, or 22.4% of assets and 23.6% of interest earning assets, all of which are classified as available-for-sale. At December 31, 2003, all mortgage-backed securities, except for an $80,000 investment in a Real Estate Mortgage Investment Conduit (“REMIC”), were backed by fixed-rate loans. The mortgage-backed securities portfolio had a stated rate of 5.21% at December 31, 2003. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Although the Company no longer invests in REMICs, the Company did maintain $80,000 of such investments in its securities portfolio at December 31, 2003. Generally, REMICs hold commercial and/or residential real estate mortgages in trust and issue securities representing an undivided interest in such mortgages. A REMIC, which can be a corporation, trust, association or partnership, assembles mortgages into pools and issues pass-through certificates, multiclass bonds (similar to a collateralized mortgage obligation) or other securities to investors in the secondary mortgage market.

Other Debt Securities Available-for-Sale. The Company currently has a portfolio of other debt securities, consisting of U.S. agency, municipal and trust preferred securities. As of December 31, 2003, the Company’s total investment in U.S. agency securities was $5.4 million, consisting of a bond issued and guaranteed by the Federal Home Loan Bank. This bond has a maturity of 2.4 years and a yield of 4.76%. As of December 31, 2003, the Company has a municipal bond portfolio totaling $22.3 million with a weighted average tax equivalent yield of 6.98%. The Company invested in these bonds to capitalize on the favorable income tax treatment, attractive yields and spreads, call protection for six to ten years, significant insurance coverage and excellent credit ratings. As of December 31, 2003, the Company has a trust preferred portfolio totaling $22.4 million and a yield of 7.63%. Trust preferred securities are corporate debt securities issued by bank and savings and loan holding companies. The maximum investment in the trust preferred security of any one corporation cannot exceed 5% of capital.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Trading account securities:
Preferred stocks	$—	$—	$4,647	$4,647	$—	$—
Common stocks	—	—	11,637	11,637	—	—

Total trading account securities	$—	$—	$16,284	$16,284	$—	$—

Available-for-sale securities:
Equity securities:
Mutual funds	$5,054	$5,114	$—	$—	$—	$—
Preferred stocks	—	—	—	—	4,116	4,147
Common stocks	115	115	110	110	12,490	12,289

Total equity securities	5,169	5,229	110	110	16,606	16,436

Debt securities:
Mortgage-backed:
Freddie Mac	66,723	66,702	9,186	9,785	19,689	20,323
Fannie Mae	100,987	102,855	45,541	49,045	58,771	61,299
Ginnie Mae	8,088	8,428	18,459	19,153	27,015	26,868
REMIC	80	80	4,466	4,590	5,438	5,405

Total mortgage-backed securities	175,878	178,065	77,652	82,573	110,913	113,895

Other:
U.S. agency	5,081	5,369	28,207	29,135	7,944	8,393
Municipal bonds	21,442	22,277	21,454	21,950	18,340	17,398
Trust preferred	20,151	22,436	19,885	21,538	19,600	19,586

Total other debt securities	46,674	50,082	69,546	72,623	45,884	45,377

Total debt securities	222,552	228,147	147,198	155,196	156,797	159,272

Total available-for-sale securities (1)	$227,721	$233,376	$147,308	$155,306	$173,403	$175,708

(1)	Does not include investments in FHLB-Boston stock totaling $15.4 million at December 31, 2003 and $13.8 million at December 31, 2002 and 2001.

The following table sets forth the Company’s securities activities for the periods indicated. This table does not include FHLB stock held by the Company.

	For the Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Equity securities available for sale:
Equity securities, beginning of period	$110	$16,436	$14,979

Purchases	5,059	6,020	6,412
Sales	—	(4,010)	(4,702)
Increase (decrease) in unrealized gain (loss)	60	34	(253)
Transfer of common and preferred stocks to trading	—	(18,370)	—

Net increase (decrease) in equity securities	5,119	(16,326)	1,457

Equity securities, end of period	$5,229	$110	$16,436

Debt securities available-for-sale:
Mortgage-backed:
Mortgage-backed securities, beginning of period	$82,573	$113,895	$143,563

Purchases	161,130	—	—
Repayments and prepayments	(62,035)	(33,278)	(30,931)
Net (amortization) accretion	(870)	16	18
(Decrease) increase in unrealized gain	(2,733)	1,940	1,245

Net increase (decrease) in mortgage-backed securities	95,492	(31,322)	(29,668)

Mortgage-backed securities, end of period	178,065	82,573	113,895

U.S. agencies:
U.S. agency securities, beginning of period	29,135	8,393	—

Purchases	—	20,721	7,961
Maturities	(2,503)	—	—
Sales	(20,591)	—	—
Net amortization	(32)	(458)	(18)
(Decrease) increase in unrealized gain	(640)	479	450

Net (decrease) increase in U.S. agency securities	(23,766)	20,742	8,393

U.S. agency securities, end of period	5,369	29,135	8,393

Municipal bonds:
Municipal bonds, beginning of period	21,950	17,398	—

Purchases	—	3,126	18,340
Net amortization	(12)	(11)	—
Increase (decrease) in unrealized gain (loss)	339	1,437	(942)

Net increase in municipal bonds	327	4,552	17,398

Municipal bonds, end of period	22,277	21,950	17,398

Trust preferred securities:
Trust preferred securities, beginning of period	21,538	19,586	18,191

Purchases	4,484	4,241	125
Repayments and prepayments	(44)	—	—
Sales	(4,132)	(3,968)	—
Net (amortization) accretion	(41)	12	20
Increase (decrease) in unrealized gain (loss)	631	1,667	1,250

Net increase in trust preferred securities	898	1,952	1,395

Trust preferred securities, end of period	22,436	21,538	19,586

Total debt securities, end of period	$228,147	$155,196	$159,272

Trading account securities:
Trading account securities, beginning of period	$16,284	$—	$—

Sales	(16,386)	—	—
Mark to market adjustments	102	—	—
Transfer of common and preferred stocks to trading	—	18,370	—
Recognition of unrealized loss associated with reclassification of common and preferred stocks to trading from available for sale	—	(2,086)	—

Net (decrease) increase in trading account securities	(16,284)	16,284	—

Trading account securities, end of period	$—	$16,284	$—

The table below sets forth information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio as of December 31, 2003.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Available-for-sale securities:
Debt securities:
Mortgage-backed securities:
Freddie Mac	$—	—	$16,249	3.70%	$19,045	3.79%	$31,408	3.84%	$66,702	3.79%
Fannie Mae	104	6.32%	13,602	7.43%	44,349	4.18%	44,800	4.85%	102,855	4.90%
Ginnie Mae	—	—	—	—	—	—	8,428	6.39%	8,428	6.39%
REMICS	—	—	—	—	—	—	80	1.72%	80	1.72%

Total mortgage-backed securities	104	6.32%	29,851	5.40%	63,394	4.06%	84,716	4.63%	178,065	4.56%
Other securities:
U.S. agency	—	—	5,369	4.76%	—	—	—	—	5,369	4.76%
Municipal bonds (1)	—	—	—	—	—	—	22,277	6.98%	22,277	6.98%
Trust preferreds	—	—	—	—	—	—	22,436	7.63%	22,436	7.63%

Total other debt securities	—	—	5,369	4.76%	—	—	44,713	7.31%	50,082	7.03%

Total debt securities	104	6.32%	35,220	5.30%	63,394	4.06%	129,429	5.55%	228,147	5.10%
Equity securities:
Mutual funds	—	—	—	—	—	—	—	—	5,114	—
Common stocks	—	—	—	—	—	—	—	—	115	—

Total equity securities	—	—	—	—	—	—	—	—	5,229	—

Total available-for-sale securities (2)	$104		$35,220		$63,394		$129,429		$233,376

(1)	The yield on municipal bonds is presented in this table on a tax equivalent basis using a tax rate of 34%. The book yield for these instruments is 4.61%.
(2)	Does not include $15.4 million of FHLB stock held by the Company.

Sources of Funds

General. Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company’s funds for use in lending, investing and for other general purposes.

Deposits. The Company offers a variety of consumer and commercial deposit accounts with a range of interest rates and terms. The Company’s deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, certificate of deposit accounts, Individual Retirement Accounts and other qualified retirement plan accounts. The Company also offers relationship-banking packages which reward customers for choosing Woronoco Savings Bank as their primary bank by offering preferred rates on deposits, free or reduced fees on products and services and other value-added benefits. The Company from time to time offers certificate of deposit accounts with balances in excess of $100,000 (jumbo certificates) and certificate of deposit accounts with special rates. The Company also utilizes brokered certificates of deposits as an alternative source of funds.

At December 31, 2003, the Company’s deposits totaled $419.5 million, or 58.5% of total liabilities. The Company had a total of $134.4 in retail certificates of deposit at December 31, 2003, including $95.7 million scheduled to mature in less than one year. At December 31, 2003 core deposits, consisting of savings, NOW, money market and demand accounts, represented approximately 55.5% of total deposits, retail certificates of deposits accounts represented 32.0% of total deposits and brokered certificates of deposits represented 12.5% of total deposits. At December 31, 2002, the Company’s deposits totaled $370.7 million, or 58.7% of total liabilities. The Company had a total of $113.5 in retail certificates of deposit at December 31, 2002, including $81.7 million scheduled to mature in less than one year. At December 31, 2002 core deposits, consisting of savings, NOW, money market and demand accounts, represented approximately 57.7% of total deposits, retail certificates of deposits accounts represented 30.6% of total deposits and brokered certificates of deposits represented 11.7% of total deposits. Although a significant portion of the Company’s deposits are in core deposits, management monitors activity in this category and, based on historical experience and the Company’s current pricing strategy, believes it will continue to retain a large portion of such accounts. The Company is not limited with respect to the rates it may offer on deposit products.

During 2002, the Company announced a significant change in its branch network strategy. The Company elected to exit all supermarket branches and to focus on full service facilities. In conjunction with this strategy, the Company completed the sale of its Amherst and West Springfield supermarket branches in December 2002 and recognized a net gain of approximately $815,000 from the sale of approximately $8.9 million in deposits. In February 2003, the Company completed the sale of its Boston Road supermarket branch, realizing a net gain of approximately $165,000 from the sale of approximately $4.3 million in deposits. In October 2003, the Company relocated its South Hadley supermarket branch to a new, full-service branch in Chicopee.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are obtained predominantly from the areas in which its banking offices are located. The Company relies primarily on customer service, advertising, long-standing relationships with customers and relationship banking packages to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Company’s ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media. The Company also uses its website to attract deposits. While certificate accounts in excess of $100,000 are accepted by the Company, and may receive special rates, the Company does not actively solicit jumbo certificates as these accounts are more difficult to retain than core deposits. All Massachusetts savings banks are required to be members of the Deposit Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. Member banks are required to pay the assessments of the Fund.

The following table presents the deposit activity of the Company for the periods indicated.

	For the Year Ended December 31,
	2003	2002	2001
		(In Thousands)	(In Thousands)
Increase (decrease) before interest credited and effect of branch sales	$45,729	$34,383	$(1,229)
Sale of supermarket branch deposits	(4,256)	(8,929)	—
Interest credited (1)	7,350	9,136	12,034

Net increase	$48,823	$34,590	$10,805

(1)	Does not include escrow interest credited of $12,000, $12,000 and $10,000 for the periods ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had $29.4 million in retail certificate accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in Thousands)
Three months or less	$6,007	2.51%
Over three through six months	10,393	2.69%
Over six through 12 months	4,410	2.81%
Over 12 months	8,564	3.17%

Total	$29,374	2.81%

The following table sets forth the distribution of the Company’s deposit accounts for the periods indicated.

	December 31,
	2003		2002		2001
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in Thousands)
Demand	$28,121	6.70%	$22,388	6.04%	$20,077	5.97%
Savings	83,768	19.97%	77,120	20.81%	71,490	21.27%
Money market	60,179	14.35%	47,500	12.82%	34,289	10.20%
NOW	60,802	14.49%	66,944	18.06%	63,426	18.87%
Brokered deposits	52,232	12.45%	43,205	11.66%	29,630	8.82%
Certificates of deposit	134,371	32.04%	113,493	30.61%	117,148	34.87%

Total deposits	$419,473	100.00%	$370,650	100.00%	$336,060	100.00%

The following table presents by various rate categories, the amount of certificate accounts, including brokered certificates, outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2003.

	Period to Maturity from December 31, 2003				Total at December 31, 2003	At December 31,

	Less than One Year	One to Two Years	Two to Three Years	Over Three Years
						2002	2001
	(Dollars in Thousands)
Certificate accounts:
0 to 4.00%	$85,325	$32,459	$11,860	$9,823	$139,467	$98,612	$35,631
4.01% to 5.00%	9,942	13,151	223	14,777	38,093	24,930	53,609
5.01% to 6.00%	384	—	—	8,659	9,043	33,156	37,697
6.01% to 7.00%	—	—	—	—	—	—	19,841

Total	$95,651	$45,610	$12,083	$33,259	$186,603	$156,698	$146,778

Borrowed Funds. As part of its operating strategy, the Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Company can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), are interest rate sensitive and may be withdrawn from the Company at any time. These FHLB advances are collateralized primarily by the Company’s first mortgage loans on owner-occupied residential property and mortgage-backed securities issued by U.S. government agencies and secondarily by the Company’s investment in capital stock of the FHLB. FHLB advances are made under several different credit programs, each of which has its own interest rate and range of maturities. Certain advances are callable at the option of the FHLB in 2004 and 2006. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2003, the Company had $280.6 million in outstanding advances from the FHLB compared to $253.0 million at December 31, 2002. The Company also utilizes repurchase agreements for funding purposes.

The following table sets forth information regarding the Company’s FHLB advances at or for the periods ended on the dates indicated:

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$269,466	$254,138	$226,328

Maximum amount outstanding at any month-end during the period	$306,372	$264,000	$271,000

Balance outstanding at end of period	$280,598	$253,000	$248,849

Weighted average interest rate during the period	4.63%	4.97%	5.49%

Weighted average interest rate at end of period	4.15%	4.92%	4.86%

Federal Home Loan Bank advances mature within one year at a weighted average rate of 1.29%, 3.96% and 2.09% at December 31, 2003, 2002 and 2001, respectively. The Bank also has an available line of credit with the Federal Home Loan Bank of Boston (“FHLB”) at an interest rate that adjusts daily. As of December 31, 2003 and 2002, there were no amounts outstanding on this line of credit. Borrowings under the line are limited to 2% of the Bank’s total assets.

The Bank also maintains a line of credit with the Federal Reserve Bank of Boston. Commercial loans with a principal balance of $1.2 million, $1.9 million and $3.1 million were pledged at December 31, 2003, 2002 and 2001, respectively, as security for this line of credit. No amounts were outstanding as of December 31, 2003, 2002 and 2001 under this line of credit.

Financial Services

The Company offers a variety of non-deposit investment products and services to individuals through its partnership with Infinex Financial Group and Infinex Insurance Agency. These financial products and services are offered through a Financial Services Consultant, who receives compensation from the Bank based upon volume of sales. The Company receives commission income from a profit sharing arrangement it has with Infinex. The Company offers stocks, bonds, mutual funds, annuities, permanent life insurance, term life insurance, long term care insurance, and disability insurance to its customers. All products are recommended and sold only by qualified and licensed personnel.

While the Company retained its trust powers, its focus has shifted to growing the investment management services portion of its business through the promotion of non-deposit products and services available through Infinex. At December 31, 2003, the Financial Services Department (including all trust and investment management services accounts) was managing 196 accounts with assets of $17.4 million, in aggregate, of which the largest relationship totaled $3.1 million, or 17.8% of the Financial Services Departments total assets at December 31, 2003.

Subsidiary Activities

The Bank has five wholly-owned subsidiaries, each of which is chartered in Massachusetts. Walshingham Enterprises, Inc. was established in July 1983 to acquire and hold other real estate owned. Woronoco Security Corporation was established in November 1996 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. Court Street Security Corporation and Little River Security Corporation were established in 1999 for the same purpose. Woronoco Security Corporation, Court Street Security Corporation and Little River Security Corporation qualify as “securities corporations” for Massachusetts tax purposes. Income earned by a qualifying securities corporation is generally entitled to special Massachusetts income tax treatment. Keyes, Mattson & Agan Insurance Agency, Inc (“KMA”) was established in 2000 to offer a complete line of property and casualty insurance and various life insurance and group life products and services. The results of operations of all of the Bank’s subsidiaries are consolidated in the results and operations of the Company.

Woronoco Bancorp is the parent company for WRO Funding Corporation. WRO Funding Corporation was incorporated in Massachusetts in 1999. WRO Funding Corporation provided a loan of $4.6 million to the Woronoco Savings Bank Employee Stock Ownership Plan Trust, which was used to purchase 8%, or 479,908 shares, of the Company’s outstanding common stock in the open market.

Segment Reporting

The Company offers a complete line of property and casualty insurance and various life insurance and group life products and services through KMA. The Company entered into the insurance business in 2000, with the purchase of Agan Insurance Agency, Inc., in an effort to offer a full array of risk management products and services and to develop full relationships with customers. Agan Insurance Agency, Inc. acquired the net assets of Keyes & Mattson Insurance Agency, Inc. in November 2001 to form KMA.

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

The 2002 results for KMA were affected by a change in the method of income recognition from a cash basis to an accrual basis. In 2002, cash basis commissions totaled $1.1 million.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals
2003
Net interest and dividend income	$20,059	$—	$—	$20,059
Other revenue - external customers	3,596	1,256	—	4,852
Other revenue - from other segments	—	6	(5)	1
Depreciation and amortization	929	32	—	961
Provision for loan losses	173	—	—	173
Profit (loss)	6,172	118	(3)	6,287
Assets	794,082	2,558	(588)	796,052

2002
Net interest and dividend income	$20,890	$—	$—	$20,890
Other revenue - external customers	2,689	814	—	3,503
Other revenue - from other segments	—	4	(4)	—
Depreciation and amortization	1,034	34	—	1,068
Provision for loan losses	502	—	—	502
Profit (loss)	5,039	(114)	(3)	4,922
Assets	703,634	2,382	(380)	705,636

2001
Net interest and dividend income	$18,995	$—	$—	$18,995
Other revenue - external customers	2,450	494	—	2,944
Other revenue - from other segments	—	5	(5)	—
Depreciation and amortization	1,059	5	—	1,064
Provision for loan losses	195	—	—	195
Profit (loss)	4,271	(20)	(3)	4,248
Assets	665,931	2,156	(81)	668,006

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

Massachusetts Banking Laws and Supervision

Massachusetts savings banks are regulated and supervised by the Commissioner. The Commissioner is required to regularly examine each state-chartered bank. The approval of the Commissioner is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be sanctioned. The Commissioner may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Commissioner has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner and under certain other circumstances.

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

The powers that Massachusetts-chartered savings banks can exercise under these laws are summarized below.

Payment of Dividends. A savings bank may only pay dividends on its capital stock if such payment would not impair the bank’s capital stock. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders’ equity of the bank below the amount of the liquidation account required by the Massachusetts conversion regulations.

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

Assessments. Savings banks are required to pay assessments to the Commissioner to fund operations. Assessments paid by the Bank for the fiscal year ended December 31, 2003 totaled $54,073.

Federal Regulations

Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the “Rating System”) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and a percentage of certain nonfinancial equity investments.

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

The following is a summary of the Bank’s regulatory capital at December 31, 2003:

GAAP Capital to Total Assets	8.48%
Total Capital to Risk-Weighted Assets	13.55%
Tier I Leverage Ratio	7.90%
Tier I to Risk-Weighted Assets	12.86%

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

Investment Activities

Under federal law, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities such as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC and FDICIA permit certain exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment was 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 2003, the Bank had no securities held under such grandfathering authority. The Gramm-Leach-Bliley Act of 1999 requires that any state bank which invests in a subsidiary that engages in activities only permissible for a “financial subsidiary” of a national bank must meet certain conditions, including being well-capitalized and deducting such investment for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2003, the Bank was a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. No savings bank may pay a dividend that would cause it to be “undercapitalized.” A bank’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, under to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

Under current federal laws, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of a savings institution and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which a savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings institution or its subsidiary as similar transactions with nonaffiliates.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund and Savings Association Insurance Fund members commenced. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Bank.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $41.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for amounts greater than $45.4 million, the reserve requirement is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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

The Bank is also subject to similar obligations under Massachusetts law, which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “High Satisfactory.”

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2003 of $15.4 million. At December 31, 2003, the Bank had $280.6 million in FHLB advances.

Holding Company Regulation

Federal law allows a state savings bank that qualifies as a “qualified thrift lender” (“QTL”), discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and the

Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and must adhere to the OTS’ regulations and reporting requirements. In addition, the OTS may examine and supervise the Company and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. By regulation, the OTS may restrict or prohibit the Bank from paying dividends.

As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that unitary savings and loan holding companies may only engage in activities permitted to financial holding companies under that Act and those authorized for multiple savings and loan holding companies. Unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, to other activities authorized by OTS regulation and to those permitted for financial holding companies. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a QTL. To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Code, or with a Qualified Thrift Lender Test (“QTL Test”). Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2003, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the prior 12 months and, therefore, met the QTL test.

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

The registration under the Securities Act of shares of common stock does not cover the resale of such shares. Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. The resale restrictions of Rule 144 under the Securities Act govern shares purchased by an affiliate of the Company. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Future provision may be made by the Company to permit affiliates to have their shares registered for sale under the Securities Act under specific circumstances.

Item 1A. Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Corporation and the Bank relate primarily to their duties as to the Bank. The executive officers of the Corporation currently are as follows:

Name	Age(1)	Position(1)
Cornelius D. Mahoney	58	Chairman of the Board, President and Chief Executive Officer
Agostino J. Calheno	53	Executive Vice President
Debra L. Murphy	47	Executive Vice President and Chief Financial Officer
Robert W. Thomas	59	Senior Vice President - Business Development of the Bank
Susan L. DeFeo	48	Senior Vice President - Retail Banking of the Bank
Mark A. Roberts	40	Vice President - Finance of the Bank
Richard A. Bellico	56	Vice President - Lending of the Bank
Theresa Fox	38	Vice President - Retail Banking of the Bank

(1)	At December 31, 2003.

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Biographical Information

Cornelius D. Mahoney has served as President and Chief Executive Officer of the Bank since 1986 and Chairman of the Board since 1999. Mr. Mahoney joined the Bank in 1975.

Agostino J. Calheno is Executive Vice President of the Corporation and Executive Vice President of Lending and Chief Credit Officer of the Bank. Mr. Calheno joined the Bank in 1992.

Debra L. Murphy is Executive Vice President and Chief Financial Officer of the Corporation and the Bank. Ms. Murphy has been with the Bank since 1988.

Robert W. Thomas is Senior Vice President of Business Development at the Bank. Mr. Thomas has been with the Bank since 1995.

Susan L. Defeo is Senior Vice President of Retail Banking at the Bank. Ms. DeFeo has been with the Bank since 1986.

Mark A. Roberts is Vice President of Finance at the Bank. Mr. Roberts has been with the Bank since 1999. Prior to joining the Bank, Mr. Roberts was an Assistant Vice President of Finance at SIS Bank from 1995 through 1999.

Richard A. Bellico is Vice President of Lending at the Bank. Mr. Bellico has been with the Bank since 1993.

Theresa Fox is Vice President of Retail Banking at the Bank. Ms. Fox has been with the Bank since 1987.

Item 2. Properties.

The Company currently conducts its business through the Bank’s main office located in Westfield, Massachusetts and eight other banking offices, the Bank’s four stand-alone ATMs and Keyes, Mattson & Agan Insurance Agency’s two offices. The Company believes that the Bank’s and Keyes, Mattson & Agan Insurance Agency’s facilities are adequate to meet the present and immediately foreseeable needs of the Company.

Location	Leased, Licensed or Owned	Original Year Leased, Licensed or Acquired	Date of Lease/ License Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2003
					(In thousands)
Main/Executive Office:
31 Court Street Westfield, Massachusetts 01085	Owned	1951	—		$4,266

Banking Offices:
44 Little River Road Westfield, Massachusetts 01085	Owned	1971	—		119

185 College Highway Southwick, Massachusetts 01077	Owned	1988	—		522

74 Lamb Street South Hadley, Massachusetts 01075	Owned	1995	—		406

608 College Highway Southwick, Massachusetts 01077	Leased	1977	2007	(1)	46

1359 Springfield Street Feeding Hills, Massachusetts 01013	Leased	1994	2004	(2)	24

1339 Memorial Drive Chicopee, Massachusetts 01020	Leased	2003	2023	(3)	301

72 Shaker Road East Longmeadow, Massachusetts 01028	Owned	2000	—		1,385

431 Center Street Ludlow, Massachusetts 01056	Owned	2000	—		1,191

Insurance Agency Properties:

451 Russell Road Westfield, Massachusetts 01085	Leased	2000	2004		—

1284 Elm Street West Springfield, Massachusetts 01089	Leased	2002	—		—

Other Properties:

2-16 Central Street (4) (5) Westfield, Massachusetts 01085	Owned	1990	—		—

119 Winsor Street (4) Ludlow, Massachusetts 01056	Owned	1997	—		410

127 North Elm Street (6) Westfield, Massachusetts 01085	Leased	1998	2008		1

98 Lower Westfield Road (7) Holyoke, Massachusetts 01040	Leased	2000	2010		—

475 Southampton Road (8) Westfield, MA 01085	Leased	2003	2008	(9)	—

577 Western Avenue (10) Westfield, Massachusetts 01040	Licensed	2003	2008	(11)	—

Total					$8,671

(1)	The Company has an option to renew this lease for four additional five-year periods.
(2)	The Company has an option to renew this lease for two additional five-year periods.
(3)	The Company has an option to renew this lease for two additional ten-year periods.
(4)	The properties consist of vacant office space, which is currently being utilized for various bank operations.
(5)	Net book value of the property is included in the net book value for the Bank’s main office.
(6)	Consists of a stand-alone ATM located at a Dunkin’ Donuts establishment.
(7)	Consists of a stand-alone ATM located at the entrance to the Holyoke Mall.
(8)	Consists of a stand-alone ATM located at a Dunkin’ Donuts establishment. The ATM became operational in 2003.
(9)	The Company has an option to renew this lease for an additional five-year period.
(10)	Consists of a stand-alone ATM located at Westfield State College. The ATM became operational in 2003.
(11)	The Company has an option to renew this license for two additional five-year periods.

Item 3. Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

(a)	The Company’s common stock is listed on the American Stock Exchange (the “AMEX”) under the symbol “WRO.” The following table sets forth the high and low closing prices of the common stock for the past two years, as reported by AMEX, and the dividends paid. For information relating to restrictions on the Company’s declaration of dividends, see “Item I. Business – Regulation and Supervision.”

	Dividend	High	Low
2003
First Quarter	$0.1500	$22.40	$21.01
Second Quarter	$0.1550	$29.51	$21.10
Third Quarter	$0.1700	$29.00	$25.45
Fourth Quarter	$0.1725	$40.00	$28.00

2002
First Quarter	$0.1100	$18.76	$17.38
Second Quarter	$0.1150	$20.89	$18.72
Third Quarter	$0.1200	$21.25	$17.88
Fourth Quarter	$0.1250	$22.00	$21.10

(b)	As of March 1, 2004, the Company had approximately 1,613 holders of record of the Company’s common stock.

Item 6. Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31,
	2003	2002	2001	2000	1999
	(In Thousands)
Selected Financial Data:
Total assets	$796,052	$705,636	$668,006	$642,460	$500,948
Cash and cash equivalents	26,294	27,801	27,209	25,368	16,185
Loans, net	497,962	470,224	427,409	391,286	307,407
Loans held for sale	—	—	—	14,313	—
Trading securities	—	16,284	—	—	—
Other debt securities available-for-sale	50,082	72,623	45,377	18,191	12,345
Mortgage-backed securities available-for-sale	178,065	82,573	113,895	143,563	120,005
Equity securities available-for-sale	5,229	110	16,436	14,979	17,607
Deposits	419,473	370,650	336,060	325,255	263,196
FHLB Advances	280,598	253,000	248,849	241,000	152,147
Total stockholders’ equity	78,743	74,410	69,849	70,759	80,895
Other real estate owned, net	—	—	—	61	883
Nonperforming assets and troubled debt restructurings	417	1,106	556	322	1,058

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(In Thousands)
Selected Operating Data:
Interest and dividend income	$39,304	$41,650	$42,315	$40,406	$30,548
Interest expense	19,245	20,760	23,320	23,809	14,625

Net interest and dividend income	20,059	20,890	18,995	16,597	15,923
Provision for loan losses	173	502	195	300	180

Net interest income after provision for loan losses	19,886	20,388	18,800	16,297	15,743
Non-interest income	6,903	3,342	4,172	4,268	3,851
Non-interest expenses	17,947	17,057	16,260	14,375	17,367

Income before provision for income taxes and cummulative effect of change in accounting principle	8,842	6,673	6,712	6,190	2,227
Provision for income taxes	2,555	1,751	2,303	2,106	822

Income before cumulative effect of change in accounting principle	6,287	4,922	4,409	4,084	1,405
Cumulative effect of change in accounting for derivative instruments, net of tax benefit of $92	—	—	(161)	—	—

Net income	$6,287	$4,922	$4,248	$4,084	$1,405

	At or For the Years Ended December 31,
	2003		2002	2001	2000	1999
Selected Operating Ratios and Other Data:
Performance Ratios:
Average tax equivalent yield on interest-earning assets	5.59%		6.39%	7.00%	7.39%	7.03%
Average rate paid on interest-bearing liabilities	2.96%		3.46%	4.26%	4.87%	3.87%
Average tax equivalent interest rate spread	2.63%		2.93%	2.74%	2.52%	3.16%
Tax equivalent net interest margin	2.90	% (1)	3.25%	3.14%	3.04%	3.66%
Ratio of interest-earning assets to interest-bearing liabilities	109.97%		109.78%	110.48%	111.94%	115.09%
Net interest income after provision for loan losses to non-interest expenses	110.80%		119.53%	115.62%	113.37%	90.65%
Non-interest expenses as a percent of average assets	2.37%		2.44%	2.54%	2.48%	3.71%
Return on average assets	0.85	% (2)	0.70%	0.66%	0.70%	0.30%
Return on average equity	8.43	% (2)	6.78%	5.94%	5.49%	1.85%
Ratio of average equity to average assets	10.07%		10.37%	11.17%	12.83%	16.22%
Efficiency ratio (3)	70.02%		70.96%	73.68%	73.76%	96.29%
Dividend payout ratio	36.58%		31.71%	26.32%	24.56%	16.73%

Regulatory Capital Ratios:
Leverage capital	9.33%		9.64%	10.17%	10.81%	16.77%
Total risk-based capital	15.86%		15.77%	15.39%	17.74%	26.97%

Asset Quality Ratios:
Nonperforming loans and troubled debt restructurings as a percent of total loans	0.08%		0.23%	0.13%	0.07%	0.06%
Nonperforming assets and troubled debt restructurings as a percent of total assets	0.05%		0.16%	0.08%	0.05%	0.21%
Allowance for loan losses as a percent of total loans	0.65%		0.67%	0.63%	0.66%	0.75%
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	786.57%		285.35%	485.79%	992.34%	1319.43%
Net loans charged-off to average interest-earning loans	0.01%		0.01%	0.02%	0.01%	0.01%

Banking offices at end of period	9		10	12	11	11

(1)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000 and the related tax benefit of $57,000.
(3)	The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on trading activities, investment securities, property, loans and other, net. For 2003, the affect of the negative adjustment to mortgage-backed securities interest income of $197,000 is also excluded. For 2002, the affect of the $644,000 pension termination gain is also excluded.

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

Management Strategy

The Company, through its wholly-owned community-oriented savings bank, offers a wide variety of financial products and services. The primary objectives of the Company’s strategic plan are to improve its profitability and enhance shareholder value while maintaining a strong capital position, sound asset quality and a reasonable level of interest rate and credit risk. To accomplish these objectives, the Company has sought to:

•	Provide superior service, competitive rates and attractive products to increase loan and deposit balances, including commercial accounts

•	Control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit

•	Originate high quality, multi-family and commercial real estate and commercial business loans which increase the yields earned on its overall loan portfolio, without incurring unnecessary risk

•	Expand its lending and deposit base through the establishment of full-service banking offices

•	Control interest rate risk by selectively utilizing off-balance sheet hedging transactions such as interest rate swaps, caps and floors and by selling longer-term fixed-rate one- to four- family mortgages in the secondary market

•	Implement various capital management strategies, particularly dividends and stock repurchases, to enhance stockholder value

•	Explore opportunities to expand its existing fee-based businesses and to diversify its product lines to include a full range of products and services in order to become less dependent upon net interest income

•	Examine opportunities to leverage the potential capabilities of the internet and other technologies, including internet banking

The Company executed several initiatives in 2003 in conjunction with these key strategies. In the first quarter of 2003, the Company realized a net gain of $183,000 from the sale of a supermarket branch. In October 2003, the Company completed the final phase in its strategy to exit supermarket banking by relocating its South Hadley supermarket facility to a new, full-service branch in Chicopee. The Company will continue to evaluate opportunities to establish full-service facilities in attractive locations.

The Company sold approximately $40.2 million of long-term fixed rate residential mortgages during 2003, resulting in a gain of $1.2 million. The Company continues to experience a significant amount of refinancing volume, particularly in lower coupon fixed-rate products. These sales will help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term fixed rate mortgages in 2004.

In an effort to enhance shareholder value, the Company continues with its current capital management strategies, which include a share repurchase program and the payment of cash dividends. In November 2001, the Company announced its sixth repurchase plan, under which up to 10% of the remaining shares outstanding, or approximately 374,000 shares, will be purchased in open market purchases from time to time, subject to market conditions. Through December 31, 2003, the Company has acquired approximately 322,000 shares at an average cost of $21.15. In January 2004, the Company announced a 10% increase, from the prior quarter, in its dividend to $0.19 per share, payable on March 5, 2004 to stockholders of record as of February 12, 2004.

The Company continues to demonstrate success in growing its non-interest income base while reducing its dependence on net interest income. In 2003, non-interest income, excluding gains, losses and the FHLB prepayment penalty, rose to 19.5% of total income compared to approximately 14.5% for the same period in 2002. These results reflect increased revenues from products and services associated with insurance, investment management and banking. Keyes Mattson & Agan Insurance Agency, Inc continued to attract new customers in 2003 as a result of successful marketing and business development efforts. These efforts contributed to an increase of 18% in cash basis commissions. The expansion in investment management income reflects the successful transfer of customers from the trust department and business development efforts. The Company also benefited from growth in banking fees as a result of increases in core deposit balances and transaction volumes, the introduction of new services and the establishment of two new free-standing ATM’s. The Company will continue to evaluate and implement opportunities to grow the non-interest income base.

The Company’s Internet banking products continue to attract new customers and exceed the Company’s expectations. As of December 31, 2003, in excess of 13% of the Company’s consumer and business checking account customers were using online banking to transfer funds, complete balance and transaction history inquiries and download financial information to financial management software. Over 41% of our customers have also chosen to use the Online Link bill payment service. Several enhancements were introduced in 2003 including the ability to view images of cancelled checks and directly interface with financial management software. The Company also offers an Internet-based cash management product for business customers. The product enables businesses to transfer funds, initiate wire transfers and make payments through the Automated Clearing House (ACH).

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 2003, 2002 and 2001. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

	For the Years Ended December 31,
	2003					2002			2001
	Average Balance	Interest		Average Yield/ Rate		Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Investments:
Mortgage-backed securities	$152,484	$7,043	(2)	4.62	% (2)	$99,271	$6,432	6.48%	$132,207	$8,677	6.56%
U.S. Government and agency securities	10,493	417		3.97%		26,751	958	3.58%	1,359	52	3.83%
Equity securities	36,339	1,949		5.36%		50,796	3,047	6.00%	49,478	3,277	6.62%
State and municipal securities (3)	22,056	1,479		6.71%		20,974	1,486	7.08%	1,204	82	6.81%
Trading securities	7,896	476		6.03%		—	—	—	—	—	—
Loans: (4)
Residential real estate loans	306,350	18,251		5.96%		290,519	19,258	6.63%	265,008	19,131	7.22%
Commercial real estate loans	68,836	4,697		6.82%		54,359	4,153	7.64%	36,560	2,997	8.20%
Consumer loans	90,686	4,855		5.35%		96,496	5,877	6.09%	99,812	7,065	7.08%
Commercial loans	12,978	775		5.97%		11,086	753	6.79%	7,263	560	7.71%

Loans, net	478,850	28,578		5.97%		452,460	30,041	6.64%	408,643	29,753	7.28%
Other	7,375	62		0.84%		9,034	191	2.11%	12,176	502	4.12%

Total interest-earning assets	715,493	40,004		5.59%		659,286	42,155	6.39%	605,067	42,343	7.00%

Noninterest-earning assets	41,656					40,279			35,880

Total assets	$757,149					$699,565			$640,947

Interest-bearing liabilities:
Deposits:
Money market accounts	$57,022	$697		1.22%		$40,408	$807	2.00%	$29,694	$819	2.76%
Savings accounts (5)	82,466	619		0.75%		77,438	938	1.21%	70,323	1,244	1.77%
NOW accounts	62,690	362		0.58%		64,997	710	1.09%	57,542	922	1.60%
Certificates of deposit (6)	174,079	5,014		2.88%		163,444	5,678	3.47%	163,651	7,840	4.79%

Total interest-bearing deposits	376,257	6,692		1.78%		346,287	8,133	2.35%	321,210	10,825	3.37%
Borrowings	274,361	12,553		4.58%		254,291	12,627	4.97%	226,444	12,495	5.52%

Total interest-bearing liabilities	650,618	19,245		2.96%		600,578	20,760	3.46%	547,654	23,320	4.26%

Demand deposits	25,458					21,649			17,375
Other noninterest-bearing liabilities	4,804					4,780			4,359

Total liabilities	680,880					627,007			569,388
Total stockholders’ equity	76,269					72,558			71,559

Total liabilities and stockholders’ equity	$757,149					$699,565			$640,947

Net interest-earning assets	$64,875					$58,708			$57,413

Tax equivalent net interest income/ interest rate spread (7)		20,759	(2)	2.63	% (2)		21,395	2.93%		19,023	2.74%

Tax equivalent net interest margin as a percentage of interest-earning assets (8)				2.90	% (2)			3.25%			3.14%

Ratio of interest earning assets to interest-bearing liabilities				109.97%				109.78%			110.48%

Less: tax equivalent adjustment (3)		(503)					(505)			(28)

Net interest income as reported on income statement		$20,256	(2)				$20,890			$18,995

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(3)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.

(4)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(5)	Savings accounts include mortgagors’ escrow deposits.

(6)	Certificates of deposit include brokered deposits.

(7)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2003 Compared to December 31, 2002			Year Ended December 31, 2002 Compared to December 31, 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Mortgage-backed securities	$2,803	$(2,192)	$611	$(2,135)	$(110)	$(2,245)
U.S. Government and agency securities	(636)	95	(541)	906	—	906
Equity securities	(800)	(298)	(1,098)	85	(315)	(230)
State and municipal securities	75	(82)	(7)	1,404	—	1,404
Trading securities	476	—	476	—	—	—
Loans:
Residential real estate loans	1,012	(2,019)	(1,007)	1,760	(1,633)	127
Commercial real estate loans	1,022	(478)	544	1,372	(216)	1,156
Consumer loans	(340)	(682)	(1,022)	(229)	(959)	(1,188)
Commercial loans	121	(99)	22	268	(75)	193

Total loans	1,815	(3,278)	(1,463)	3,171	(2,883)	288
Other	(30)	(99)	(129)	(107)	(204)	(311)

Total interest-earning assets	$3,703	$(5,854)	$(2,151)	$3,324	$(3,512)	$(188)

Interest-bearing liabilities:
Deposits:
Money market accounts	$266	$(376)	$(110)	$250	$(262)	$(12)
Savings accounts (1)	58	(377)	(319)	116	(422)	(306)
NOW accounts	(24)	(324)	(348)	108	(320)	(212)
Certificates of deposit	352	(1,016)	(664)	(10)	(2,152)	(2,162)

Total interest-bearing deposits	652	(2,093)	(1,441)	464	(3,156)	(2,692)
Borrowings	971	(1,045)	(74)	1,471	(1,339)	132

Total interest-bearing liabilities	1,623	(3,138)	(1,515)	1,935	(4,495)	(2,560)

(Decrease) increase in net interest income	$2,080	$(2,716)	$(636)	$1,389	$983	$2,372

(1)	Includes interest on mortgagors’ escrow deposits.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Total assets rose $90.5 million, or 12.8%, to $796.1 million at December 31, 2003, from $705.6 million at December 31, 2002. The growth in assets was primarily attributable to growth in net loans and securities available for sale, offset by the liquidation of the $16.3 million trading portfolio. Net loans increased by $27.8 million, or 5.9%, to $498.0 million at December 31, 2003, from $470.2 million at December 31, 2002, primarily reflecting strong origination volume in the one- to four-family mortgage, home equity, commercial mortgage and construction and development loan portfolios, significant refinancing activity in residential and commercial mortgages and loan purchases totaling $34.0 million. These increases were offset somewhat by prepayments and normal amortization of the existing portfolios and loan sales aggregating $40.2 million. The demand for the Company’s one- to four-family mortgage and home equity loan products was strong in 2003 as the economy and housing market remained healthy and market rates remained favorable for borrowers. Commercial real estate and construction and development loan origination activity was sound mainly due to solid local economic development and the favorable interest rate environment. Securities available for sale increased by $78.1 million, or 50.3%, largely due to purchases of mortgage-backed securities totaling $161.1 million, partially offset by payments aggregating $62.0 million in the existing mortgage-backed securities portfolio and sales of agency securities in the amount of $20.6 million. The Company purchased mortgage-backed securities in anticipation of accelerated cash flows from the existing mortgage-backed securities portfolio. Management believes these securities will enhance net interest income as a result of positive interest rate spreads, position the balance sheet for expected future rate increases and improve liquidity. These securities can also be used as collateral for certain borrowings.

Asset growth was funded primarily with deposits and FHLB advances. Total deposits grew $48.8 million, or 13.2%, to $419.5 million at December 31, 2003 compared to $370.7 million at December 31, 2002 reflecting increases in core deposits and brokered deposits, partially offset by the sale of approximately $4.3 million in deposits with the sale of a branch office in February 2003. Core deposits, excluding certificates of deposit and brokered deposits, rose $18.9 million, or 8.8%, to $232.9 million at December 31, 2003 from $214.0 million at December 31, 2002. The growth in core deposits was mainly attributable to the success of several strategies designed to attract and retain customers including the active promotion of several relationship banking packages, the establishment of a new full-service branch and an enhanced focus on traditional branching as a result of the sale of the supermarket facilities. Brokered deposits, which the Company utilizes from time to time as an alternative funding source and to reduce dependence on FHLB advances when the interest rates on the brokered deposits are competitive compared to other funding vehicles, totaled $52.2 million at December 31, 2003, an increase of $9.0 million from December 31, 2002. FHLB advances increased $27.6 million, or 10.9%, to $280.6 million at December 31, 2003 from $253.0 million at December 31, 2002.

Total stockholders’ equity increased $4.3 million to $78.7 million at December 31, 2003 from $74.4 million at December 31, 2002 reflecting net income of $6.3 million, an increase of $1.6 million in unearned compensation, the reissuance of $1.4 million in treasury stock in connection with stock option exercises and the tax benefit of $598,000 related to the vesting of stock awards and stock option exercises, partially offset by dividends of $2.1 million, the repurchase of 144,046 shares of stock at a cost aggregating $1.9 million and a decrease of $1.4 million in the net unrealized gain on securities available for sale.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General. For the year ended December 31, 2003, the Company reported net income of $6.3 million, or $1.77 per diluted share, compared to net income of $4.9 million, or $1.38 per diluted share, for the year ended December 31, 2002. Several factors influenced the 2003 results including growth in loans, securities available for sale and core deposits, expansion in non-interest income and lower provision for loan losses, offset somewhat by a decrease in net interest income and higher non-interest expenses.

Net Interest Income. Net interest income, on a tax equivalent basis, totaled $20.8 million for the year ended December 31, 2003, a decrease of $636,000, or 3.0%, from $21.4 million for the same period in 2002 reflecting contraction in net interest margin, partially offset by growth in average earning assets of $56.2 million, or 8.5%. Net interest margin, on a tax equivalent basis, declined 35 basis points to 2.90% for the year ended December 31, 2003 from 3.25% for the same period in 2002 primarily attributable to a decrease in the tax equivalent yield on interest-earning assets, somewhat offset by lower rates paid on deposits and FHLB advances and an increase in lower cost core deposits.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, decreased $2.2 million, or 5.1%, to $40.0 million for the year ended December 31, 2003 from $42.2 million in 2002 largely reflecting a lower tax equivalent yield on interest-earning assets, somewhat mitigated by growth in average interest-earning assets. The tax equivalent yield on interest-earning assets declined 80 basis points to 5.59% for the year ended December 31, 2003 largely attributable to lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayments and refinancings as well as accelerated cash flows and premium amortization in the existing mortgage-backed securities portfolio. The proceeds from these activities were used to support loan growth and to purchase investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates. Average interest-earning assets totaled $715.5 million for the year ended December 31, 2003 compared to $659.3 million for the same period last year, representing an increase of $56.2 million, or 8.5%. Average mortgage-backed securities grew $53.2 million, or 53.6%, principally due to purchases of securities partially offset by normal amortization and prepayments in the existing portfolio. Average loans increased $26.4 million, or 5.8%, primarily reflecting strong origination volume in the residential real estate, commercial real estate, commercial and home equity portfolios and refinancing activity in the residential and commercial mortgage categories, partially offset by sales of fixed-rate residential mortgages as well as amortization and prepayments of the existing loan portfolio. Average trading securities increased $7.9 million resulting from the transfer of $16.3 million of equity securities from available-for-sale to trading in the fourth quarter of 2002. However, all of the trading securities were sold in 2003. Average agency security balances fell $16.3 million, or 60.8%, mainly attributable to sales of certain securities. The decrease of $14.5 million, or 28.5%, in average equity securities was largely a result of the transfer of $16.3 million in securities from available-for-sale to trading in the fourth quarter of 2002.

Interest Expense. Total interest expense decreased $1.6 million, or 7.3%, to $19.2 million for the year ended December 31, 2003 from $20.8 million in 2002 resulting primarily from lower rates paid on interest-bearing liabilities, somewhat offset by growth in average interest-bearing liabilities. The rate paid on interest-bearing liabilities declined 50 basis points to 2.96% for the year ended December 31, 2003 from 3.46% in 2002 reflecting the lower interest rate environment, which led to reduced rates paid for new interest-bearing liabilities as well as the repricing of certain deposits and FHLB advances, mitigated to some extent by higher rates paid on certain products associated with relationship banking packages. Interest-bearing liabilities totaled $650.6 million for the year ended December 31, 2003, representing an increase of $50.0 million, or 8.3%, from $600.6 million for the same period in 2002 due to an increase in core interest-bearing deposits, which exclude retail and brokered certificates of deposit, and borrowings. Average core interest-bearing deposits grew $19.3 million, or 10.6%, to $202.2 million for the year ended December 31, 2003, primarily attributable to increased balances in relationship banking accounts, promotional activities, attractive products and competitive pricing, somewhat offset by the sale of deposits in connection with the sale of supermarket branches in the fourth quarter of 2002 and first quarter of 2003. Average borrowings increased $20.1 million, or 7.9%, to $274.4 million for the year ended December 31, 2003 resulting from an increase in FHLB advances to fund asset growth and higher sweep account balances associated with a new customer relationship.

Provision for Loan Losses. The Company’s provision for loan losses decreased by $329,000 to $173,000 for the year ended December 31, 2003 from $502,000 for the same period in 2002. The primary factors contributing to the lower provision in 2003 include significant loan sales and the reclassification of several residential one- to four-family mortgage loans to higher credit grades as a result of payments on delinquent balances, slightly mitigated by changes to loan concentrations including increases in commercial and commercial mortgage loans. At December 31, 2003, the Company’s allowance for loan losses as a percentage of total non-performing loans and troubled debt restructurings was 787%, compared to 285% at December 31, 2002. At December 31, 2003, the Company’s allowance for loan losses as a percentage of total loans was 0.65% compared to 0.67% at December 31, 2002.

Non-interest Income. Total non-interest income for the year ended December 31, 2003 included net gains of $1.2 million from loan sales, $608,000 from trading activities, $580,000 from sales of securities available for sale and $183,000 from the sale of a supermarket branch, as well as a $539,000 penalty for the prepayment of certain FHLB advances. In 2002, the Company recognized gains of $1.2 million from the sale of mortgage loans, a net gain of $815,000 from the sale of two supermarket branches, write-downs of certain equity securities totaling $486,000 and a $2.1 million loss associated with the reclassification of certain equity securities from “available-for-sale” to “trading.” Excluding these items, non-interest income would have increased $1.3 million, or 37.2%, to $4.9 million for the year ended December 31, 2003 compared to $3.6 million for the same period in 2002, primarily resulting from growth in fee income and insurance commissions. Fee income increased $907,000, or 33.7%, for the year ended December 31, 2003 mainly due to expanded core deposit balances and transaction volumes and new services introduced in 2003. Insurance commissions rose $442,000, or 54.3%, to $1.3 million for the year ended December 31, 2003 primarily reflecting growth in accounts as a result of successful business development efforts and a change in the accounting method used to recognize income. In 2002, subsequent to the acquisition of Keyes & Mattson Insurance Agency, Inc., the Company changed the revenue recognition method from cash to accrual basis resulting in a significant reduction in commission income. The impact of this change in accounting methods had no effect on revenue recognition in 2003.

Non-interest Expenses. Non-interest expenses rose $890,000, or 5.2%, to $17.9 million for the year ended December 31, 2003 largely reflecting growth in salaries and benefits, professional services and data processing costs, somewhat offset by lower occupancy and equipment and marketing. Salaries and benefits increased $740,000, or 8.1%, to $9.9 million in 2003 mainly as a result of a $644,000 pension termination gain recorded in 2002, standard wage increases and higher stock-related benefit plans associated with an increase in the Company’s average share price. Professional services expenses rose $341,000, or 32.0%, principally as a result of consulting costs associated with employee benefit plans, an information technology audit and a new deposit service introduced in the second quarter of 2003, as well as increased expenses related to the directors’ retirement plan. Data processing costs grew $94,000, or 9.9%, to $1.0 million for the year ended December 31, 2003 resulting primarily from increases in loan and deposit accounts and transaction volumes. Occupancy and equipment expenditures declined $168,000, or 7.5%, largely reflecting the sale of supermarket branches in 2002 and 2003. Marketing costs decreased $126,000, or 15.9%, principally due to less promotional activity.

Income Taxes. The Company’s income tax expense increased $804,000 to $2.6 million for the year ended December 31, 2003 compared to $1.8 million in 2002 mainly attributable to expansion in pretax income and the effective tax rate. The Company’s effective tax rate rose to 28.9% in 2003 compared to 26.2% in 2002, primarily resulting from lower deductions associated with municipal income and dividends received.

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

Non-interest Income. Non-interest income decreased $830,000, or 19.9%, to $3.3 million for the year ended December 31, 2002 compared to $4.2 million for the same period in 2001 primarily resulting from the $2.1 million net loss on trading activities and write-downs of certain equity securities totaling $486,000. The effect of these items was somewhat mitigated by growth in fee income, insurance commissions and gains on sales of loans as well as a net gain from the sale of supermarket branches. The Company reclassified its common and preferred stock portfolio, except for its $110,000 equity investment in a bank service provider, from “available for sale” to “trading” in the fourth quarter of 2002. The shift in the portfolio classification resulted in the recognition of an unrealized loss of $2.1 million, which was previously reflected on the balance sheet in equity capital as a component of comprehensive income. Fee income increased $239,000, or 9.8%, for the year ended December 31, 2002 mainly due to higher fees associated with strong growth in core deposit accounts. Insurance commissions rose $320,000, or 64.8%, to $814,000 for the year ended December 31, 2002 primarily reflecting the impact of the acquisition of Keyes & Mattson Insurance Agency in November 2001 and growth in accounts as a result of successful business development efforts. Gains on sales of loans totaled $1.2 million in 2002 compared to $785,000 in 2001 due to more favorable pricing for loans sold in 2002 compared to 2001. The sale of longer-term fixed rate mortgages reflects the Company’s strategy to reduce exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term fixed rate mortgages in 2003.

Non-interest Expenses. Non-interest expenses rose $797,000, or 4.9%, to $17.1 million for the year ended December 31, 2002 largely reflecting growth in salaries and benefits and marketing. Salaries and benefits increased $624,000, or 7.3%, to $9.2 million in 2002 mainly as a result of standard wage increases, new staff hired to support the general growth of the Company and higher employee stock ownership plan expenses related to an increase in the Company’s average share price, partially offset by a $644,000 pension termination gain recorded in 2002. Marketing costs grew $91,000, or 13.0%, principally due to increased promotional activities. Data processing costs grew $44,000, or 4.8%, to $952,000 for the year ended December 31, 2002 resulting primarily from an increase in loan and deposit accounts.

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

The primary source of funding for the Corporation is dividends from the Bank. These funds have been used to pay dividends and to repurchase the Corporation’s common stock. The Bank’s ability to pay dividends and other capital distributions to the Corporation is generally limited by Massachusetts banking regulations and regulations of the Federal Deposit Insurance Corporation. Additionally, the Massachusetts Banking Commissioner and the Federal Deposit Insurance Corporation may prohibit the payment of dividends by the Bank to the Corporation that are otherwise permissible by regulation for safety and soundness reasons.

The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of other types of loans, purchases of one-to four-family ARM loans and investments in mortgage-backed, debt and equity securities. During the years ended December 31, 2003, 2002 and 2001, the Company’s loan originations totaled $192.1 million, $199.2 million and $176.0 million, respectively. Although the Company did not purchase loans during 2002 and 2001, it did purchase $34.0 million of adjustable rate one-to four-family residential mortgage loans during the year ended December 31, 2003. During the years ended December 31, 2003, 2002 and 2001, the Company’s investments in mortgage-backed, other debt and equity securities totaled $233.4 million, $155.3 million and $175.7 million, respectively. The Company had no investments in trading securities at December 31, 2003 and 2001 while at December 31, 2002, it held trading securities totaling $16.3 million.

These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, the utilization of FHLB advances and proceeds from loan sales. The Company experienced net increases in total deposits during the years ended December 31, 2003, 2002 and 2001 of $48.8 million, $34.6 million and $10.8 million, respectively. For the years ended December 31, 2003 and 2002, the increase in deposits includes the Company’s net issuance of brokered deposits totaling $9.8 million and $12.9 million, respectively. In 2001, $20.0 million of these brokered deposits were redeemed and no additional brokered certificates of deposit were issued. The deposit balances in 2003 were also affected by the sale of $4.3 million in deposits in connection with the sale of a supermarket branch. In 2002, the Company sold $8.9 million in deposits in connection with the sale of two supermarket branches. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 2003, the Company had $280.6 million of outstanding FHLB borrowings.

During the years ended December 31, 2003, 2002 and 2001, the Company sold $40.2 million, $30.4 million and $17.5 million of residential mortgages, respectively. In 2001, the Company also sold $14.3 million of loans held for sale. The Company normally originates fixed and adjustable rate loans for its portfolio. However, an analysis of the Company’s interest rate profile and the low rates at which these loans were originated led management to determine that these assets should be sold and the proceeds redeployed. The sale of these loans reduced the amount of high quality collateral available to be pledged as security for borrowings in the secondary market. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed-rate residential mortgages in 2004.

Outstanding commitments for all loans totaled $8.4 million at December 31, 2003. At December 31, 2003, the Company also had $84.5 million of unadvanced funds on lines of credit and $57.7 million of commitments to purchase one- to four-family ARM loans. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less from December 31, 2003 totaled $95.7 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

At December 31, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital level of $61.9 million, or 7.90% of adjusted average assets, which is above the required level of $31.3 million, or 4.00%, and risk-based capital of $65.2 million, or 13.55% of adjusted assets, which is above the required level of $38.5 million, or 8.00%.

Off-Balance Sheet Arrangements

The information relating to Off-Balance Sheet Arrangements is incorporated herein by reference to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Note 11 “Off-Balance Sheet Activities” in the Notes to the Consolidated Financial Statements.

Payments Due Under Contractual Obligations

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2003.

	Payments due by period
	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt (1)	$248,598	$—	$96,000	$62,598	$90,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	3,253	256	408	349	2,240
Purchase obligations (3)	57,711	57,711	—	—	—
Other long-term liabilities reflected on the company’s balance sheet under GAAP	—	—	—	—	—

Total	$309,562	$57,967	$96,408	$62,947	$92,240

(1)	Consists of FHLB advances scheduled to mature after 12-31-04. Certain advances are callable in 2004 and 2006 at the option of the FHLB.
(2)	Includes lease payments associated with certain branch and ATM facilities. The Company has the right to extend the periods of certain agreements.
(3)	Reflects commitments to purchase ARM loans. These commitments expire in March 2004.

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

Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purposes entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company’s consolidated financial statements.

Application of Critical Accounting Policies

The Company’s financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. The information pertaining to the Company’s significant accounting policies is incorporated herein by reference to Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements and in the discussion under “Allowance for Loan Losses” contained in the Form 10-K.

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

The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company. Rising interest rates could cause the cost of liabilities to rise faster than the yield on assets. Conversely, the Company’s interest rate spread and margin could be negatively affected in a declining interest rate environment if prepayments were to increase and the Company were to reinvest such proceeds at a lower rate. The Company’s spread and margin would also be negatively impacted if deposit interest rates did not decline commensurate with asset yields in such a declining interest rate environment. Similarly, spreads and margins would contract in a so-called flat- or inverse-yield curve environment, in which traditional spreads between short- and long-term interest rates were to be compressed or become negative.

In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination of (a) adjustable rate mortgages with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a five year or seven year initial fixed period; (b) shorter-term adjustable-rate loans, such as home equity loans and lines of credit; and (c) multi-family and commercial real estate loans; (2) selling longer-term fixed-rate loans; (3) emphasizing core deposit growth by offering deposit products with a variety of interest rates; (4) preparing and monitoring income simulation models, static gap and asset/liability funding matrix reports; and (5) selectively utilizing off-balance sheet derivatives and hedging instruments, such as interest rate swaps, caps and floors.

On-balance sheet derivatives and hedging instruments

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. The Company utilizes various derivative instruments for asset/liability management and other purposes. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

Interest rate swap agreements

The Company uses an interest rate swap agreement to hedge a portfolio of variable rate, home equity lines of credit. These loans expose the Company to variability in interest payments due to changes in interest rates. If interest rates decrease, interest income decreases. Conversely, if interest rates increase, interest income increases. During 2002, management believed it prudent to limit the variability of a portion of these interest receipts and entered into an interest rate swap agreement. The terms of the interest rate swap agreement call for the Company to receive fixed interest rate payments and remit variable rate interest rate payments. The interest rate swap is designated as a cash flow hedge.

At December 31, 2003 and 2002, the information (dollars in thousands) pertaining to the outstanding interest rate swap agreement used to hedge variable rate loans was as follows:

	Years Ended December 31,
	2003	2002
Notional amount	$5,000	$5,000
Pay rate (based upon the prime rate)	4.00%	4.25%
Receive rate	7.64%	7.64%
Maturity in years	3.3	4.3
Unrealized gain relating to interest rate swap	$340	$414

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

At December 31, 2003 and 2002, the information (dollars in thousands) pertaining to the outstanding interest rate swap agreements used to hedge a portfolio of brokered certificates of deposit was as follows:

	December 31,
	2003	2002
Notional amount	$20,000	$20,000
Weighted average pay rate	1.16%	1.62%
Weighted average receive rate	4.25%	5.25%
Weighted average maturity in years	8.6	7.1
Unrealized (loss) gain relating to interest rate swaps	$(286)	$452

These agreements provide for the Company to make payments of a variable rate determined by a specified index (one or three-month LIBOR) in exchange for receiving payments at a fixed rate.

All swaps outstanding at December 31, 2002 were called in 2003. All swaps outstanding at December 31, 2003 are callable by the counter party to the agreement in March or April 2004 and semi-annually thereafter.

Income simulation analysis. The Company uses income simulation modeling in order to analyze its interest rate risk under various scenarios. The income simulation model is designed to measure the performance of the Company’s net interest income based upon potential changes in interest rates over a select period of time. The model consists of current data related to cash flow characteristics, repricing opportunities, maturities and current rates for all interest-earning assets and interest-bearing liabilities. In addition, management makes certain assumptions associated with prepayment speeds, maturities for non-certificate deposits, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The model does not include assumptions about future changes to the structure of the balance sheet or actions the Company may take to mitigate projected risks. The income simulation model is produced for several interest rate environments including a flat rate scenario (i.e. no change in current interest rates) over a twelve month period. A second and third model are produced in which a gradual increase of 200 basis points and a decrease of 100 basis points occurs over a twelve month period. Other models are produced, as appropriate, to simulate the flattening or steepening of the yield curve. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The resultant changes in net interest income are then measured against the flat rate scenario. For the years ended December 31, 2003 and 2002, the model projects reductions of 0.96% and 1.48%, respectively, in the down 100 basis points scenario during the next twelve months. In an up 200 basis points environment, the model forecasts net interest income contraction of 1.81% and 1.06%, respectively, for the years ended December 31, 2003 and 2002. The variability calculated in these models is well within the guidelines established by the Company’s interest rate risk policy.

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

Gap analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2003 and 2002, the Company’s one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was positive 6.84% and 9.16%, respectively. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on interest-earning assets increasing at a rate faster than its cost of its interest-bearing liabilities than if it had a negative gap. Conversely, during a period of falling interest rates, an institution with a positive gap would tend to have its interest-earning assets repricing downward at a faster rate than its interest-bearing liabilities as compared to an institution with a negative gap which, consequently, may tend to negatively affect the growth of its net interest income.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “Gap Table”). The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2003, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments for selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. The mortgage-backed securities portfolio was assumed to prepay at a rate of between 10.14% and 42.48% annually. The stratification of savings deposits (including NOW, savings and money market accounts) is based on management’s philosophy of repricing core deposits in response to changes in the general interest rate environment. Prepayment rates can have a significant impact on the Company’s estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan prepayment activity.

	At December 31, 2003
	1 Year or Less		More than 1 Year to 2 Years		More than 2 Years to 3 Years		More than 3 Years to 4 Years		More than 4 Years to 5 Years		More than 5 Years		Total Amount	Fair Value (3)
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
	(Dollars in Thousands)
Interest-earning assets (1):
Mortgage-backed securities	$43,025	4.68%	$33,271	4.44%	$25,024	4.36%	$20,558	4.62%	$16,787	4.02%	$37,213	4.58%	$175,878	$178,065
Debt securities	81	4.93%	88	4.93%	17,349	6.91%	4,085	6.33%	1,090	6.93%	23,981	7.27%	46,674	50,082
Equity securities	—	—	—	—	—	—	—	—	—	—	5,169	2.37%	5,169	5,229
FHLB stock	15,373	2.75%	—	—	—	—	—	—	—	—	—	—	15,373	15,373
Loans, net	205,404	4.95%	86,620	5.57%	65,810	5.47%	49,347	6.04%	24,923	5.68%	65,858	6.65%	497,962	510,062
Other	8,184	0.69%	—	—	—	—	—	—	—	—	—	—	8,184	8,184

Total interest-earning assets	$272,067		$119,979		$108,183		$73,990		$42,800		$132,221		$749,240	$766,995

Interest-bearing liabilities:
Savings accounts	$6,192	0.72%	$—	—	$—	—	$—	—	$—	—	$77,576	0.53%	$83,768	$83,768
Money market accounts	60,179	1.03%	—	—	—	—	—	—	—	—	—	—	60,179	60,179
NOW accounts	12,354	1.03%	—	—	—	—	—	—	—	—	48,448	0.26%	60,802	60,802
Certificates of deposit	89,513	2.22%	51,750	3.23%	12,081	2.88%	13,545	5.35%	—	—	19,714	1.03%	186,603	189,016
Borrowings	49,403	1.44%	83,095	5.10%	27,256	3.77%	25,421	3.54%	15,889	3.14%	90,000	4.90%	291,064	303,925

Total interest-bearing liabilities	$217,641		$134,845		$39,337		$38,966		$15,889		$235,738		$682,416	$697,690

Interest-rate sensitivity gap (2)	$54,426		$(14,866)		$68,846		$35,024		$26,911		$(103,517)		$66,824

Cumulative interest-rate sensitivity gap	$54,426		$39,560		$108,406		$143,430		$170,341		$66,824

Cumulative interest sensitivity gap as a percentage of total assets	6.84%		4.97%		13.62%		18.02%		21.40%		8.39%
Cumulative interest sensitivity gap as a percentage of total interest earning assets	7.26%		5.28%		14.47%		19.14%		22.74%		8.92%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	125.01%		111.22%		127.67%		133.29%		138.14%		109.79%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments and contractual maturities.
(2)	Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.
(3)	The fair values of securities available for sale, including mortgage-backed securities, and trading account securities are based on quoted market prices.
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
The fair values for FHLB advances are estimated using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Woronoco Bancorp, Inc.

Westfield, Massachusetts

We have audited the consolidated balance sheets of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

WOLF & COMPANY, P.C.

Boston, Massachusetts

January 21, 2004

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands, except share data)
ASSETS

Cash and due from banks	$18,110	$17,600
Interest-bearing deposits	1,069	731
Federal funds sold	7,115	9,470

Cash and cash equivalents	26,294	27,801

Trading securities	—	16,284
Securities available for sale, at fair value	233,376	155,306
Federal Home Loan Bank stock, at cost	15,373	13,795
Loans, net of allowance for loan losses ($3,280 at December 31, 2003 and $3,156 at December 31, 2002)	497,962	470,224
Premises and equipment, net	10,131	10,343
Accrued interest receivable	3,156	3,385
Goodwill and other intangible assets, net	1,835	1,889
Cash surrender value of life insurance	6,143	2,602
Other assets	1,782	4,007

	$796,052	$705,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$419,473	$370,650
Mortgagors’ escrow accounts	1,825	1,597
Short-term borrowings	42,466	56,235
Long-term debt	248,598	197,000
Net deferred tax liability	551	589
Accrued expenses and other liabilities	4,396	5,155

Total liabilities	717,309	631,226

Commitments and contingencies (notes 11 and 13)

Stockholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; 5,998,860 shares issued)	60	60
Additional paid-in capital	60,337	59,020
Unearned compensation	(3,087)	(3,951)
Retained earnings	48,365	44,641
Accumulated other comprehensive income	3,731	5,222
Treasury stock, at cost (2,366,886 shares at December 31, 2003 and 2,431,191 shares at December 31, 2002)	(30,663)	(30,582)

Total stockholders’ equity	78,743	74,410

Total liabilities and stockholders’ equity	$796,052	$705,636

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$28,578	$30,041	$29,753
Interest and dividends on securities:
Taxable interest	7,263	7,390	8,729
Tax exempt interest	976	981	54
Dividends	1,949	3,047	3,277
Trading account securities	476	—	—
Federal funds sold	47	136	233
Other	15	55	269

Total interest and dividend income	39,304	41,650	42,315

Interest expense:
Deposits	6,692	8,133	10,825
Short-term borrowings	2,004	678	2,838
Long-term debt	10,549	11,949	9,657

Total interest expense	19,245	20,760	23,320

Net interest and dividend income	20,059	20,890	18,995
Provision for loan losses	173	502	195

Net interest income, after provision for loan losses	19,886	20,388	18,800

Non-interest income:
Fee income	3,596	2,689	2,450
Insurance commissions	1,256	814	494
Gain (loss) on sales, disposition and impairment of securities, net	580	(136)	393
Net gain (loss) on trading account activities	608	(2,086)	—
Gain on sales of loans, net	1,200	1,198	785
Gain on sale of supermarket branches	183	815	—
Penalty for prepayment of FHLB advances	(539)	—	—
Gain (loss) on derivative instruments and hedging activities	—	1	(78)
Covered call option income	19	43	128
Miscellaneous	—	4	—

Total non-interest income	6,903	3,342	4,172

Non-interest expenses:
Salaries and employee benefits	9,899	9,159	8,535
Occupancy and equipment	2,067	2,235	2,206
Marketing	667	793	702
Professional services	1,408	1,067	1,096
Data processing	1,046	952	908
Other general and administrative	2,860	2,851	2,813

Total non-interest expenses	17,947	17,057	16,260

Income before income taxes and cumulative effect of change in accounting principle	8,842	6,673	6,712
Provision for income taxes	2,555	1,751	2,303

Income before cumulative effect of change in accounting principle	6,287	4,922	4,409
Cumulative effect of change in accounting for derivative instruments, net of tax benefit of $92	—	—	(161)

Net income	$6,287	$4,922	$4,248

Earnings per share:
Basic	$1.90	$1.48	$1.20
Diluted	$1.77	$1.38	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In thousands, except share data)
Balance at December 31, 2000	$60	$57,954	$(5,742)	$38,311	$365	$(20,189)	$70,759

Comprehensive income:
Net income	—	—	—	4,248	—	—	4,248
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,132	—	1,132

Total comprehensive income							5,380

Decrease in unearned compensation	—	241	908	—	—	—	1,149
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	99	—	—	—	—	99
Reissuance of treasury shares in connection with stock option exercises (3,150 shares)	—	—	—	(2)	—	37	35
Cash dividends paid ($0.3175 per share)	—	—	—	(1,118)	—	—	(1,118)
Treasury stock purchased (420,346 shares)	—	—	—	—	—	(6,455)	(6,455)

Balance at December 31, 2001	60	58,294	(4,834)	41,439	1,497	(26,607)	69,849

Comprehensive income:
Net income	—	—	—	4,922	—	—	4,922
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	3,454	—	3,454
Net gain on derivative instruments	—	—	—	—	271	—	271

Total comprehensive income							8,647

Decrease in unearned compensation	—	422	883	—	—	—	1,305
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	304	—	—	—	—	304
Reissuance of treasury shares in connection with stock option exercises (67,455 shares)	—	—	—	(159)	—	833	674
Cash dividends paid ($0.47 per share)	—	—	—	(1,561)	—	—	(1,561)
Treasury stock purchased (237,054 shares)	—	—	—	—	—	(4,808)	(4,808)

Balance at December 31, 2002	60	59,020	(3,951)	44,641	5,222	(30,582)	74,410

Comprehensive income:
Net income	—	—	—	6,287	—	—	6,287
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(1,421)	—	(1,421)
Net gain on derivative instruments	—	—	—	—	(70)	—	(70)

Total comprehensive income							4,796

Decrease in unearned compensation	—	705	864	—	—	—	1,569
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	598	—	—	—	—	598
Treasury stock reissued in connection with stock option exercises (144,046 shares)	—	14	—	(429)	—	1,835	1,420
Cash dividends paid ($0.65 per share)	—	—	—	(2,134)	—	—	(2,134)
Treasury stock purchased (79,741 shares)	—	—	—	—	—	(1,916)	(1,916)

Balance at December 31, 2003	$60	$60,337	$(3,087)	$48,365	$3,731	$(30,663)	$78,743

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$6,287	$4,922	$4,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	173	502	195
Net amortization (accretion) of investments	955	444	(20)
Depreciation and amortization	961	1,068	1,064
Amortization of goodwill and other intangible assets	54	50	78
Amortization of mortgage servicing rights	192	67	27
Employee stock ownership plan expense	1,079	816	672
Stock-based incentive plan expense	490	489	477
Deferred tax (benefit) provision	888	(431)	(190)
Covered call option income	(19)	(43)	(128)
(Gain) loss on sales, disposition and impairment of securities, net	(580)	136	(393)
Proceeds from sales of trading securities	16,892	—	—
Net (gain) loss on trading activities	(608)	2,086	—
Gain on sales of loans, net	(1,200)	(1,198)	(785)
Gain on sale of other real estate owned	—	—	(21)
Gain on sale of supermarket branches, net of expenses	(183)	(815)	—
Loans originated and held for sale	(40,224)	(30,385)	(17,461)
Proceeds from sale of loans held for sale	40,917	31,035	32,133
Changes in operating assets and liabilities:
Accrued interest receivable	229	(349)	338
Accrued expenses and other liabilities	(157)	(1,463)	4,108
Other, net	1,865	(1,875)	(1,673)

Net cash provided by operating activities	28,011	5,056	22,669

Cash flows from investing activities:
Proceeds from sales of securities available for sale	25,303	8,618	4,387
Purchases of securities available for sale	(170,673)	(37,821)	(29,125)
Principal payments on securities available for sale	62,079	33,277	30,931
Proceeds from maturities of securities available for sale	2,503	—	—
Call option premiums received	15	67	171
Purchases of Federal Home Loan Bank stock	(1,578)	(45)	—
Loan purchases	(34,033)	—	—
Loans originations and principal collections, net	6,182	(42,692)	(36,339)
Additions to premises and equipment	(837)	(450)	(1,105)
Proceeds from sales of premises and equipment, net	99	201	—
Purchase of bank-owned life insurance	(3,000)	—	—
Proceeds from sales of foreclosed real estate	—	—	359
Payment to purchase insurance agencies	—	—	(1,303)

Net cash used in investing activities	(113,940)	(38,845)	(32,024)

Cash flows from financing activities:
Net increase in deposits, excluding deposits sold	53,079	43,520	10,805
Sale of supermarket branch deposits, net of premium and expenses	(4,084)	(8,105)	—
Net decrease in short-term borrowings	(27,769)	(19,806)	(91,990)
Proceeds from issuance of long-term debt	81,580	24,000	100,000
Repayments of long-term debt	(15,982)	—	—
Net increase in mortgagors’ escrow accounts	228	467	259
Cash dividends paid	(2,134)	(1,561)	(1,118)
Treasury stock purchased	(1,916)	(4,808)	(6,795)
Reissuance of treasury stock in connection with stock option exercises	1,420	674	35

Net cash provided by financing activities	84,422	34,381	11,196

Net change in cash and cash equivalents	(1,507)	592	1,841
Cash and cash equivalents at beginning of period	27,801	27,209	25,368

Cash and cash equivalents at end of period	$26,294	$27,801	$27,209

Supplemental cash flow information:
Interest paid on deposits	$7,350	$9,136	$12,034
Interest paid on borrowings	12,633	12,561	12,524
Income taxes paid	2,504	2,130	1,726
Transfer of long-term debt to short-term borrowings	14,000	32,000	—
Net due to brokers for investment securities transactions	—	—	3,047

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of Woronoco Bancorp, Inc. and its wholly-owned subsidiaries, Woronoco Savings Bank (the “Bank”) and WRO Funding Corporation (collectively, the “Company”). The accounts of the Bank include all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Business

The Company provides a variety of financial services, including trust and financial management services, and various deposit and lending products to individuals and small businesses through its nine offices in western Massachusetts. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential, commercial mortgage, consumer and home equity loans.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business (concluded)

Prior to the acquisitions of Keyes & Mattson Insurance Agency in 2001 and Agan Insurance Agency in 2000, the Company’s chief decision-makers monitored the revenue streams of the various products and services, while the Company’s operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Company’s operations were considered by management to be aggregated in one reportable operating segment. Subsequent to the acquisitions of the insurance agencies, the Company’s operations continue to be aggregated in one reportable operating segment, except for KMA which is evaluated on a stand-alone basis.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities (concluded)

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The Company originates mortgage, commercial and consumer loans for its customers. A substantial portion of the loan portfolio is represented by mortgage loans in the Company’s primary market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans (concluded)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount.

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

Interest rate cap agreements

The Company utilizes interest rate caps to limit the Company’s exposure to rising interest rates on its borrowings. Under these agreements, the Company pays premiums for the right to receive cash flow payments in excess of the predetermined cap rate; thus, effectively “capping” its interest rate cost for the duration of the agreements. Prior to the adoption of SFAS No. 133, the Company accounted for the premiums paid under SFAS No. 80, “Accounting for Futures Contracts,” for hedge accounting. Under SFAS No. 80, the premiums paid were amortized on a straight line method over the term of coverage as a prepaid expense. With the adoption of SFAS No. 133, the interest rate cap is carried on the balance sheet at fair value with the time and option volatility changes reflected in the current statement of income.

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

Goodwill and other intangible assets, net

The Company recorded goodwill of $1,785 and intangible assets of $150 in connection with the acquisition of KMA. Goodwill is evaluated for impairment on an annual basis. The intangible assets consist of non-competition agreements and customer lists and are being amortized on a straight-line basis over three years. Amortization expense for the years ended December 31, 2003, 2002 and 2001 amounted to $54, $50 and $78, respectively.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock compensation plans (continued)

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

At December 31, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 16. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

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

	Years Ended December 31,
	2003	2002	2001
Net income, as reported	$6,287	$4,922	$4,248
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(526)	(352)	(316)

Pro forma net income	$5,761	$4,570	$3,932

Earnings per share:
Basic-as reported	$1.90	$1.48	$1.20

Basic-pro forma	$1.74	$1.37	$1.11

Diluted-as reported	$1.77	$1.38	$1.14

Diluted-pro forma	$1.62	$1.28	$1.06

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

Earnings per common share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.

Earnings per common share for the years ended December 31, 2003, 2002 and 2001 have been computed based upon the following:

	Years Ended December 31,
	2003	2002	2001
Net income applicable to common stock	$6,287	$4,922	$4,248

Average number of common shares outstanding	3,312,890	3,327,388	3,531,314
Effect of dilutive options	232,957	236,866	188,910

Average number of common shares outstanding used to calculate diluted earnings per common share	3,545,847	3,564,254	3,720,224

For the years ended December 31, 2002 and 2001, the Company granted options of 42,722 and 10,000, respectively, which were anti-dilutive and therefore not included in the earnings per share calculation. No options granted were anti-dilutive for the year ended December 31, 2003.

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2003	2002	2001
Unrealized holding (losses) gains on available-for-sale securities	$(1,763)	$3,471	$2,144
Reclassification adjustment for gains realized in income	(580)	(350)	(602)

Net unrealized (losses) gains	(2,343)	3,121	1,542
Reclassification adjustment for impairment losses realized in income	—	486	209
Reclassification adjustment for losses related to transfer of equity securities from available-for-sale to trading	—	2,086	—

Net unrealized (losses) gains	(2,343)	5,693	1,751
Tax effect	922	(2,239)	(619)

	(1,421)	3,454	1,132

Change in fair value of derivatives used for cash flow hedges	(74)	414	—
Tax effect	4	(143)	—

	(70)	271	—

	$(1,491)	$3,725	$1,132

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (concluded)

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	December 31,
	2003	2002
Net unrealized gain on securities available-for-sale	$5,655	$7,998
Tax effect	(2,125)	(3,047)

Net-of-tax amount	3,530	4,951

Net unrealized gain on derivatives used for cash flow hedges	340	414
Tax effect	(139)	(143)

Net-of-tax amount	201	271

	$3,731	$5,222

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purposes entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company’s consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2003 and 2002, these reserve balances amounted to $5,145 and $5,464, respectively.

3.	TRADING ACTIVITIES

On December 31, 2002, the Company transferred almost all of its common and preferred equity securities from available-for-sale to trading. At December 31, 2002, trading assets, at fair value, were $16,284. There were no securities classified as trading during the year ended December 31, 2001. The net loss on trading activities included in earnings was $2,086 for the year ended December 31, 2002. During 2003, the Company liquidated its trading portfolio. The Company recognized a net gain of $608 from trading activities for the year ended December 31, 2003.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. agencies	$5,081	$288	$—	$5,369
Municipal bonds	21,442	835	—	22,277
Mortgage-backed	175,878	3,032	(845)	178,065
Trust preferred	20,151	2,285	—	22,436

Total debt securities	222,552	6,440	(845)	228,147

Mutual funds	5,054	94	(34)	5,114
Marketable equity securities	115	—	—	115

Total securities	$227,721	$6,534	$(879)	$233,376

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. agencies	$28,207	$928	$—	$29,135
Municipal bonds	21,454	496	—	21,950
Mortgage-backed	77,652	4,921	—	82,573
Trust preferred	19,885	1,653	—	21,538

Total debt securities	147,198	7,998	—	155,196

Marketable equity securities	110	—	—	110

Total securities	$147,308	$7,998	$—	$155,306

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES AVAILABLE FOR SALE (continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2003 follows:

	December 31, 2003
	Amortized Cost	Fair Value
Over 1 year through 5 years	$5,081	$5,369
Over 10 years	41,593	44,713

	46,674	50,082
Mortgage-Backed Securities	175,878	178,065

	$222,552	$228,147

At December 31, 2003 and 2002, the Company has pledged securities available for sale with an amortized cost of $15,609 and $4,047, respectively, and a fair value of $16,792 and $4,242 respectively, as collateral against its treasury tax and loan account, interest rate swap agreements and repurchase agreements.

Proceeds from sales of securities available for sale during the years ended December 31, 2003, 2002 and 2001 amounted to $25,303, $8,618 and $4,387, respectively. Gross realized gains of $611, $592 and $822, and gross realized losses of $31, $242 and $220, were realized during the years ended December 31, 2003, 2002 and 2001, respectively. The tax provision applicable to these net realized gains and losses amounted to $168, $92 and $206, respectively.

For the year ended December 31, 2002, gross gains of $762 and gross losses of $2,848 were included in the net loss on trading activities as a result of transfers of securities from available-for-sale to trading.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES AVAILABLE FOR SALE (concluded)

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Debt securities:
U.S. agencies	$—	$—
Municipal bonds	—	—
Mortgage-backed	845	77,082
Trust preferred	—	—

Total debt securities	845	77,082
Mutual funds	34	4,178
Marketable equity securities	—	—

Total temporarily-impaired securities available for sale	$879	$81,260

As of December 31, 2003, there were no securities with gross unrealized losses for a period of over twelve months.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2003, debt securities and bonds mutual funds with gross unrealized losses have aggregate depreciation of approximately 1% from the Company’s amortized cost basis. All holdings are investment grade with a majority being issued or guaranteed by a federal government agency. Management believes that the current unrealized loss position on all of these securities is the result of the current interest rate environment. As the bond market has been in a prolonged low interest rate cycle, market anticipation is that rates may increase in the near future which in turn causes lower valuations on current holdings. As management has the ability to hold these debt securities and bonds mutual funds for the foreseeable future, no declines are deemed to be other than temporary.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

5.	LOANS AND SERVICING

A summary of the balances of loans follows:

	December 31,
	2003	2002
Residential mortgage	$321,067	$293,429
Home equity loans and lines of credit	80,168	83,222
Commercial real estate	61,342	53,486
Construction	20,106	31,456
Consumer	9,484	11,476
Commercial	14,931	11,136

Total loans	507,098	484,205
Net deferred loan origination costs	817	802
Unadvanced loan funds	(6,673)	(11,627)
Allowance for loan losses	(3,280)	(3,156)

Loans, net	$497,962	$470,224

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2003	2002	2001
Balance at beginning of period	$3,156	$2,701	$2,590
Provision for loan losses	173	502	195
Recoveries	99	81	38
Loans charged-off	(148)	(128)	(122)

Balance at end of period	$3,280	$3,156	$2,701

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

LOANS AND SERVICING (continued)

The following is a summary of the impaired and nonaccrual loans:

	December 31,
	2003	2002
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	—	19

Total impaired loans	$—	$19

Valuation allowance related to impaired loans	$—	$19

Nonaccrual loans	$417	$1,106

No additional funds are committed to be advanced in connection with impaired loans.

There were no loans past-due ninety days or more for which interest was still accruing at December 31, 2003 and 2002.

	Years Ended December 31,
	2003	2002	2001
Average recorded investment in impaired loans	$6	$46	$177

Interest income recognized on an accrual basis on impaired loans	$—	$1	$—

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

LOANS AND SERVICING (concluded)

The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $76,372 and $61,761 at December 31, 2003 and 2002, respectively. All loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets. There were no loans held for sale at December 31, 2003 or 2002.

A summary of the activity in the balances of capitalized servicing rights follows:

	Years Ended December 31,
	2003	2002	2001
Balance at beginning of period	$520	$250	$107
Additions	373	337	170
Amortization	(192)	(67)	(27)

Balance at end of period	$701	$520	$250

The fair values of these rights approximate carrying amounts.

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows:

	December 31,		Estimated Useful Lives
	2003	2002
Banking premises:
Land	$1,110	$1,110
Buildings and improvements	9,890	9,773	5 - 40 years
Equipment	6,548	6,165	3 - 10 years
Construction in progress	—	109

	17,548	17,157
Less accumulated depreciation and amortization	(7,417)	(6,814)

	$10,131	$10,343

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 amounted to $961, $1,068 and $1,064, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2003	2002
Non-interest-bearing demand	$28,121	$22,388
NOW	60,802	66,944
Money market	60,179	47,500
Regular savings	83,768	77,120

Total non-certificate accounts	232,870	213,952

Certificate accounts less than $100,000	157,229	139,100
Certificate accounts of $100,000 or more	29,374	17,598

Total certificate accounts	186,603	156,698

	$419,473	$370,650

Certificate accounts include $52,232 in brokered certificates of deposit at an average rate of 4.02% at December 31, 2003.

Certificate accounts include $43,205 in brokered certificates of deposit at an average rate of 4.91% at December 31, 2002.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

DEPOSITS (concluded)

A summary of certificate accounts, by maturity, is as follows:

	December 31, 2003			December 31, 2002
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
Within 1 year	$95,651		2.37%	$81,740		2.79%
After 1 year to 3 years	57,693		3.01%	40,699		3.77%
After 3 years to 5 years	13,545		5.00%	13,807		5.00%
After 5 years	19,714	(1)	4.25%	20,452	(2)	5.25%

	$186,603		2.96%	$156,698		3.55%

(1)	Includes $19,714 of brokered deposits callable on March 25 and April 24, 2004.
(2)	Includes $20,000 of brokered deposits callable on July 18 and July 25, 2003.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

	December 31,
	2003	2002
Federal Home Loan Bank advances	$32,000	$56,000
Repurchase agreements	10,466	235

	$42,466	$56,235

Federal Home Loan Bank

Federal Home Loan Bank advances mature within one year at a weighted average rate of 1.29% and 3.96% at December 31, 2003 and 2002, respectively. The Bank also has an available line of credit with the Federal Home Loan Bank of Boston (the “FHLB”) at an interest rate that adjusts daily. As of December 31, 2003 and 2002, there were no amounts outstanding on this line of credit. Borrowings under the line are limited to 2% of the Bank’s total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the carrying value of mortgage-backed securities issued by U.S. government agencies.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SHORT-TERM BORROWINGS (concluded)

Federal Home Loan Bank (concluded)

Additionally, as a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

Repurchase agreements

Securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2003	2002
Balance at year-end	$10,466	$235
Average amount outstanding during year	4,895	153
Interest expense incurred during year	67	3
Maximum amount outstanding at any month-end	10,466	235
Weighted average interest rate during the year	1.37%	1.96%
Weighted average interest rate on year-end balances	1.38%	1.54%

Mortgage-backed securities available for sale, with a market value of $12,437 and $330 and an amortized cost of $11,498 and $326 are pledged to secure the repurchase agreements at December 31, 2003 and 2002, respectively. The securities pledged to secure the repurchase agreements are under the Company’s control.

Federal Reserve Bank of Boston

Commercial loans with a principal balance of $1,453 and $1,886 were pledged to the Federal Reserve Bank of Boston as of December 31, 2003 and 2002, respectively, as security for a liquidity line of credit. No amounts were outstanding as of December 31, 2003 or 2002 under this line of credit.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2003		December 31, 2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
2004	$—	—	$14,000	4.40%
2005	76,000	5.36%	63,000	6.04%
2006	20,000	4.32%	12,000	5.33%
2007	18,000	4.29%	18,000	4.29%
2008 (a)	44,598	2.48%	—	—
2010	20,000	4.78%	20,000	4.78%
2011	70,000	4.93%	70,000	4.93%

Total FHLB advances	$248,598	4.51%	$197,000	5.20%

(a)	Includes amortizing advances requiring monthly principal and interest payments of $618.

Certain FHLB advances are callable in 2004 and 2006. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the carrying value of mortgage-backed securities issued by U.S. government agencies.

As a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions, before the cumulative effect of a change in accounting principle, is as follows:

	Years Ended December 31,
	2003	2002	2001
Current tax provision:
Federal	$1,461	$1,815	$2,310
State	206	367	183

	1,667	2,182	2,493

Deferred tax provision (benefit):
Federal	915	(432)	(108)
State	(27)	1	(82)

	888	(431)	(190)

	$2,555	$1,751	$2,303

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates, before the cumulative effect of a change in accounting principle, are summarized as follows:

	Years Ended December 31,
	2003	2002	2001
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1.3	3.6	1.0
Dividends received deduction	(1.3)	(2.8)	(2.6)
Tax-exempt interest	(3.8)	(5.0)	—
Other, net	(1.3)	(3.6)	1.9

Effective tax rates	28.9%	26.2%	34.3%

The components of the net deferred liability are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Federal	$1,890	$2,792
State	493	461

	2,383	3,253

Deferred tax liabilities:
Federal	(2,419)	(3,178)
State	(515)	(664)

	(2,934)	(3,842)

Net deferred tax liability	$(551)	$(589)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (continued)

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2003	2002
Net unrealized gain on securities available for sale	$(2,125)	$(3,047)
Net unrealized gain from cash flow hedge	(139)	(143)
Charitable contribution carryforward	460	657
Depreciation	(8)	8
Deferred income	(662)	(651)
Allowance for loan losses	1,342	1,291
Employee benefit plans	541	321
Other-than-temporary declines in value	—	935
Other	40	40

Net deferred tax liability	$(551)	$(589)

At December 31, 2003, the Company had a charitable contribution carryover for tax return purposes of approximately $1,353, which will expire on December 31, 2004 if not utilized.

A summary of the change in the net deferred tax (liability) asset is as follows:

	Years Ended December 31,
	2003	2002	2001
Balance at beginning of period	$(589)	$1,362	$1,791
Deferred tax benefit (provision)	(888)	431	190
Deferred tax effects of net unrealized gain on securities available for sale	922	(2,239)	(619)
Deferred tax effect of net unrealized gain on cash flow hedge	4	(143)	—

Balance at end of period	$(551)	$(589)	$1,362

There was no valuation allowance for deferred tax assets as of December 31, 2003, 2002 and 2001.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2003	2002
Commitments to grant loans:
Fixed-rate	$2,454	$10,251
Variable-rate	5,958	5,558
Unadvanced funds on lines of credit	84,536	74,310
Standby letters of credit	1,238	584

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. These financial instruments are generally collateralized by real estate or other business assets.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s consolidated balance sheet at fair value at inception. The Company considers standby letters of credit to be guarantees under FIN 45. The amount of the liability related to guarantors recorded at December 31, 2003 is not material.

As of December 31, 2003, the Company has committed to purchase $57,700 of adjustable rate residential mortgage loans.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (concluded)

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2003, future minimum operating lease commitments pertaining to banking premises are as follows:

2004	$256
2005	204
2006	204
2007	183
2008	166
Thereafter	2,240

$3,253

Annual real estate taxes assessed to the leased premises will be added to the basic rental scheduled above. The leases contain options to extend for periods from five to ten years. The cost of such rentals is not included above.

Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $237, $304 and $282, respectively.

12.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Financial Instruments

The Company utilizes various derivative instruments primarily for asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

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

At December 31, 2003 and 2002 the information pertaining to the outstanding interest rate swap agreement used to hedge variable rate loans was as follows:

	Years Ended December 31,
	2003	2002
Notional amount	$5,000	$5,000
Pay rate (based upon the prime rate)	4.00%	4.25%
Receive rate	7.64%	7.64%
Maturity in years	3.3	4.3
Unrealized gain relating to interest rate swap	$340	$414

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (concluded)

Derivative Financial Instruments (concluded)

Interest Rate Swap Agreements (concluded)

	December 31,
	2003	2002
Notional amount	$20,000	$20,000
Weighted average pay rate	1.16%	1.62%
Weighted average receive rate	4.25%	5.25%
Weighted average maturity in years	8.6	7.1
Unrealized (loss) gain relating to interest rate swaps	$(286)	$452

These agreements provide for the Company to make payments of a variable rate determined by a specified index (one or three-month LIBOR) in exchange for receiving payments at a fixed rate.

All swaps outstanding at December 31, 2002 were called in 2003. All swaps outstanding at December 31, 2003 are callable by the counter party to the agreement in March or April 2004 and semi-annually thereafter.

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

(Dollars in Thousands)

OTHER COMMITMENTS AND CONTINGENCIES (concluded)

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

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2003 will have no material effect on the Company’s consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank met all capital adequacy requirements to which it was subject.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital to Risk Weighted Assets
Company	$76,414	15.9%	N/A	N/A	N/A	N/A
Bank	$65,200	13.5%	$38,504	8.0%	$48,130	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$73,107	15.2%	N/A	N/A	N/A	N/A
Bank	$61,893	12.9%	$19,252	4.0%	$28,878	6.0%
Tier 1 Capital to Average Assets
Company	$73,107	9.3%	N/A	N/A	N/A	N/A
Bank	$61,893	7.9%	$31,327	4.0%	$39,159	5.0%

As of December 31, 2002:
Total Capital to Risk Weighted Assets
Company	$70,403	15.8%	N/A	N/A	N/A	N/A
Bank	$63,074	14.1%	$35,671	8.0%	$44,589	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$67,247	15.1%	N/A	N/A	N/A	N/A
Bank	$59,918	13.4%	$17,836	4.0%	$26,753	6.0%
Tier 1 Capital to Average Assets
Company	$67,247	9.6%	N/A	N/A	N/A	N/A
Bank	$59,918	8.6%	$27,882	4.0%	$34,853	5.0%

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

15.	EMPLOYEE BENEFIT PLANS

Defined benefit plan

The Bank terminated its defined benefit pension plan effective December 31, 2000. The final plan settlement was approved by the IRS in 2001. The final settlement of the plan, including the distribution of all plan assets, occurred in 2002 and resulted in the recognition of an additional gain of $644.

	Plan Years Ended October 31,
	2002	2001
Change in plan assets:
Fair value of plan assets at beginning of year	$5,049	$5,716
Actual return on plan assets	—	60
Benefits paid	(5,049)	(727)

Fair value of plan assets at end of year	—	5,049

Change in benefit obligation:
Benefit obligation at beginning of year	4,956	4,278
Interest cost	—	304
Actuarial loss	—	1,404
Benefits paid	(5,049)	(727)
Plan amendments	—	1,416
Curtailment of plan	—	(1,719)
Other	93	—

Benefit obligation at end of year	—	4,956

Funded status	—	94
Deferred gain	—	(738)

Accrued pension cost	$—	$(644)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

Defined benefit plan (concluded)

The components of net periodic pension (benefit) cost are as follows:

	Plan Years Ended October 31,
	2002	2001
Interest cost	$—	$304
Expected return on plan assets	—	(229)
Recognized net actuarial gain	—	(104)
Recognized curtailment gain	(644)	(270)

	$(644)	$(299)

The assumptions used to determine the benefit obligation are as follows:

	2002	2001
Discount rates on benefit obligations	N/A	6.75%
Rates of increase in compensation levels	N/A	4.50
Expected long-term rates of return on plan assets	N/A	4.00

Defined contribution plan

The Bank has a 401(k) plan, where each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period, beginning with such employee’s date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 75% of their compensation, subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 3% of compensation and also contributes 3% of compensation for all participating employees. Total 401(k) plan expense for the years ended December 31, 2003, 2002 and 2001 amounted to $319, $339 and $276, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (continued)

Directors’ retirement plan

Under terms of a plan approved in 2002, directors are eligible to participate in the plan upon election to the Board of Directors. The purpose of the plan is to provide a benefit upon termination of service or death. The plan provides for benefits based upon years of service. Directors having completed 5 years of service are eligible for the annual retirement benefit upon termination of service, other than for cause. The plan has no assets at December 31, 2003 and 2002. Total expenses incurred under this plan for the years ended December 31, 2003 and 2002 amounted to $243 and $165, respectively.

Under the terms of a predecessor plan, directors were eligible to participate in the plan upon election to the Board of Directors and the retirement benefits vested over a 10-year period. The retirement benefit for any plan year was determined by the performance of related insurance contracts, as defined in the plan. The Company paid a one-time premium to the insurer. The change in the cash surrender value of the life insurance policies was recorded as a reduction to directors’ life insurance expense. The plan has been terminated and replaced with a new plan; however, benefits will continue to be paid out to certain participants of this plan who are not covered by the new plan. The expenses incurred under the predecessor plan for the years ended December 31, 2003, 2002 and 2001 were $116, $19 and $41, respectively.

Supplemental executive retirement plan

Under terms of a plan approved in 2002, certain executives of the Company are eligible for supplemental retirement plan benefits. The plan provides benefits for the executives upon retirement for a period of 20 years. The executives will receive supplemental retirement benefits based upon average annual compensation and years of service. The executives are eligible to receive reduced benefits for early retirement or termination of employment due to good cause or disability. Benefits are payable to the beneficiaries of the executives upon death. The plan has no assets at December 31, 2003 and 2002. Total expenses incurred under this plan for the years ended December 31, 2003 and 2002 were $314 and $212, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS (concluded)

Supplemental executive retirement plan (concluded)

The Bank also has a plan to provide benefits to certain executives that would have been provided under the ESOP, but were not provided as a result of the limitations imposed by the Internal Revenue Code. The Bank recognized expenses for the plan years ended December 31, 2003, 2002 and 2001 totaling $350, $163 and $64, respectively. In 2003, the Company purchased 13,507 shares for the benefit of the executives. These shares are held in a Rabbi trust account and are consolidated in the Company’s financial statements.

16.	STOCK–BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock-based incentive plans

Stock options

Under the Company’s 1999 Stock-Based Incentive and 2001 Stock Option Plans, the Company may grant options to its directors, officers and employees for up to 599,886 and 202,915 shares of common stock, respectively. Both incentive stock options and non-qualified stock options may be granted under the plans. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options granted under the 1999 Stock-Based Incentive Plan vest at 20% per year. Options granted under the 2001 Stock Option Plan vest at the rate determined by the Compensation Committee at the date of grant.

A summary of the status of the Company’s stock option plans for the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Fixed Options:
Outstanding at beginning of year	596,969	$11.21	594,695	$9.91	589,408	$9.75
Granted	73,500	21.71	93,222	18.96	20,478	14.75
Exercised	(144,046)	9.86	(67,455)	9.95	(3,150)	11.08
Forfeited	(3,000)	19.27	(23,493)	12.37	(12,041)	9.76

Outstanding at end of year	523,423	$13.01	596,969	$11.21	594,695	$9.91

Options exercisable at year-end	315,710	$12.27	273,767	$9.73	225,836	$9.70
Weighted-average fair value of options granted during the year	$4.57		$5.62		$6.22

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

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Stock-based incentive plans (continued)

Stock options (concluded)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001
Dividend yield	2.14%	2.31%	2.08%
Expected life in years	10	10	10
Expected volatility	14.26%	13.82%	18.14%
Risk-free interest rate	4.00%	3.92%	5.07%

Information pertaining to stock options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.69	334,543	5.8 years	$9.69	230,281	$9.69
9.69	14,000	6.3 years	9.69	8,000	9.69
11.88	13,088	6.8 years	11.88	6,544	11.88
13.50	7,670	7.0 years	13.50	2,241	13.50
17.90	28,900	8.0 years	17.90	4,100	17.90
18.97	10,000	8.2 years	18.97	2,000	18.97
20.25	10,000	8.3 years	20.25	2,000	20.25
21.10	32,722	8.9 years	21.10	6,544	21.10
22.00	18,500	9.1 years	22.00	—	—
21.60	54,000	9.1 years	21.60	54,000	21.60

Outstanding at end of year	523,423	6.7 years	$13.01	315,710	$12.27

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Stock-based incentive plans (concluded)

Stock awards

Under the Company’s 1999 Stock-Based Incentive Plan, the Company may grant stock awards to its directors, officers and employees for up to 239,954 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the stock awards of $490 in 2003, $489 in 2002 and $477 in 2001.

A summary of the status of the Company’s stock awards granted is presented below. As of December 31, 2003, 189,013 shares were 100% vested.

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of year	237,944	239,954	232,060
Granted	—	—	7,894
Canceled	—	(2,010)	—

Balance, end of year	237,944	237,944	239,954

Weighted-average fair value of stock awards granted during the year	$—	$—	$17.90

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

At December 31, 2003, the remaining principal balance is payable as follows:

Years Ending December 31,
2004	$365
2005	395
2006	426
2007	460
2008	497
Thereafter	930

$3,073

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by First Bankers Trust Company (“Trustee”), which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $1,088, $823 and $672 for the years ended December 31, 2003, 2002 and 2001, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (concluded)

Employee Stock Ownership Plan (concluded)

Shares held by the ESOP include the following:

	December 31,
	2003	2002
Allocated	141,185	113,138
Committed to be released	41,022	41,022
Unallocated	274,288	315,310

	456,495	469,470

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares at December 31, 2003 and December 31, 2002 was $9,943 and $6,826, respectively.

17.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $926 and $1,197 at December 31, 2003 and 2002, respectively.

An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2003	2002
Balance at beginning of year	$1,197	$1,556
Additions	219	269
Repayments	(490)	(628)

Balance at end of year	$926	$1,197

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

18.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to Woronoco Bancorp, Inc. The total amount of dividends that may be paid at any date is generally limited to the Bank’s retained earnings. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. At December 31, 2003 and 2002, the Bank’s retained earnings available for the payment of dividends was $26,696 and $27,403, respectively. Funds available for loans or advances by the Bank to Woronoco Bancorp, Inc. amounted to $6,520 and $6,307 at December 31, 2003 and 2002, respectively. In addition, dividends paid by the Bank to Woronoco Bancorp, Inc. would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

In accordance with Massachusetts conversion regulations, the Bank established a liquidation account for eligible account holders in the amount of approximately $33 million. In the event of a liquidation of the Bank, the eligible account holders will be entitled to receive their pro-rata share of the net worth of the Bank prior to conversion. However, as qualifying deposits of the eligible account holders are reduced, the liquidation account is reduced in an amount proportionate to the reduction in the qualifying deposits accounts.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Trading securities: Fair values for trading securities are based on quoted market prices.

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

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Cash surrender value of life insurance: The carrying amounts of cash surrender value of life insurance approximate fair value.

Deposit liabilities and mortgagors’ escrow accounts: The fair values of non-certificate deposit liabilities and mortgagors’ escrow accounts are, by definition, equal to the amount payable on demand at the reporting date, which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Off-balance sheet instruments: Fair values of off-balance sheet, credit-related financial instruments are immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,294	$26,294	$27,801	$27,801
Trading securities	—	—	16,284	16,284
Securities available for sale	233,376	233,376	155,306	155,306
Federal Home Loan Bank stock	15,373	15,373	13,795	13,795
Loans, net	497,962	510,062	470,224	487,619
Accrued interest receivable	3,156	3,156	3,385	3,385
Cash surrender value of life insurance	6,143	6,143	2,602	2,602

Financial liabilities:
Deposits	419,473	421,886	370,650	374,160
Mortgagors’ escrow accounts	1,825	1,825	1,597	1,597
Short-term borrowings	42,466	42,469	56,235	57,453
Long-term debt	248,598	261,456	197,000	214,813

Derivative financial instruments:
Assets	340	340	866	866
Liabilities	286	286	—	—

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

20.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2003 and 2002:

	2003				2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$10,037	$9,724	$9,798	$9,745	$10,192	$10,556	$10,557	$10,345
Interest expense	4,748	4,911	4,879	4,707	5,133	5,346	5,208	5,073

Net interest and dividend income	5,289	4,813	4,919	5,038	5,059	5,210	5,349	5,272
Provision for loan losses	—	76	28	69	109	243	113	37
Gain (loss) on sales, dispositions and impairment of securities, net	404	11	165	—	154	(33)	(191)	(66)
Net gain (loss) on trading activities	(564)	1,194	(118)	96	—	—	—	(2,086)
Gain on sales of loans, net	403	382	154	261	—	—	206	992
Gain on sales of branches, net	183	—	—	—	—	—	—	815
Penalty for prepayment of FHLB advances	(539)	—	—	—	—	—	—	—
Fees and other non-interest income	1,129	1,093	1,210	1,439	730	784	895	1,142
Non-interest expenses	4,530	4,433	4,423	4,561	4,332	3,607	4,516	4,602
Provision for income taxes	493	866	557	639	426	644	514	167

Net income	$1,282	$2,118	$1,322	$1,565	$1,076	$1,467	$1,116	$1,263

Earnings per share:
Basic	$0.39	$0.64	$0.40	$0.47	$0.32	$0.44	$0.34	$0.39
Diluted	$0.37	$0.59	$0.37	$0.43	$0.30	$0.40	$0.31	$0.36

21.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Woronoco Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2003	2002
Assets
Cash and cash equivalents due from Woronoco Savings Bank	$6,187	$613
Investment in common stock of Woronoco Savings Bank	67,529	67,081
Investment in common stock of WRO Funding Corporation	3,693	5,341
Other assets	1,444	1,473

Total assets	$78,853	$74,508

Liabilities and Stockholders’ Equity
Accrued expenses	$110	$98
Other liabilities	—	—

Total liabilities	110	98
Stockholders’ equity	78,743	74,410

Total liabilities and stockholders’ equity	$78,853	$74,508

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,
STATEMENTS OF INCOME	2003	2002	2001
Income:
Dividends from Woronoco Savings Bank	$6,900	$2,340	$7,398
Dividends from WRO Funding Corporation	1,800	—	—

Total income	8,700	2,340	7,398
Operating expenses	499	474	479
Income before income taxes and equity in undistributed net income of subsidiaries	8,201	1,866	6,919
Applicable income tax benefit	(170)	(161)	(163)

Income before equity in undistributed net income of subsidiaries	8,371	2,027	7,082
Equity in undistributed net income of Woronoco Savings Bank	(436)	2,772	(3,029)
Equity in undistributed net income of WRO Funding Corporation	(1,648)	123	195

Net income	$6,287	$4,922	$4,248

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2003	2002	2001
Cash flows from operating activities:
Net income	$6,287	$4,922	$4,248
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Woronoco Savings Bank	436	(2,772)	3,029
Equity in undistributed net income of WRO Funding Corporation	1,648	(123)	(195)
Other, net	41	694	(469)

Net cash provided by operating activities	8,412	2,721	6,613

Cash flows from investing activities:
Investment in Woronoco Savings Bank	(208)	(167)	(128)

Net cash used in investing activities	(208)	(167)	(128)

Cash flows from financing activities
Payments to acquire common stock	(1,916)	(4,808)	(6,795)
Proceeds from reissuance of treasury stock	1,420	674	35
Dividends paid	(2,134)	(1,561)	(1,118)

Net cash used in financing activities	(2,630)	(5,695)	(7,878)

Net increase (decrease) in cash and cash equivalents	5,574	(3,141)	(1,393)
Cash and cash equivalents at beginning of year	613	3,754	5,147

Cash and cash equivalents at end of year	$6,187	$613	$3,754

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

22.	SEGMENT REPORTING

The Company provides a variety of financial services, including trust and financial management services, and various deposit and lending products to individuals and small businesses through its nine offices in western Massachusetts. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential, commercial mortgage, consumer and home equity loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(Dollars in Thousands)

SEGMENT REPORTING (concluded)

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals
2003
Net interest and dividend income	$20,059	$—	$—	$20,059
Other revenue - external customers	3,596	1,256	—	4,852
Other revenue - from other segments	—	6	(5)	1
Depreciation and amortization	929	32	—	961
Provision for loan losses	173	—	—	173
Profit (loss)	6,172	118	(3)	6,287
Assets	794,082	2,558	(588)	796,052

2002
Net interest and dividend income	$20,890	$—	$—	$20,890
Other revenue - external customers	2,689	814	—	3,503
Other revenue - from other segments	—	4	(4)	—
Depreciation and amortization	1,034	34	—	1,068
Provision for loan losses	502	—	—	502
Profit (loss)	5,039	(114)	(3)	4,922
Assets	703,634	2,382	(380)	705,636

2001
Net interest and dividend income	$18,995	$—	$—	$18,995
Other revenue - external customers	2,450	494	—	2,944
Other revenue - from other segments	—	5	(5)	—
Depreciation and amortization	1,059	5	—	1,064
Provision for loan losses	195	—	—	195
Profit (loss)	4,271	(20)	(3)	4,248
Assets	665,931	2,156	(81)	668,006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information relating to the Directors and Executive Officers of the Registrant is incorporated herein by reference to the caption “Proposal 1 – Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004.

For information concerning the audit committee financial expert, reference is made to the section captioned “Corporate Governance – Committees of the Board of Directors of Woronoco Bancorp – Audit Committee” in the Proxy Statement. Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance – Code of Business Conduct” is incorporated by reference. A copy of the code of ethics is available, without charge, upon written request to Terry J. Bennett, Corporate Secretary, Woronoco Bancorp, Inc., 31 Court Street, Westfield, Massachusetts 01085.

Item 11. Executive Compensation.

The response to this Item is contained in the discussion under the captions “Executive Compensation” and “Corporate Governance—Directors’ Compensation” of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004.

(b)	Security Ownership of Management

Information required by this Item is incorporated herein by reference to the section captioned “Stock Ownership” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004.

(c)	Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2003, about Company common stock that may be issued upon exercise of options under the Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan and the Woronoco Bancorp, Inc. 2001 Equity Compensation Plan. The Company’s stockholders approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	523,423	$13.01	64,727
Equity compensation plans not approved by security holders	—	—	—
Total	523,423	$13.01	64,727

Item 13. Certain Relationships and Related Transactions.

The response to this Item is contained in the discussion under the caption “Transactions With Management” contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004, which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The response to this Item is contained in the discussion under the caption “Proposal 3 – Ratification of Independent Auditors” contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2004, which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Independent Auditors’ Report
-	Consolidated Balance Sheets at December 31, 2003 and 2002
-	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
-	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)

3.2	Amended Bylaws of Woronoco Bancorp, Inc. (2)

4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)

10.1	Woronoco Bancorp, Inc. 1999 Stock Based Incentive Plan (3)

10.2	Woronoco Bancorp, Inc. 2001 Stock Option Plan (4)

10.3	Employment Agreement between Woronoco Bancorp, Inc. and Cornelius D. Mahoney (5)

10.4	Employment Agreement between Woronoco Savings Bank and Cornelius D. Mahoney (6)

10.5	Employment Agreement between Woronoco Bancorp, Inc. and Agostino J. Calheno (7)

10.6	Employment Agreement between Woronoco Savings Bank and Agostino J. Calheno (6)

10.7	Employment Agreement between Woronoco Bancorp, Inc. and Debra L. Murphy (7)

10.8	Employment Agreement between Woronoco Savings Bank and Debra L. Murphy (6)

10.9	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Cornelius D. Mahoney (7)

10.10	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Agostino J. Calheno (7)

10.11	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Debra L. Murphy (7)

10.12	Woronoco Savings Bank Directors’ Retirement Plan (7)

10.13	Change in Control Agreement between Woronoco Savings Bank and Robert W. Thomas (8)

10.14	Change in Control Agreement between Woronoco Savings Bank and Susan L. DeFeo (9)

10.15	Woronoco Savings Bank Supplemental Executive Retirement Plan (1)

10.16	Woronoco Savings Bank Employee Severance Compensation Plan (1)

11.0	Statement Re: Computation of Per Share Earnings

21.0	Subsidiaries Information Incorporated Herein By Reference to Part 1 – Subsidiaries

23.0	Consent of Wolf & Company, P.C.

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(2)	Incorporated by reference into this document from the Exhibit filed with the Form 10-Q on November 14, 2002.
(3)	Incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Shareholders filed on March 20, 2000.
(4)	Incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders filed on March 12, 2001.
(5)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on May 15, 2001.
(6)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on May 17, 1999.
(7)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on August 14, 2002.
(8)	Incorporated by reference into this document from the Exhibits filed with the Form 10-K filed on March 19, 2002.
(9)	Incorporated by reference into this document from the Exhibits filed with the Form 10-K filed on March 19, 2003.

(b) Reports on Form 8-K filed during the last quarter of 2003

On October 16, 2003, Woronoco Bancorp, Inc. furnished a Form 8-K in which it announced the financial results for the three and nine months ended September 30, 2003. The press release announcing the financial results for the three and nine months ended September 30, 2003 was filed by exhibit.

On October 24, 2003, the Company furnished a Form 8-K in which it announced its intention to establish a full service banking office and financial services center in Longmeadow, Massachusetts. The press release announcing the branch opening was filed by exhibit.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woronoco Bancorp, Inc.

By:	/s/ Cornelius D. Mahoney	March 15, 2004
Cornelius D. Mahoney
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Cornelius D. Mahoney Cornelius D. Mahoney	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 15, 2004

/s/ Debra L. Murphy Debra L. Murphy	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	March 15, 2004

/s/ William G. Aiken William G. Aiken	Director	March 15, 2004

/s/ John D. Davies John D. Davies	Director	March 15, 2004

/s/ Francis J. Ehrhardt Francis J. Ehrhardt	Director	March 15, 2004

/s/ Joseph P. Keenan Joseph P. Keenan	Director	March 15, 2004

/s/ Carmen J. Mascaro Carmen J. Mascaro	Director	March 15, 2004

/s/ Richard L. Pomeroy Richard L. Pomeroy	Director	March 15, 2004

/s/ Norman H. Storey Norman H. Storey	Director	March 15, 2004

/s/ Ann V. Schultz Ann V. Schultz	Director	March 15, 2004

/s/ D. Jeffrey Templeton D. Jeffrey Templeton	Director	March 15, 2004