Form 10-Q
period 2004-03-31
WORONOCO BANCORP INC
filed 2004-05-10
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004, there were 3,683,427 shares of the Registrant’s Common Stock outstanding.

WORONOCO BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	Unaudited March 31, 2004	December 31, 2003
Assets

Cash and due from banks	$18,050	$18,110
Interest-bearing deposits	1,041	1,069
Federal funds sold	—	7,115

Cash and cash equivalents	19,091	26,294

Securities available for sale, at fair value	225,612	233,376
Federal Home Loan Bank stock, at cost	15,774	15,373
Loans, net of allowance for loan losses ($3,486 at March 31, 2004 and $3,280 at December 31, 2003)	540,641	497,962
Premises and equipment, net	9,913	10,131
Accrued interest receivable	3,308	3,156
Goodwill and other intangible assets, net	1,823	1,835
Cash surrender value of life insurance	6,207	6,143
Other assets	3,089	1,782

Total assets	$825,458	$796,052

Liabilities and Stockholders’ Equity

Deposits	$412,553	$419,473
Mortgagors’ escrow accounts	2,052	1,825
Short-term borrowings	41,001	42,466
Long-term debt	283,420	248,598
Net deferred tax liability	1,145	551
Accrued expenses and other liabilities	3,901	4,396

Total liabilities	744,072	717,309

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; 5,998,860 shares issued; shares outstanding: 3,673,393 at March 31, 2004 and 3,631,974 at December 31, 2003)	60	60
Additional paid-in capital	61,011	60,337
Unearned compensation	(2,858)	(3,087)
Retained earnings	48,970	48,365
Accumulated other comprehensive income	4,812	3,731
Treasury stock, at cost (2,325,467 shares at March 31, 2004 and 2,366,886 shares at December 31, 2003)	(30,609)	(30,663)

Total stockholders’ equity	81,386	78,743

Total liabilities and stockholders’ equity	$825,458	$796,052

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In Thousands Except Per Share Amounts)

	Unaudited Three Months Ended March 31,
	2004	2003
Interest and dividend income:
Loans, including fees	$6,993	$7,368
Interest and dividends on securities:
Taxable interest	1,987	1,704
Tax exempt interest	247	247
Dividends	514	513
Trading account securities	—	190
Federal funds sold	4	13
Other	1	2

Total interest and dividend income	9,746	10,037

Interest expense:
Deposits	1,532	1,695
Borrowings	3,052	3,053

Total interest expense	4,584	4,748

Net interest and dividend income	5,162	5,289
Provision for loan losses	150	—

Net interest and dividend income, after provision for loan losses	5,012	5,289

Non-interest income:
Fee income	1,040	755
Insurance commissions	423	363
Gain on sales, disposition and impairment of securities available for sale, net	—	404
Net loss on trading account activities	—	(564)
Gain on sales of loans, net	80	403
Gain on sale of supermarket branch	—	183
Penalty for prepayment of FHLB advances	—	(539)
Gain on derivative instruments and hedging activities	—	5
Other income	70	6

Total non-interest income	1,613	1,016

Non-interest expenses:
Salaries and employee benefits	2,784	2,475
Occupancy and equipment	545	553
Marketing	80	153
Professional services	271	391
Data processing	270	257
Other general and administrative	634	701

Total non-interest expenses	4,584	4,530

Income before income taxes	2,041	1,775
Provision for income taxes	608	493

Net income	$1,433	$1,282

Earnings per share:
Basic	$0.42	$0.39
Diluted	$0.40	$0.37

Weighted average shares outstanding:
Basic	3,390,398	3,282,989
Diluted	3,611,181	3,494,120

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004 and 2003

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2003	$60	$60,337	$(3,087)	$48,365	$3,731	$(30,663)	$78,743

Comprehensive income:
Net income	—	—	—	1,433	—	—	1,433
Change in net unrealized gain on securities available for sale	—	—	—	—	1,058	—	1,058
Net gain on derivative instruments	—	—	—	—	23	—	23

Total comprehensive income							2,514

Decrease in unearned compensation	—	277	229	—	—	—	506
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	331	—	—	—	—	331
Reissuance of treasury shares in connection with stock option exercises (62,981 shares)	—	66	—	(183)	—	819	702
Cash dividends paid ($0.19 per share)	—	—	—	(645)	—	—	(645)
Treasury stock purchased (21,562 shares)	—	—	—	—	—	(765)	(765)

Balance at March 31, 2004	$60	$61,011	$(2,858)	$48,970	$4,812	$(30,609)	$81,386

Balance at December 31, 2002	$60	$59,020	$(3,951)	$44,641	$5,222	$(30,582)	$74,410

Comprehensive income:
Net income	—	—	—	1,282	—	—	1,282
Change in net unrealized gain on securities available for sale	—	—	—	—	99	—	99
Net loss on derivative instruments	—	—	—	—	(24)	—	(24)

Total comprehensive income							1,357

Decrease in unearned compensation	—	145	201	—	—	—	346
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	78	—	—	—	—	78
Reissuance of treasury shares in connection with stock option exercises (93,232 shares)	—	—	—	(275)	—	1,181	906
Cash dividends paid ($0.15 per share)	—	—	—	(496)	—	—	(496)
Treasury stock purchased (40,891 shares)	—	—	—	—	—	(892)	(892)

Balance at March 31, 2003	$60	$59,243	$(3,750)	$45,152	$5,297	$(30,293)	$75,709

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$1,433	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	—
Net amortization of investments	272	53
Depreciation and amortization	243	243
Amortization of other intangible assets	12	16
Amortization of mortgage servicing rights	23	30
Employee stock ownership plan expense	375	222
Stock-based incentive plan expense	131	124
Gain on sales and disposition of available-for-sale securities, net	—	(404)
Net decrease in trading account securities	—	3,478
Net loss on trading activities	—	564
Gain on sales of loans, net	(80)	(403)
Gain on sale of supermarket branch, net of expenses	—	(183)
Loans originated and held for sale	(2,881)	(11,135)
Proceeds from sale of loans held for sale	2,928	11,390
Changes in operating assets and liabilities:
Accrued interest receivable	(152)	(46)
Accrued expenses and other liabilities	(164)	381
Other, net	(1,369)	95

Net cash provided by operating activities	921	5,707

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	20,110
Purchases of securities available for sale	(31)	(66,819)
Principal payments on mortgage-backed securities	9,159	14,815
Purchases of Federal Home Loan Bank stock	(401)	—
Loans originations/purchases and principal collections, net	(42,782)	(330)
Additions to premises and equipment	(25)	(122)
Proceeds from sales of premises and equipment, net	—	100

Net cash used in investing activities	(34,080)	(32,246)

Cash flows from financing activities:
Net (decrease) increase in deposits, excluding deposits sold	(6,920)	31,289
Sale of supermarket branch deposits, net of premium and expenses	—	(4,084)
Net decrease in short-term borrowings	(1,465)	(14,097)
Proceeds from issuance of long-term debt	36,500	20,000
Repayments of long-term debt	(1,678)	(14,000)
Net increase in mortgagors’ escrow accounts	227	356
Cash dividends paid	(645)	(496)
Treasury stock purchased	(765)	(892)
Reissuance of treasury stock in connection with stock option exercises	702	906

Net cash provided by financing activities	25,956	18,982

Net decrease in cash and cash equivalents	(7,203)	(7,557)
Cash and cash equivalents at beginning of period	26,294	27,801

Cash and cash equivalents at end of period	$19,091	$20,244

Supplemental cash flow information:
Interest paid on deposits	$1,883	$1,887
Interest paid on borrowings	3,059	3,049
Income taxes paid	32	478

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2004

1.	Unaudited Consolidated Financial Statements

Woronoco Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Woronoco Savings Bank (the “Bank”) and WRO Funding Corporation (collectively, the “Company”). The accounts of the Bank include all of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the Securities and Exchange Commission Form 10-K and accompanying Notes to the Consolidated Financial Statements (the “Form 10-K”) filed by the Company for the year ended December 31, 2003. Management believes that the disclosures contained herein are adequate to make a fair presentation.

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

Earnings per common share for the three months ended March 31, 2004 and 2003 have been computed based upon the following (dollars in thousands except per share amounts):

	Unaudited
	Three Months Ended March 31,
	2004	2003
Net income	$1,433	$1,282

Average number of common shares outstanding	3,390,398	3,282,989
Effect of dilutive stock options	220,783	211,131

Average number of common shares outstanding used to calculate diluted earnings per share	3,611,181	3,494,120

Net income per share:
Basic	$0.42	$0.39
Diluted	$0.40	$0.37

For the three months ended March 31, 2004 and 2003, the Company had 46,000 and 19,500 options outstanding, respectively, that were anti-dilutive and therefore not included in the earnings per share calculation.

3.	Stock compensation plans

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock-based plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,433	$1,282
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(449)	(240)

Pro forma net income	$984	$1,042

Earnings per share:
Basic-as reported	$0.42	$0.39

Basic-pro forma	$0.29	$0.32

Diluted-as reported	$0.40	$0.37

Diluted-pro forma	$0.27	$0.30

4.	Dividends

On April 21, 2004, the Company declared a cash dividend of $0.1975 per share payable on June 4, 2004 to shareholders of record as of the close of business on May 13, 2004.

5.	Loan commitments

Outstanding loan commitments totaled $19.4 million at March 31, 2004 compared to $8.4 million at December 31, 2003. At March 31, 2004 and December 31, 2003, the Company had commitments to purchase loans of $6.7 million and $57.7 million, respectively.

6.	Segment reporting

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals
	(In Thousands)
2004

Net interest and dividend income	$5,162	$—	$—	$5,162
Other revenue - external customers	1,040	423	—	1,463
Other revenue - from other segments	—	1	(1)	—
Depreciation and amortization	235	8	—	243
Provision for loan losses	150	—	—	150
Profit	1,348	86	(1)	1,433
Assets	823,545	2,728	(815)	825,458

2003

Net interest and dividend income	$5,289	$—	$—	$5,289
Other revenue - external customers	755	363	—	1,118
Other revenue - from other segments	—	1	(1)	—
Depreciation and amortization	235	8	—	243
Provision for loan losses	—	—	—	—
Profit	1,209	73	—	1,282
Assets	724,511	2,509	(483)	726,537

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2004 and 2003, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

The Company’s assets expanded $29.4 million, or 3.7%, to $825.5 million at March 31, 2004 as compared to $796.1 million at December 31, 2003, largely due to growth in net loans, partially offset by lower investments in securities available-for-sale and federal funds sold. Total net loans rose $42.7 million, or 8.6%, to $540.6 million at March 31, 2004 primarily as a result of purchases of adjustable-rate residential mortgages and solid loan origination activity, partially offset by refinancing and prepayment activity in the existing portfolio as well as loan sales. Investments in securities available-for-sale declined $7.8 million, or 3.3%, to $225.6 million at March 31, 2004 mainly attributable to principal payments on mortgage-backed securities. Federal funds sold balances fell $7.1 million as these funds were used to pay down short-term Federal Home Loan Bank (the “FHLB”) advances.

The balance sheet expansion was funded primarily by growth in core deposits and long-term debt, partially mitigated by a reduction in brokered deposits and certificates of deposit. Core deposits, which exclude brokered deposits and certificates of deposit, grew $6.2 million, or 2.7%, to $239.1 million at March 31, 2004 from $232.9 million at December 31, 2003 reflecting the success of promotional and sales activities associated with several relationship-banking packages. Long-term debt increased $34.8 million, or 14.0%, to $283.4 million at March 31, 2004 principally to fund loan purchases. The decrease in brokered deposits of $9.7 million was due to the redemption of a callable certificate of deposit with a coupon rate higher than the current market. Certificates of deposit balances fell $3.4 million, or 2.5%, to $130.9 million at March 31, 2004 largely due to the maturity of certain accounts with promotional rates.

Total stockholders’ equity was $81.4 million at March 31, 2004, an increase of $2.6 million, or 3.4%, compared to $78.7 million at December 31, 2003, primarily due to net income of $1.4 million, an increase of $1.1 million in net unrealized gains on securities available for sale, treasury share reissuances totaling $702,000 in connection with the exercise of stock options, a reduction of $506,000 in unearned compensation resulting from continued vesting in stock benefit plans and tax benefit adjustments in the amount of $331,000 related to the vesting of stock awards and stock option exercises. These items were partially offset by the repurchase of 21,562 shares of stock at a cost of $765,000 and cash dividends of $645,000.

Investment Activities

At March 31, 2004, the Company’s available-for-sale portfolio amounted to $225.6 million, or 27.3% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	March 31, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities:
Equity securities:
Mutual funds	$5,085	$5,252	$5,054	$5,114
Common stocks	115	115	115	115

Total equity securities	5,200	5,367	5,169	5,229

Debt securities:
Mortgage-backed:
Freddie Mac	62,701	63,153	66,723	66,702
Fannie Mae	96,591	98,957	100,987	102,855
Ginnie Mae	7,130	7,441	8,088	8,428
REMIC	72	73	80	80

Total mortgage-backed securities	166,494	169,624	175,878	178,065

Other:
U.S. agency	5,072	5,376	5,081	5,369
Municipal bonds	21,439	22,342	21,442	22,277
Trust preferred	20,116	22,903	20,151	22,436

Total other debt securities	46,627	50,621	46,674	50,082

Total debt securities	213,121	220,245	222,552	228,147

Total available-for-sale securities (1)	$218,321	$225,612	$227,721	$233,376

(1)	Does not include investments in FHLB-Boston stock totaling $15.8 million at March 31, 2004 and $15.4 million at December 31, 2003.

Securities available-for-sale decreased $7.8 million, or 3.3%, to $225.6 million at March 31, 2004 primarily due to mortgage-backed security principal payments amounting to $9.2 million, partially offset by an increase of $1.6 million in net unrealized gains on available-for-sale securities.

Lending Activities

At March 31, 2004, the Company’s net loan portfolio was $540.6 million, or 65.5% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$326,335	59.54%	$279,889	55.20%
Multi-family	36,392	6.64%	41,178	8.12%
Commercial	62,817	11.46%	61,342	12.10%
Construction and development	18,032	3.29%	20,106	3.96%

Total real estate loans	443,576	80.93%	402,515	79.38%

Consumer loans:
Home equity	79,826	14.57%	80,168	15.81%
Automobile	6,754	1.23%	7,151	1.41%
Other	2,311	0.42%	2,333	0.46%

Total consumer loans	88,891	16.22%	89,652	17.68%

Commercial loans	15,599	2.85%	14,931	2.94%

Total loans	548,066	100.00%	507,098	100.00%

Less:
Unadvanced loan funds (1)	(4,744)		(6,673)
Net deferred loan origination costs	805		817
Allowance for loan losses	(3,486)		(3,280)

Loans, net	$540,641		$497,962

(1)	Includes committed but unadvanced loan amounts.

The Company’s net loan portfolio grew $42.7 million, or 8.6%, during the first three months of 2004 largely reflecting the purchase of $52.7 million in adjustable-rate residential mortgages and origination volume totaling $18.5 million. Management believes these loan purchases will enhance net interest income as a result of positive interest rate spreads and will position the balance sheet for expected future interest rate increases. The Company’s level of loan closings was solid as a result of several factors including promotional and sales activities, a strong housing market and a stable local economy. However, origination volume was not as strong as in prior quarters reflecting the typical slowdown experienced during the winter season and the impact of higher interest rates. These factors were somewhat mitigated by refinancing and prepayment activity totaling $18.6 million, amortization of the existing portfolio amounting to $9.0 million and the sale of $2.9 million of longer-term fixed rate one-to four-family residential loans. The loan sales should help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages during the remainder of 2004.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)
Nonaccrual loans:
One- to four- family real estate	$403	$388
Other consumer	27	29

Total	430	417
Real estate owned, net (1)	—	—

Total nonperforming assets	430	417
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$430	$417

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.08%	0.08%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.05%	0.05%

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in the loan portfolio based on management’s on-going evaluation of the risks inherent in the loan portfolio, consideration of local and regional trends in delinquency and impaired loans, the amount of charge-offs and recoveries, the volume of loans, changes in risk selection, credit concentrations, national and regional economies and the real estate market in the Company’s primary lending area. Management believes that the current allowance for loan losses is sufficient to cover losses inherent in the current loan portfolio. The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,280	$3,156

Charged-off loans:
Consumer	30	30

Total charged-off loans	30	30

Recoveries on loans previously charged-off:
Real estate	60	—
Consumer	26	23

Total recoveries	86	23

Net loan (recoveries) charge-offs	(56)	7
Provision for loan losses	150	—

Allowance for loan losses, end of period	$3,486	$3,149

Net loan (recoveries) charge-offs to average loans, net	(0.04)%	0.01%
Allowance for loan losses to total loans (1)	0.64%	0.66%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	810.70%	424.97%
Net loan (recoveries) charge-offs to allowance for loan losses	(6.43)%	0.89%
Recoveries to charge-offs	286.67%	76.67%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

In the first quarter of 2004, the Company recorded a $60,000 recovery related to the payoff of a real estate loan.

Deposits

The following table sets forth the Company’s deposit accounts for the periods indicated.

	March 31, 2004		December 31, 2003
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand	$27,619	6.69%	$28,121	6.70%
Savings	86,492	20.97%	83,768	19.97%
Money market	63,047	15.28%	60,179	14.35%
NOW	61,907	15.01%	60,802	14.49%
Brokered deposits	42,543	10.31%	52,232	12.45%
Certificates of deposit	130,945	31.74%	134,371	32.04%

Total deposits	$412,553	100.00%	$419,473	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit, grew $6.2 million, or 2.7%, to $239.1 million at March 31, 2004 from $232.9 million at December 31, 2003. The growth in core deposits reflects the success of sales and marketing efforts associated with several relationship banking packages. The decrease in brokered deposits of $9.7 million was due to the redemption of a callable certificate of deposit with a coupon rate higher than the current market. Certificates of deposit balances fell $3.4 million, or 2.5%, to $130.9 million at March 31, 2004 largely due to the maturity of certain accounts with promotional rates.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

General

Net income increased $151,000, or 11.8%, to $1.4 million for the quarter ended March 31, 2004 compared to $1.3 million for the same quarter last year. Diluted earnings per share grew 8.1% to $0.40 for the three months ended March 31, 2004 from $0.37 for the same period in 2003. Several factors influenced the improved financial results in the first quarter of 2004 including growth in average loans, investment securities and lower-costing core deposits and expansion in fee income and insurance commissions, somewhat offset by net interest margin compression and higher provisions for loan losses.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth average balances, interest income and expense and yields earned or rates paid on the major categories of assets and liabilities for the periods indicated. The average yields and costs are derived by dividing interest income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively. The yields and costs are annualized. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

	For the Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$174,227	$1,927	4.42%	$105,851	$1,555	5.88%
U.S. Government and agency securities	5,370	60	4.47%	16,324	149	3.65%
Equity securities	43,302	514	4.75%	35,371	513	5.80%
State and municipal securities (2)	22,360	374	6.69%	21,936	374	6.82%
Trading securities	—	—	—	14,980	190	5.07%
Loans: (3)
Residential real estate loans	336,244	4,574	5.44%	298,387	4,711	6.32%
Commercial real estate loans	69,841	1,104	6.32%	65,205	1,161	7.12%
Consumer loans	89,170	1,118	5.04%	92,505	1,311	5.75%
Commercial loans	15,096	197	5.16%	11,391	185	6.50%

Loans, net	510,351	6,993	5.48%	467,488	7,368	6.30%
Other	3,156	5	0.63%	6,678	15	0.90%

Total interest-earning assets	758,766	9,873	5.20%	668,628	10,164	6.08%

Noninterest-earning assets	40,342			37,975

Total assets	$799,108			$706,603

Interest-bearing liabilities:
Deposits:
Money market accounts	$61,141	$162	1.07%	$49,394	$164	1.35%
Savings accounts (4)	85,537	112	0.53%	77,390	189	0.99%
NOW accounts	59,591	61	0.41%	63,546	122	0.78%
Certificates of deposit (5)	184,111	1,197	2.61%	163,967	1,220	3.02%

Total interest-bearing deposits	390,380	1,532	1.58%	354,297	1,695	1.94%
Borrowings	297,649	3,052	4.06%	248,002	3,053	4.92%

Total interest-bearing liabilities	688,029	4,584	2.68%	602,299	4,748	3.20%

Demand deposits	26,703			23,661
Other noninterest-bearing liabilities	4,447			5,337

Total liabilities	719,179			631,297
Total stockholders’ equity	79,929			75,306

Total liabilities and stockholders’ equity	$799,108			$706,603

Net interest-earning assets	$70,737			$66,329

Tax equivalent net interest income/interest rate spread (6)		5,289	2.52%		5,416	2.88%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.79%			3.24%

Ratio of interest-earning assets to interest-bearing liabilities			110.28%			111.01%

Less: tax equivalent adjustment (2)		(127)			(127)

Net interest income as reported on income statement		$5,162			$5,289

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.
(3)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(4)	Savings accounts include mortgagors’ escrow deposits.
(5)	Certificates of deposit include brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2004 compared to 2003
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Mortgage-backed securities	$825	$(453)	$372
U.S. Government and agency securities	(117)	28	(89)
Equity securities	103	(102)	1
State and municipal securities (1)	7	(7)	—
Trading securities	(95)	(95)	(190)
Loans:
Residential real estate loans	558	(695)	(137)
Commercial real estate loans	79	(136)	(57)
Consumer loans	(44)	(149)	(193)
Commercial loans	54	(42)	12

Total loans	647	(1,022)	(375)
Other	(6)	(4)	(10)

Total interest-earning assets	1,364	(1,655)	(291)

Interest-bearing liabilities:
Deposits:
Money market accounts	35	(37)	(2)
Savings accounts (2)	19	(96)	(77)
NOW accounts	(7)	(54)	(61)
Certificates of deposit (3)	146	(169)	(23)

Total interest-bearing deposits	193	(356)	(163)
Borrowings	578	(579)	(1)

Total interest-bearing liabilities	771	(935)	(164)

(Decrease) increase in net interest income (4)	$593	$(720)	$(127)

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	Includes interest on brokered certificates of deposit.
(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, decreased $127,000, or 2.3%, to $5.3 million for the three months ended March 31, 2004 compared to $5.4 million for the same period in 2003, mainly driven by net interest margin contraction, partially offset by growth in average interest-earning assets. Net interest margin, on a tax equivalent basis, compressed 45 basis points to 2.79% for the first quarter of 2004 from the comparable period in 2003 primarily resulting from reduced yields on interest-earning assets, somewhat mitigated by a lower cost of funds.

Interest and dividend income, on a tax equivalent basis, fell $291,000, or 2.9%, to $9.9 million for the three months ended March 31, 2004 compared to $10.2 million for the same period last year, largely reflecting a decrease in the yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets declined 88 basis points to 5.20% for the three months ended March 31, 2004, principally as a result of lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayments and refinancings as well as accelerated cash flows and premium amortization in the existing mortgage-backed securities portfolio. The proceeds from these activities were used to support loan growth and to purchase investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates. Average interest-earning assets totaled $758.8 million for the first quarter of 2004 compared to $668.6 million for the same period last year, an increase of $90.2 million, or 13.5%. Average mortgage-backed securities rose $68.4 million, or 64.6%, mainly attributable to additional purchases, somewhat offset by principal payments. Average loans increased $42.9 million, or 9.2%, primarily due to strong origination and refinancing volume and purchases of one- to-four-family adjustable-rate mortgages, somewhat mitigated by amortization and prepayments of existing loans and sales of longer-term, fixed-rate residential mortgages. The higher levels of refinancing and prepayment activity were due in large part to the lower market interest rate environment. Average equity securities expanded $7.9 million, or 22.4%, principally reflecting purchases of FHLB stock and mutual funds. Average U.S. Government and agency securities balances fell $11.0 million as a result of sales in the first quarter of 2003. The reduction of $15.0 million in average trading securities reflects the liquidation of the portfolio during 2003 as a result of favorable market conditions.

Total interest expense declined $164,000, or 3.5%, to $4.6 million for the three months ended March 31, 2004 from $4.7 million for the same period in 2003, resulting primarily from reduced rates paid on average interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. Rates paid on average interest-bearing liabilities fell 52 basis points to 2.68% for the first quarter of 2004, largely reflecting a significant reduction in market interest rates. The lower market interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits and borrowings. Average interest-bearing liabilities rose $85.7 million, or 14.2%, to $688.0 million for the three months ended March 31, 2004 from $602.3 million for the comparable period in 2003 reflecting solid growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion.

Provision for Loan Losses

The provision for loan losses was $150,000 in the first quarter of 2004 compared to zero for the same period in 2003, due primarily to the purchase of adjustable-rate residential loans totaling $52.7 million in 2004 and a large reduction in non-performing loans in 2003. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income rose $597,000, or 58.8%, to $1.6 million for the first quarter of 2004 compared to $1.0 million for the same period in 2003. This increase was attributable to several factors including growth in fee income and insurance commissions. Fee income increased $285,000, or 37.7%, to $1.0 million in the first quarter of 2004 from $755,000 for the comparable period in 2003 reflecting expansion in core deposits, the impact of a new deposit service introduced in the second quarter of 2003. Insurance commissions totaled $423,000 for the three months ended March 31, 2004 compared to $363,000 in the second quarter of 2003, an increase of $60,000, or 16.5%, mainly resulting from new customers gained as a result of successful marketing and business development efforts. Gain on sales of loans declined $323,000 to $80,000 for the first quarter of 2004 compared to $403,000 for the same period in 2003 as only $2.8 million of one-to four-family loans were sold in 2004 compared to $11.1 million in 2003. The gains from loan sales realized in both periods are indicative of the Company’s strategy to sell longer-term, lower coupon, fixed-rate mortgages. Other income increased $64,000 to $70,000 for the first three months of 2004 due to revenue recognized in 2004 associated with rental property and bank-owned life insurance. The results for 2003 included net gains of $404,000 from the sale of available-for-sale securities and $183,000 from the sale of a supermarket branch, a $539,000 penalty for the prepayment of FHLB advances and net trading losses totaling $564,000.

Non-interest Expenses

Non-interest expenses increased $54,000, or 1.2%, to $4.6 million for the three months ended March 31, 2004 compared to $4.5 million in the first quarter of 2003 attributable to higher salaries and benefits, partially offset by lower marketing, professional services and other expenses. Salaries and benefits expenses rose $309,000, or 12.5%, to $2.8 million for first quarter of 2004 reflecting additional staffing costs for the new full-service branch in Chicopee, standard wage increases and increased benefit costs associated with the Company’s higher stock price in 2004 compared to 2003. Marketing costs dropped $73,000, or 47.7%, to $80,000 in the first quarter of 2004 primarily due to less promotional activities. Professional services expenses fell $120,000, or 30.7%, to $271,000 for the three months ended March 31, 2004 largely resulting from consulting costs incurred in 2003 in connection with employee benefit plans, an information technology audit and a new deposit service initiated in 2003. Other general and administrative expenses declined $67,000, or 9.6%, mainly due to lower trust management fees, reduced postage expenses in connection with less promotional activities and decreased correspondent banking payments.

Income Taxes

The Company’s income tax expense increased $115,000, or 23.3%, to $608,000 for the first quarter of 2004 compared to $493,000 in 2003 primarily attributable to higher income before taxes and the effective tax rate. The Company’s effective tax rate rose to 29.8% for the first quarter of 2004 from 27.8% in 2003 principally as a result of the impact of the dividends received deduction realized in 2003. As a result of the liquidation of the trading securities portfolio in 2003, the Company no longer receives the benefit of the preferential treatment for such income.

Liquidity

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

The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of other types of loans, purchases of one-to four-family adjustable-rate mortgages and investments in mortgage-backed, debt and equity securities. During the three months ended March 31, 2004, the Company’s loan originations and purchases totaled $18.5 million and $52.7 million, respectively. At March 31, 2004, the Company’s investments in mortgage-backed, other debt and equity securities totaled $225.6 million.

These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, the utilization of FHLB advances and proceeds from loan sales. The Company experienced a $6.9 million net decrease in total deposits during the three months ended March 31, 2004, including the redemption of $10 million in brokered deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At March 31, 2004, the Company had $313.2 million of outstanding FHLB borrowings.

During the three months ended March 31, 2004, the Company sold $2.9 million of longer-term, lower-coupon, fixed rate residential mortgages. The Company normally originates fixed and adjustable rate loans for its portfolio. However, an analysis of the Company’s interest rate profile and the low rates at which these loans were originated led management to determine that these assets should be sold and the proceeds redeployed. The sale of these loans reduced the amount of high quality collateral available to be pledged as security for borrowings in the secondary market. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed-rate residential mortgages during the remainder of 2004.

At March 31, 2004, the Company has outstanding commitments to originate $19.4 million of loans and to purchase $6.7 million of one- to four-family adjustable-rate mortgages. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less from March 31, 2004 totaled $97.9 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Off-Balance Sheet Arrangements

Information relating to Off-Balance Sheet Arrangements is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. There have been no material changes in the Company’s off-balance sheet arrangements since December 31, 2003.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. Since December 31, 2003, the Company has entered into a lease agreement for a new branch in Longmeadow, Massachusetts. The operating lease requires payments of $201,000 due within one year, $402,000 in years 1-3, $424,000 in years 3-5 and $2,453,000 in more than 5 years. The Company has the right to extend this agreement for two five-year periods. There were no other material changes in the Company’s payments due under contractual obligations.

Regulatory Capital

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Management believes, as of March 31, 2004 and December 31, 2003, that the Bank met all capital adequacy requirements to which it was subject.

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

As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not, under current law, subject to any separate regulatory capital requirements.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2004 and December 31, 2003 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of March 31, 2004

Total Capital to Risk Weighted Assets
Company	$78,242	15.6%	N/A	N/A	N/A	N/A
Bank	$67,854	13.5%	$40,155	8.0%	$50,194	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$74,681	14.9%	N/A	N/A	N/A	N/A
Bank	$64,293	12.8%	$20,078	4.0%	$30,117	6.0%

Tier 1 Capital to Average Assets
Company	$74,681	9.5%	N/A	N/A	N/A	N/A
Bank	$64,293	8.1%	$31,585	4.0%	$39,482	5.0%

As of December 31, 2003:

Total Capital to Risk Weighted Assets
Company	$76,414	15.9%	N/A	N/A	N/A	N/A
Bank	$65,200	13.5%	$38,504	8.0%	$48,130	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$73,107	15.2%	N/A	N/A	N/A	N/A
Bank	$61,893	12.9%	$19,252	4.0%	$28,878	6.0%

Tier 1 Capital to Average Assets
Company	$73,107	9.3%	N/A	N/A	N/A	N/A
Bank	$61,893	7.9%	$31,327	4.0%	$39,159	5.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosure about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. There have been no material changes to the Company’s market risk since December 31, 2003.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2004	355	$37.70	355	51,902
February 1 - 29, 2004	15,700	35.34	15,700	36,202
March 1 - 31, 2004	5,507	35.59	5,507	30,695
Total	21,562	$35.44	21,562	NA

(1)	The Company has purchased all shares in open market purchases pursuant to a publicly announced repurchase plan, announced on November 2, 2001. In accordance with this plan, the Company intends to purchase up to 373,952 shares, from time to time, subject to market conditions. This plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended March 31, 2004. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

(a)	Exhibits

3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)

3.2	Amended Bylaws of Woronoco Bancorp, Inc. (2)

4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)

11.0	Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 – Earnings Per Share)

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(2)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on November 14, 2002.

(b)	Reports on Form 8-K

On January 22, 2004, Woronoco Bancorp, Inc. furnished a Form 8-K in which it announced the financial results for the quarter and year ended December 31, 2003. The press release announcing the financial results for the quarter and year ended December 31, 2003 was filed by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORONOCO BANCORP, INC.

Dated: May 10, 2004	By:	/s/ Cornelius D. Mahoney
Cornelius D. Mahoney
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 10, 2004	By:	/s/ Debra L. Murphy
Debra L. Murphy
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)