Form 10-Q
period 2004-06-30
WORONOCO BANCORP INC
filed 2004-08-09
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 30, 2004, there were 3,676,076 shares of the Registrant’s Common Stock outstanding.

WORONOCO BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	Unaudited June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$18,704	$18,110
Interest-bearing deposits	1,047	1,069
Federal funds sold	3,725	7,115

Cash and cash equivalents	23,476	26,294

Securities available for sale, at fair value	235,959	233,376
Federal Home Loan Bank stock, at cost	17,091	15,373
Loans, net of allowance for loan losses ($3,511 at June 30, 2004 and $3,280 at December 31, 2003)	579,767	497,962
Other real estate owned, net	55	—
Premises and equipment, net	9,940	10,131
Accrued interest receivable	3,211	3,156
Goodwill and other intangible assets, net	1,810	1,835
Cash surrender value of life insurance	6,263	6,143
Net deferred tax asset	888	—
Other assets	3,605	1,782

Total assets	$882,065	$796,052

Liabilities and Stockholders’ Equity

Deposits	$447,175	$419,473
Mortgagors’ escrow accounts	1,627	1,825
Short-term borrowings	77,057	42,466
Long-term debt	266,733	248,598
Net deferred tax liability	—	551
Accrued expenses and other liabilities	10,761	4,396

Total liabilities	803,353	717,309

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; 5,998,860 shares issued; shares outstanding: 3,672,804 at June 30, 2004 and 3,631,974 at December 31, 2003)	60	60
Additional paid-in capital	61,363	60,337
Unearned compensation	(4,189)	(3,087)
Shares issuable under stock awards plan	1,560	—
Retained earnings	49,619	48,365
Accumulated other comprehensive income	1,174	3,731
Treasury stock, at cost (2,326,056 shares at June 30, 2004 and 2,366,886 shares at December 31, 2003)	(30,875)	(30,663)

Total stockholders’ equity	78,712	78,743

Total liabilities and stockholders’ equity	$882,065	$796,052

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In Thousands Except Per Share Amounts)

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2004	2003	2004	2003
Interest and dividend income:
Loans, including fees	$7,181	$7,229	$14,174	$14,597
Interest and dividends on securities:
Taxable interest	1,908	1,659	3,895	3,363
Tax exempt interest	247	241	494	488
Dividends	499	427	1,013	940
Trading account securities	—	143	—	333
Federal funds sold	2	20	6	33
Other	2	5	3	7

Total interest and dividend income	9,839	9,724	19,585	19,761

Interest expense:
Deposits	1,582	1,794	3,114	3,489
Borrowings	3,189	3,117	6,241	6,170

Total interest expense	4,771	4,911	9,355	9,659

Net interest and dividend income	5,068	4,813	10,230	10,102
Provision for loan losses	47	76	197	76

Net interest and dividend income, after provision for loan losses	5,021	4,737	10,033	10,026

Non-interest income:
Fee income	1,085	793	2,125	1,548
Insurance commissions	369	292	792	655
Gain on sales of securities available for sale, net	—	11	—	415
Net gain on trading account activities	—	1,194	—	630
Gain on sales of loans, net	—	382	80	785
Gain on sale of supermarket branch	—	—	—	183
Penalty for prepayment of FHLB advances	—	—	—	(539)
Loss on derivative instruments and hedging activities	—	(5)	—	—
Other income	60	13	130	19

Total non-interest income	1,514	2,680	3,127	3,696

Non-interest expenses:
Salaries and employee benefits	2,711	2,449	5,495	4,924
Occupancy and equipment	523	473	1,068	1,026
Marketing	144	220	224	373
Professional services	259	370	530	761
Data processing	259	259	529	516
Other general and administrative	713	662	1,347	1,363

Total non-interest expenses	4,609	4,433	9,193	8,963

Income before income taxes	1,926	2,984	3,967	4,759
Provision for income taxes	562	866	1,170	1,359

Net income	$1,364	$2,118	$2,797	$3,400

Earnings per share:
Basic	$0.40	$0.64	$0.82	$1.03
Diluted	$0.38	$0.59	$0.77	$0.96

Weighted average shares outstanding:
Basic	3,416,986	3,318,293	3,403,635	3,307,455
Diluted	3,615,752	3,565,859	3,610,822	3,537,778

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004 and 2003

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Shares Issuable Under Stock Awards Plan	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2003	$60	$60,337	$(3,087)	$—	$48,365	$3,731	$(30,663)	$78,743

Comprehensive income:
Net income	—	—	—	—	2,797	—	—	2,797
Change in net unrealized gain on securities available for sale	—	—	—	—	—	(2,474)	—	(2,474)
Net loss on derivative instruments	—	—	—	—	—	(83)	—	(83)

Total comprehensive income								240

Decrease in unearned compensation	—	514	458	—	—	—	—	972
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	444	—	—	—	—	—	444
Granting of stock awards in connection with Company’s 2004 Recognition and Retention Plan	—	—	(1,560)	1,560	—	—	—	—
Reissuance of treasury shares in connection with stock option exercises (76,477 shares)	—	68	—	—	(225)	—	996	839
Cash dividends paid ($0.3875 per share)	—	—	—	—	(1,318)	—	—	(1,318)
Treasury stock purchased (35,647 shares)	—	—	—	—	—	—	(1,208)	(1,208)

Balance at June 30, 2004	$60	$61,363	$(4,189)	$1,560	$49,619	$1,174	$(30,875)	$78,712

Balance at December 31, 2002	$60	$59,020	$(3,951)	$—	$44,641	$5,222	$(30,582)	$74,410

Comprehensive income:
Net income	—	—	—	—	3,400	—	—	3,400
Change in net unrealized gain on securities available for sale	—	—	—	—	—	314	—	314
Net gain on derivative instruments	—	—	—	—	—	15	—	15

Total comprehensive income								3,729

Decrease in unearned compensation	—	303	422	—	—	—	—	725
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	82	—	—	—	—	—	82
Reissuance of treasury shares in connection with stock option exercises (94,207 shares)	—	—	—	—	(276)	—	1,193	917
Cash dividends paid ($0.3050 per share)	—	—	—	—	(1,007)	—	—	(1,007)
Treasury stock purchased (55,991 shares)	—	—	—	—	—	—	(1,244)	(1,244)

Balance at June 30, 2003	$60	$59,405	$(3,529)	$—	$46,758	$5,551	$(30,633)	$77,612

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$2,797	$3,400
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	197	76
Net amortization of investments	559	330
Amortization of purchased loans	242	47
Depreciation and amortization	480	475
Amortization of other intangible assets	25	29
Amortization of mortgage servicing rights	87	91
Employee stock ownership plan expense	710	478
Stock-based incentive plan expense	262	247
Gain on sales of available-for-sale securities, net	—	(415)
Net decrease in trading account securities	—	9,693
Net gain on trading activities	—	(630)
Gain on sales of loans, net	(80)	(785)
Gain on sale of supermarket branch, net of expenses	—	(183)
Loans originated and held for sale	(3,139)	(21,746)
Proceeds from sale of loans held for sale	3,186	22,237
Changes in operating assets and liabilities:
Accrued interest receivable	(55)	147
Accrued expenses and other liabilities	1,810	336
Other, net	(2,005)	(995)

Net cash provided by operating activities	5,076	12,832

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	20,110
Purchases of securities available for sale	(24,816)	(138,184)
Principal payments on mortgage-backed securities	22,817	29,506
Purchases of Federal Home Loan Bank stock	(1,718)	(1,172)
Loans originations/purchases and principal collections, net	(82,431)	(9,663)
Additions to premises and equipment	(289)	(306)
Proceeds from sales of premises and equipment, net	—	100

Net cash used in investing activities	(86,437)	(99,609)

Cash flows from financing activities:
Net increase in deposits, excluding deposits sold	27,702	48,761
Sale of supermarket branch deposits, net of premium and expenses	—	(4,084)
Net increase in short-term borrowings	19,591	16,677
Proceeds from issuance of long-term debt	36,499	45,000
Repayments of long-term debt	(3,364)	(14,470)
Net decrease in mortgagors’ escrow accounts	(198)	(131)
Cash dividends paid	(1,318)	(1,007)
Treasury stock purchased	(1,208)	(1,244)
Reissuance of treasury stock in connection with stock option exercises	839	917

Net cash provided by financing activities	78,543	90,419

Net change in cash and cash equivalents	(2,818)	3,642

Cash and cash equivalents at beginning of period	26,294	27,801

Cash and cash equivalents at end of period	$23,476	$31,443

Supplemental cash flow information:
Interest paid on deposits	$2,728	$3,870
Interest paid on borrowings	6,277	6,225
Income taxes paid	1,284	2,081
Transfer of long-term debt to short-term borrowings	15,000	10,000
Net due to brokers for investment securities transactions	4,998	—

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Six Months Ended June 30, 2004

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

Earnings per common share for the three and six months ended June 30, 2004 and 2003 have been computed based upon the following (dollars in thousands except per share amounts):

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,364	$2,118	$2,797	$3,400

Average number of common shares outstanding	3,416,986	3,318,293	3,403,635	3,307,455
Effect of common stock equivalents	198,766	247,566	207,187	230,323

Average number of common shares outstanding used to calculate diluted earnings per share	3,615,752	3,565,859	3,610,822	3,537,778

Net income per share:
Basic	$0.40	$0.64	$0.82	$1.03
Diluted	$0.38	$0.59	$0.77	$0.96

For the three and six months ended June 30, 2004, the Company had 46,000 options outstanding that were anti-dilutive and therefore not included in the earnings per share calculation. There were no outstanding options which were anti-dilutive and not included in the earnings per share calculation for the three and six months ended June 30, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,364	$2,118	$2,797	$3,400
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(221)	(95)	(670)	(335)

Pro forma net income	$1,143	$2,023	$2,127	$3,065

Earnings per share:
Basic-as reported	$0.40	$0.64	$0.82	$1.03

Basic-pro forma	$0.33	$0.61	$0.62	$0.93

Diluted-as reported	$0.38	$0.59	$0.77	$0.96

Diluted-pro forma	$0.32	$0.57	$0.59	$0.87

Basic shares outstanding	3,416,986	3,318,293	3,403,635	3,307,455
Diluted shares outstanding	3,615,752	3,565,859	3,610,822	3,537,778

4. Dividends

On July 21, 2004, the Company declared a cash dividend of $0.20 per share payable on September 7, 2004 to shareholders of record as of the close of business on August 12, 2004.

5. Loan commitments

Outstanding loan commitments totaled $25.5 million at June 30, 2004 compared to $8.4 million at December 31, 2003. At June 30, 2004 and December 31, 2003, the Company had commitments to purchase loans of $2.4 million and $57.7 million, respectively.

6. Segment reporting

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, follows:

2004	Banking	Insurance	Intersegment Elimination	Consolidated Totals
	(In Thousands)
Net interest and dividend income	$10,230	$—	$—	$10,230
Other revenue - external customers	2,125	792	—	2,917
Other revenue - from other segments	—	2	(2)	—
Depreciation and amortization	462	18	—	480
Provision for loan losses	197	—	—	197
Profit	2,660	137	—	2,797
Assets	880,077	2,862	(874)	882,065

2003
Net interest and dividend income	$10,102	$—	$—	$10,102
Other revenue - external customers	1,548	655	—	2,203
Other revenue - from other segments	—	3	(3)	—
Depreciation and amortization	459	16	—	475
Provision for loan losses	76	—	—	76
Profit	3,325	75	—	3,400
Assets	798,794	2,412	(440)	800,766

7. 2004 Stock Awards

Under the Company’s 2004 Equity Compensation Plan, the Company may grant stock awards to its directors, officers and employees for up to 50,000 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The Company granted 50,000 stock awards on June 7, 2004 at a cost of $31.20 per share. These stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company did not record compensation cost for the six months ended June 30, 2004 in connection with these stock awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and six months ended June 30, 2004 and 2003, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

The Company’s assets expanded $86.0 million, or 10.8%, to $882.1 million at June 30, 2004 as compared to $796.1 million at December 31, 2003, largely due to growth in net loans, partially offset by lower federal funds sold. Total net loans rose $81.8 million, or 16.4%, to $579.8 million at June 30, 2004 primarily as a result of purchases of adjustable-rate, one-to four-family residential mortgages and solid loan origination activity, partially offset by refinancing and prepayment activity and amortization in the existing portfolio as well as loan sales. Federal funds sold balances fell $3.4 million as these funds were used to pay down short-term Federal Home Loan Bank (the “FHLB”) advances.

The balance sheet expansion was funded primarily by growth in core deposits, brokered certificates of deposit, short-term borrowings and long-term debt, partially mitigated by a reduction in certificates of deposit. Core deposits, which exclude brokered deposits and certificates of deposit, grew $15.9 million, or 6.8%, to $248.8 million at June 30, 2004 from $232.9 million at December 31, 2003 largely as a result of the success of promotional and sales activities associated with several relationship-banking packages. Short-term borrowings increased $34.6 million, or 81.5%, to $77.1 million at June 30, 2004 and long-term debt increased $18.1 million, or 7.3%, to $266.7 million at June 30, 2004 mainly reflecting the use of additional FHLB advances to fund balance sheet growth. Brokered deposit balances rose $19.3 million, or 36.9%, to $71.5 million at June 30, 2004 primarily to support loan purchases. Certificates of deposit balances fell $7.5 million, or 5.6%, to $126.8 million at June 30, 2004 principally due to the maturity of certain accounts with promotional rates.

Total stockholders’ equity was $78.7 million at June 30, 2004 and December 31, 2003. Stockholders’ equity benefited from net income of $2.8 million, a reduction of $972,000 in unearned compensation resulting from continued vesting in stock benefit plans, treasury share reissuances totaling $839,000 in connection with the exercise of stock options and tax benefit adjustments in the amount of $444,000 related to the vesting of stock awards and stock option exercises. These items were offset by a decrease of $2.5 million in net unrealized gains on securities available for sale, cash dividends of $1.3 million and the repurchase of 76,477 shares of stock at a cost of $1.2 million.

Investment Activities

At June 30, 2004, the Company’s investment securities portfolio, all of which was classified as available-for-sale, amounted to $236.0 million, or 26.8% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	June 30, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities:
Equity securities:
Mutual funds	$5,119	$5,175	$5,054	$5,114
Common stocks	115	115	115	115

Total equity securities	5,234	5,290	5,169	5,229

Debt securities:
Mortgage-backed:
Freddie Mac	61,649	60,730	66,723	66,702
Fannie Mae	114,429	114,809	100,987	102,855
Ginnie Mae	6,192	6,407	8,088	8,428
REMIC	63	64	80	80

Total mortgage-backed securities	182,333	182,010	175,878	178,065

Other:
U.S. agency	5,064	5,230	5,081	5,369
Municipal bonds	21,436	21,806	21,442	22,277
Trust preferred	20,092	21,623	20,151	22,436

Total other debt securities	46,592	48,659	46,674	50,082

Total debt securities	228,925	230,669	222,552	228,147

Total available-for-sale securities (1)	$234,159	$235,959	$227,721	$233,376

(1)	Does not include investments in FHLB-Boston stock totaling $17.1 million at June 30, 2004 and $15.4 million at December 31, 2003.

Securities available-for-sale increased $2.6 million, or 1.1%, to $236.0 million at June 30, 2004 primarily due to purchases of mortgage-backed securities totaling $29.8 million, partially offset by mortgage-backed security principal payments amounting to $22.8 million and a decrease of $3.9 million in net unrealized gains on available-for-sale securities. The Company used cash flows from the existing portfolio to purchase mortgage-backed securities with an estimated weighted average life of less than five years in an effort to benefit from the rising rate environment, enhance net interest income as a result of positive interest rate spreads and position the balance sheet for expected future interest rate increases.

Lending Activities

At June 30, 2004, the Company’s net loan portfolio was $579.8 million, or 65.7% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	June 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$364,677	61.52%	$279,889	55.20%
Multi-family	36,941	6.23%	41,178	8.12%
Commercial	65,275	11.01%	61,342	12.10%
Construction and development	20,403	3.44%	20,106	3.96%

Total real estate loans	487,296	82.20%	402,515	79.38%

Consumer loans:
Home equity	80,578	13.59%	80,168	15.81%
Automobile	6,431	1.09%	7,151	1.41%
Other	2,348	0.40%	2,333	0.46%

Total consumer loans	89,357	15.08%	89,652	17.68%

Commercial loans	16,144	2.72%	14,931	2.94%

Total loans	592,797	100.00%	507,098	100.00%

Less:
Unadvanced loan funds (1)	(10,307)		(6,673)
Net deferred loan origination costs	788		817
Allowance for loan losses	(3,511)		(3,280)

Loans, net	$579,767		$497,962

(1)	Includes committed but unadvanced loan amounts.

The Company’s net loan portfolio grew $81.8 million, or 16.4%, during the first six months of 2004 largely reflecting purchases of $95.4 million in adjustable-rate, one-to four-family residential mortgages and origination volume totaling $67.6 million. Management believes these loan purchases will enhance net interest income as a result of positive interest rate spreads and will position the balance sheet for expected future interest rate increases. The Company’s level of loan closings was strong as a result of several factors including promotional and sales activities, a strong housing market and a stable local economy. These factors were somewhat mitigated by refinancing and prepayment activity totaling $47.7 million due primarily to the lower interest rate environment, amortization of the existing portfolio amounting to $30.0 million and the sale of $3.1 million of longer-term, fixed rate, one-to four-family residential loans. The loan sales should help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages during the remainder of 2004.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)
Nonaccrual loans:
One- to four- family real estate	$348	$388
Multi-family and commercial real estate	148	—
Other consumer	24	29

Total	520	417
Real estate owned, net (1)	55	—

Total nonperforming assets	575	417
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$575	$417

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.09%	0.08%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.07%	0.05%

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Allowance for Loan Losses

Management prepares a loan loss sufficiency analysis on a quarterly basis based upon the loan portfolio composition, asset classifications, existing loan-to-value ratios, impairments in the loan portfolio, historical loan loss experience and other relevant factors. This analysis is compared to actual losses, peer group data and economic trends and conditions. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations.

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

The Company’s allowance methodology has been applied on a consistent basis. Based on this methodology, the Company believes that it has established and maintained the allowance for loan losses at adequate levels. However, future adjustments to the allowance for loan losses may be necessary if economic, real estate, loan growth and portfolio diversification and other conditions differ substantially from the current operating environment, resulting in estimated and actual losses differing substantially.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,280	$3,156

Charged-off loans:
Real Estate	10	6
Consumer	55	59

Total charged-off loans	65	65

Recoveries on loans previously charged-off:
Real estate	60	17
Commercial	—	6
Consumer	39	31

Total recoveries	99	54

Net loan (recoveries) charge-offs	(34)	11
Provision for loan losses	197	76

Allowance for loan losses, end of period	$3,511	$3,221

Net loan (recoveries) charge-offs to average loans, net	(0.01)%	0.00%
Allowance for loan losses to total loans (1)	0.60%	0.67%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	675.19%	443.05%
Net loan (recoveries) charge-offs to allowance for loan losses	(1.94)%	0.68%
Recoveries to charge-offs	152.31%	83.08%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

In the first quarter of 2004, the Company recorded a $60,000 recovery related to the payoff of a real estate loan.

Deposits

The following table sets forth the Company’s deposit accounts for the periods indicated.

	June 30, 2004		December 31, 2003
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand	$28,465	6.37%	$28,121	6.70%
Savings	86,705	19.39%	83,768	19.97%
Money market	69,689	15.58%	60,179	14.35%
NOW	63,943	14.30%	60,802	14.49%
Brokered deposits	71,524	15.99%	52,232	12.45%
Certificates of deposit	126,849	28.37%	134,371	32.04%

Total deposits	$447,175	100.00%	$419,473	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit, grew $15.9 million, or 6.8%, to $248.8 million at June 30, 2004 from $232.9 million at December 31, 2003. The growth in core deposits reflects the success of sales and marketing efforts associated with several relationship-banking packages. Brokered deposits balances rose $19.3 million, or 36.9%, to $71.5 million at June 30, 2004 to fund loan purchases. The Company utilizes brokered deposits from time to time as an alternative funding source and to reduce dependence on FHLB advances when the interest rates on these instruments are competitive compared to other funding vehicles. Certificates of deposit balances fell $7.5 million, or 5.6%, to $126.8 million at June 30, 2004 largely due to the maturity of certain accounts with promotional rates.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003

General

Net income decreased $754,000, or 35.6%, to $1.4 million for the quarter ended June 30, 2004 compared to $2.1 million for the same quarter last year. Diluted earnings per share fell 35.6% to $0.38 for the three months ended June 30, 2004 from $0.59 for the same period in 2003. The 2003 results included net gains of $1.2 million from trading activities and $382,000 from loan sales as well as the net tax expense of $572,000 associated with these items. Excluding these items, net income for the quarter ended June 30, 2003 would have been $1.1 million, or $0.31 per share. Several factors influenced the financial results in the second quarter of 2004 including growth in average loans, investment securities and lower-costing core deposits and expansion in fee income and insurance commissions, somewhat offset by net interest margin compression and higher non-interest expenses.

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

	For the Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$170,820	$1,847	4.33%	$144,550	$1,748	(2)	4.84	%(2)
U.S. Government and agency securities	5,304	61	4.60%	10,694	108		4.04%
Equity securities	43,471	499	4.59%	32,247	427		5.30%
State and municipal securities (3)	21,930	374	6.82%	22,364	365		6.53%
Trading securities	—	—	—	9,594	143		5.96%
Loans: (4)
Residential real estate loans	380,319	4,854	5.11%	300,813	4,539		6.04%
Commercial real estate loans	68,980	1,046	6.07%	70,086	1,261		7.20%
Consumer loans	88,412	1,069	4.86%	90,552	1,241		5.50%
Commercial loans	15,623	212	5.37%	11,925	188		6.24%

Loans, net	553,334	7,181	5.19%	473,376	7,229		6.11%
Other	2,372	4	0.67%	11,376	25		0.87%

Total interest-earning assets	797,231	9,966	5.00%	704,201	10,045	(2)	5.71	%(2)

Noninterest-earning assets	43,341			40,835

Total assets	$840,572			$745,036

Interest-bearing liabilities:
Deposits:
Money market accounts	$66,586	$195	1.18%	$56,222	$194		1.38%
Savings accounts (5)	87,823	129	0.59%	82,472	205		1.00%
NOW accounts	62,037	62	0.40%	63,251	106		0.67%
Certificates of deposit (6)	188,353	1,196	2.55%	177,504	1,289		2.91%

Total interest-bearing deposits	404,799	1,582	1.57%	379,449	1,794		1.90%
Borrowings	322,922	3,189	3.91%	257,276	3,117		4.79%

Total interest-bearing liabilities	727,721	4,771	2.64%	636,725	4,911		3.09%

Demand deposits	29,101			25,347
Other noninterest-bearing liabilities	4,013			5,876

Total liabilities	760,835			667,948
Total stockholders’ equity	79,737			77,088

Total liabilities and stockholders’ equity	$840,572			$745,036

Net interest-earning assets	$69,510			$67,476

Tax equivalent net interest income/interest rate spread (7)		5,195	2.36%		5,134	(2)	2.62	%(2)

Tax equivalent net interest margin as a percentage of interest-earning assets (8)			2.61%				2.92	%(2)

Ratio of interest-earning assets to interest-bearing liabilities			109.55%				110.60%

Less: tax equivalent adjustment (3)		(127)			(124)

Net interest income as reported on income statement		$5,068			$5,010	(2)

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(3)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.
(4)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(5)	Savings accounts include mortgagors’ escrow deposits.
(6)	Certificates of deposit include brokered deposits.
(7)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(8)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2004 compared to 2003
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In Thousands)
Interest-earning assets:
Mortgage-backed securities (1)	$297	$(198)	$99
U.S. Government and agency securities	(60)	13	(47)
Equity securities	135	(63)	72
State and municipal securities (2)	(7)	16	9
Trading account securities	(71)	(72)	(143)
Loans:
Residential real estate loans	1,083	(768)	315
Commercial real estate loans	(20)	(195)	(215)
Consumer loans	(29)	(143)	(172)
Commercial loans	52	(28)	24

Total loans	1,086	(1,134)	(48)
Other	(16)	(5)	(21)

Total interest-earning assets (1)	1,364	(1,443)	(79)

Interest-bearing liabilities:
Deposits:
Money market accounts	33	(32)	1
Savings accounts (3)	12	(88)	(76)
NOW accounts	(2)	(42)	(44)
Certificates of deposit (4)	74	(167)	(93)

Total deposits	117	(329)	(212)
Borrowings	710	(638)	72

Total interest-bearing liabilities	827	(967)	(140)

Increase (decrease) in net interest income (1) (5)	$537	$(476)	$61

(1)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(2)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(3)	Includes interest on mortgagors’ escrow deposits.
(4)	Includes interest on brokered certificates of deposit.
(5)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, increased $61,000, or 1.2%, to $5.2 million for the three months ended June 30, 2004 compared to $5.1 million for the same period in 2003, mainly driven by net interest margin contraction, partially offset by growth in average interest-earning assets. Net interest margin, on a tax equivalent basis, compressed 31 basis points to 2.61% for the three months ended June 30, 2004 from the comparable period in 2003 primarily resulting from reduced yields on interest-earning assets, somewhat mitigated by a lower cost of funds.

Interest and dividend income, on a tax equivalent basis, fell $79,000, or 0.8%, to $10.0 million for the three months ended June 30, 2004 compared to the same period last year, largely reflecting a decrease in the yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets declined 71 basis points to 5.00% for the three months ended June 30, 2004, principally as a result of lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayment and refinancing volume as well as accelerated cash flows and premium amortization associated with the existing purchased loans and mortgage-backed securities portfolios. The proceeds from these activities were used to support loan growth and to purchase adjustable rate loans and investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates. Average interest-earning assets totaled $797.2 million for the three months ended June 30, 2004 compared to $704.2 million for the same period last year, an increase of $93.0 million, or 13.2%. Average mortgage-backed securities rose $26.3 million, or 18.2%, mainly attributable to additional purchases, somewhat offset by principal payments. Average loans increased $80.0 million, or 16.9%, primarily due to strong origination and refinancing volume and purchases of one-to four-family adjustable-rate mortgages, somewhat mitigated by amortization and prepayments of existing loans and sales of longer-term, fixed-rate residential mortgages. Average equity securities expanded $11.2 million, or 34.8%, principally reflecting purchases of FHLB stock and mutual funds. Average U.S. Government and agency securities balances fell $5.4 million as a result of sales in the second quarter of 2003. The reduction of $9.6 million in average trading securities reflects the liquidation of the portfolio during 2003 as a result of favorable market conditions.

Total interest expense declined $140,000, or 2.9%, to $4.8 million for the three months ended June 30, 2004 from $4.9 million for the same period in 2003, resulting primarily from reduced rates paid on average interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. Rates paid on average interest-bearing liabilities fell 45 basis points to 2.64% for the second quarter of 2004, largely reflecting a significant reduction in market interest rates and expanded lower-cost core deposits. The lower market interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits and borrowings. Average interest-bearing liabilities rose $91.0 million, or 14.3%, to $727.7 million for the three months ended June 30, 2004 from $636.7 million for the comparable period in 2003 reflecting solid growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion.

Provision for Loan Losses

The provision for loan losses decreased $29,000 to $47,000 in the second quarter of 2004 compared to $76,000 for the same period in 2003 primarily due to a reduction in the loan loss reserve percentage for purchased loans, partially offset by purchases of adjustable-rate residential loans totaling $95.4 million in 2004 and increase in net charge-offs for the second quarter of 2004. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income declined $1.2 million, or 43.5%, to $1.5 million for the second quarter of 2004 compared to $2.7 million for the same period in 2003. The 2003 results included net gains of $1.2 million from trading activities and $382,000 from loan sales. Excluding these items, non-interest income in the three months ended June 30, 2003 would have been $1.1 million. Fee income increased $292,000, or 36.8%, to $1.1 million in the second quarter of 2004 from $793,000 for the comparable period in 2003 reflecting expansion in core deposits and the impact of a new deposit service introduced in the second quarter of 2003. Insurance commissions totaled $369,000 for the three months ended June 30, 2004 compared to $292,000 in the second quarter of 2003, an increase of $77,000, or 26.4%, mainly resulting from new customers gained as a result of successful marketing and business development efforts. Other income increased $47,000 to $60,000 for the three months ended June 30, 2004 due to revenue recognized in 2004 associated with rental property and bank-owned life insurance. Net gains from sales of loans totaled $382,000 for the second quarter of 2003 due to the sale of $10.6 million of one-to four-family loans. The gains from loan sales are indicative of the Company’s strategy to sell longer-term, lower coupon, fixed-rate mortgages. The Company realized no gains on loan sales during the three months ended June 30, 2004 largely attributable to declining originations of longer-term, lower coupon, fixed rate mortgages. In connection with the recovery in stock prices in 2003, the Company realized net trading gains of $1.2 million related to sales of certain securities and a positive valuation adjustment for the remaining portfolio.

Non-interest Expenses

Non-interest expenses increased $176,000, or 4.0%, to $4.6 million for the three months ended June 30, 2004 compared to $4.4 million in the second quarter of 2003 largely attributable to higher salaries and benefits, occupancy and equipment and other general and adminstrative expenses, partially offset by lower marketing and professional services costs. Salaries and benefits expenses rose $262,000, or 10.7%, to $2.7 million for the second quarter of 2004 reflecting additional staffing costs for a new full-service branch in Chicopee opened in the fourth quarter of 2003, standard wage increases and increased benefit costs associated with the Company’s higher stock price in 2004 compared to 2003. Occupancy and equipment costs increased $50,000, or 10.6%, mainly as a result of the new full-service branch in Chicopee. Other general and administrative expenses expanded $51,000, or 7.7%, mainly due to increased costs associated with a larger account base, investment management services, purchased loans and other real estate owned. Marketing costs dropped $76,000, or 34.5%, to $144,000 in the second quarter of 2004 primarily due to less promotional activities. Professional services expenses fell $111,000, or 30.0%, to $259,000 for the three months ended June 30, 2004 largely resulting from consulting costs incurred in 2003 in connection with employee benefit plans, an information technology audit and a new deposit service initiated in 2003.

Income Taxes

The Company’s income tax expense decreased $304,000, or 35.1%, to $562,000 for the second quarter of 2004 compared to $866,000 in 2003 primarily attributable to lower income before taxes. The Company’s effective tax rate was 29.2% for the three months ended June 30, 2004 compared to 29.0% in 2003.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

General

Net income decreased $603,000, or 17.7%, to $2.8 million for the six months ended June 30, 2004 compared to $3.4 million for the same period last year. Diluted earnings per share fell 19.8% to $0.77 for the six months ended June 30, 2004 from $0.96 for the same period in 2003. The 2003 results included net gains of $785,000 from loan sales, $630,000 from trading activities, $415,000 from security sales and $183,000 from the sale of a supermarket branch as well as a $539,000 penalty for the prepayment of certain FHLB advances and the net tax expense of $540,000 associated with these items. Excluding these items, net income for the six months ended June 30, 2003 would have been $2.5 million, or $0.70 per diluted share. Several factors influenced the financial results for the first six months of 2004 including growth in average loans, investment securities and lower-costing core deposits and expansion in fee income and insurance commissions, somewhat offset by net interest margin compression and higher provision for loan losses and non-interest expenses.

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

	For the Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$172,524	$3,774	4.38%	$125,307	$3,303	(2)	5.27	%(2)
U.S. Government and agency securities	5,337	121	4.53%	13,493	257		3.81%
Equity securities	43,386	1,013	4.67%	33,801	940		5.56%
State and municipal securities (3)	22,145	748	6.76%	22,152	739		6.67%
Trading securities	—	—	—	12,272	333		5.43%
Loans: (4)
Residential real estate loans	358,723	9,428	5.26%	299,624	9,250		6.17%
Commercial real estate loans	68,966	2,150	6.23%	67,643	2,422		7.16%
Consumer loans	88,793	2,187	4.95%	91,522	2,552		5.62%
Commercial loans	15,360	409	5.27%	11,659	373		6.36%

Loans, net	531,842	14,174	5.33%	470,448	14,597		6.21%
Other	2,765	9	0.64%	9,040	40		0.88%

Total interest-earning assets	777,999	19,839	5.10%	686,513	20,209	(2)	5.89	%(2)

Noninterest-earning assets	41,779			39,360

Total assets	$819,778			$725,873

Interest-bearing liabilities:
Deposits:
Money market accounts	$63,864	$357	1.12%	$52,827	$358		1.37%
Savings accounts (5)	86,680	241	0.56%	79,945	394		0.99%
NOW accounts	60,814	123	0.41%	63,398	228		0.73%
Certificates of deposit (6)	186,232	2,393	2.58%	170,774	2,509		2.96%

Total interest-bearing deposits	397,590	3,114	1.58%	366,944	3,489		1.92%
Borrowings	310,286	6,241	3.98%	252,664	6,170		4.86%

Total interest-bearing liabilities	707,876	9,355	2.66%	619,608	9,659		3.14%

Demand deposits	27,902			24,509
Other noninterest-bearing liabilities	4,167			5,554

Total liabilities	739,945			649,671
Total stockholders’ equity	79,833			76,202

Total liabilities and stockholders’ equity	$819,778			$725,873

Net interest-earning assets	$70,123			$66,905

Tax equivalent net interest income/interest rate spread (7)		10,484	2.44%		10,550	(2)	2.75	%(2)

Tax equivalent net interest margin as a percentage of interest-earning assets (8)			2.70%				3.07	%(2)

Ratio of interest-earning assets to interest-bearing liabilities			109.91%				110.80%

Less: tax equivalent adjustment (3)		(254)			(251)

Net interest income as reported on income statement		$10,230			$10,299	(2)

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(3)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.
(4)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(5)	Savings accounts include mortgagors’ escrow deposits.
(6)	Certificates of deposit include brokered deposits.
(7)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(8)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2004 compared to 2003
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In Thousands)
Interest-earning assets:
Mortgage-backed securities (1)	$1,099	$(628)	$471
U.S. Government and agency securities	(178)	42	(136)
Equity securities	240	(167)	73
State and municipal securities (2)	—	9	9
Trading account securities	(166)	(167)	(333)
Loans:
Residential real estate loans	1,670	(1,492)	178
Commercial real estate loans	46	(318)	(272)
Consumer loans	(73)	(292)	(365)
Commercial loans	107	(71)	36

Total loans	1,750	(2,173)	(423)
Other	(22)	(9)	(31)

Total interest-earning assets (1)	2,723	(3,093)	(370)

Interest-bearing liabilities:
Deposits:
Money market accounts	69	(70)	(1)
Savings accounts (3)	31	(184)	(153)
NOW accounts	(9)	(96)	(105)
Certificates of deposit (4)	219	(335)	(116)

Total deposits	310	(685)	(375)
Borrowings	1,291	(1,220)	71

Total interest-bearing liabilities	1,601	(1,905)	(304)

Increase (decrease) in net interest income (1) (5)	$1,122	$(1,188)	$(66)

(1)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(2)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(3)	Includes interest on mortgagors’ escrow deposits.
(4)	Includes interest on brokered certificates of deposit.
(5)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, decreased $66,000, or 0.6%, to $10.5 million for the six months ended June 30, 2004 compared to $10.6 million for the same period in 2003, mainly driven by net interest margin contraction, partially offset by growth in average interest-earning assets. Net interest margin, on a tax equivalent basis, compressed 37 basis points to 2.70% for the six months ended June 30, 2004 from the comparable period in 2003 primarily resulting from reduced yields on interest-earning assets, somewhat mitigated by a lower cost of funds.

Interest and dividend income, on a tax equivalent basis, fell $370,000, or 1.8%, to $19.8 million for the six months ended June 30, 2004 compared to $20.2 million for the same period last year, largely reflecting a decrease in the yield on average interest-earning assets, partially offset by growth in average interest-earning assets. The yield on average interest-earning assets declined 79 basis points to 5.10% for the six months ended June 30, 2004, principally as a result of lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayment and refinancing volume as well as accelerated cash flows and premium amortization associated with the existing purchased loans and mortgage-backed securities portfolios. The proceeds from these activities were used to support loan growth and to purchase adjustable rate loans and investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates. Average interest-earning assets totaled $778.0 million for the six months ended June 30, 2004 compared to $686.5 million for the same period last year, an increase of $91.5 million, or 13.3%. Average mortgage-backed securities rose $47.2 million, or 37.7%, mainly attributable to additional purchases, somewhat offset by principal payments. Average loans increased $61.4 million, or 13.1%, primarily due to strong origination and refinancing volume and purchases of one-to four-family adjustable-rate mortgages, somewhat mitigated by amortization and prepayments of existing loans and sales of longer-term, fixed-rate residential mortgages. Average equity securities expanded $9.6 million, or 28.4%, principally reflecting purchases of FHLB stock and mutual funds. Average U.S. Government and agency securities balances fell $8.2 million as a result of sales in the second quarter of 2003. The reduction of $12.3 million in average trading securities reflects the liquidation of the portfolio during 2003 as a result of favorable market conditions.

Total interest expense declined $304,000, or 3.1%, to $9.4 million for the six months ended June 30, 2004 from $9.7 million for the same period in 2003, resulting primarily from reduced rates paid on average interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. Rates paid on average interest-bearing liabilities fell 48 basis points to 2.66% for the six months ended June 30, 2004, largely reflecting a significant reduction in market interest rates and expanded lower-cost core deposits. The lower market interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits and borrowings. Average interest-bearing liabilities rose $88.3 million, or 14.2%, to $707.9 million for the six months ended June 30, 2004 from $619.6 million for the comparable period in 2003 reflecting solid growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion.

Provision for Loan Losses

The provision for loan losses increased $121,000 to $197,000 in the six months ended June 30, 2004 compared to $76,000 for the same period in 2003 primarily due to purchases of adjustable-rate residential loans totaling $95.4 million in 2004, a large reduction in loan sales from $21.7 million in 2003 to $3.1 million in 2004 and a decrease in non-performing loans in 2003, somewhat offset by net recoveries totaling $34,000 for the six months ended June 30, 2004 compared to net charge-offs of $11,000 in 2003. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income declined $569,000, or 15.4%, to $3.1 million for the six months ended June 30, 2004 compared to $3.7 million for the same period in 2003. The 2003 results included net gains of $785,000 from loan sales, $630,000 from trading activities, $415,000 from security sales and $183,000 from the sale of a supermarket branch as well as a $539,000 penalty for the prepayment of certain FHLB advances. Excluding these items, non-interest income in the six months ended June 30, 2003 would have been $2.2 million. Fee income increased $577,000, or 37.3%, to $2.1 million in the six months ended June 30, 2004 from $1.5 million for the comparable period in 2003 reflecting expansion in core deposits and the impact of the new deposit service introduced in the six months ended June 30, 2003. Insurance commissions totaled $792,000 for the six months ended June 30, 2004 compared to $655,000 in the same period last year, an increase of $137,000, or 20.9%, mainly resulting from new customers gained as a result of successful marketing and business development efforts. Other income increased $111,000 to $130,000 for the first six months of 2004 due to revenue recognized in 2004 associated with rental property and bank-owned life insurance. Gain on sales of loans declined $705,000 to $80,000 for the six months ended June 30, 2004 compared to $785,000 for the same period in 2003 as only $3.1 million of one-to four-family loans were sold in 2004 compared to $21.7 million in 2003. In connection with the recovery in stock prices in 2003, the Company realized net trading gains of $630,000 related to sales of certain securities and a positive valuation adjustment for the remaining portfolio.

Non-interest Expenses

Non-interest expenses increased $230,000, or 2.6%, to $9.2 million for the six months ended June 30, 2004 compared to $9.0 million in the same period in 2003 principally attributable to higher salaries and benefits costs, partially offset by lower marketing and professional services expenses. Salaries and benefits expenses rose $571,000, or 11.6%, to $5.5 million for six months ended June 30, 2004 reflecting additional staffing costs for the new full-service branch in Chicopee, standard wage increases and increased benefit costs associated with the Company’s higher stock price in 2004 compared to 2003. Marketing costs dropped $149,000, or 39.9%, to $224,000 in the six months ended June 30, 2004 primarily due to less promotional activities. Professional services expenses fell $231,000, or 30.4%, to $530,000 for the six months ended June 30, 2004 largely resulting from consulting costs incurred in 2003 in connection with employee benefit plans, an information technology audit and a new deposit service initiated in 2003.

Income Taxes

The Company’s income tax expense decreased $189,000, or 13.9%, to $1.2 million for the six months ended June 30, 2004 compared to $1.4 million in 2003 primarily attributable to lower income before taxes, partially offset by an increase in the effective tax rate. The Company’s effective tax rate rose to 29.5% for the six months ended June 30, 2004 from 28.6% in 2003 principally as a result of the impact of the dividends received deduction realized in 2003. As a result of the liquidation of the trading securities portfolio in 2003, the Company no longer receives the benefit of the preferential treatment for such income.

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

The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of other types of loans, purchases of one-to four-family adjustable-rate mortgages and investments in mortgage-backed, debt and equity securities. During the six months ended June 30, 2004, the Company’s loan originations and purchases totaled $67.6 million and $95.4 million, respectively. At June 30, 2004, the Company’s investments in mortgage-backed, other debt and equity securities totaled $236.0 million.

These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. The Company experienced a $27.7 million net increase in total deposits during the six months ended June 30, 2004, including the net issuance of $19.3 million in brokered deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At June 30, 2004, the Company had $338.7 million of outstanding FHLB borrowings.

During the six months ended June 30, 2004, the Company sold $3.1 million of longer-term, lower-coupon, fixed rate residential mortgages. The Company normally originates fixed- and adjustable-rate loans for its portfolio. However, an analysis of the Company’s interest rate profile and the low rates at which these loans were originated led management to determine that these assets should be sold and the proceeds redeployed. The sale of these loans reduced the amount of high quality collateral available to be pledged as security for borrowings in the secondary market. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed-rate residential mortgages during the remainder of 2004.

At June 30, 2004, the Company had outstanding commitments to originate $25.5 million of loans and to purchase $2.4 million of one-to four-family adjustable-rate mortgages. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less from June 30, 2004 totaled $90.2 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Off-Balance Sheet Arrangements

Information relating to Off-Balance Sheet Arrangements is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. There have been no material changes in the Company’s off-balance sheet arrangements since December 31, 2003.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. Since December 31, 2003, the Company has entered into lease agreements for a new branch in Longmeadow, Massachusetts and a new facility in Feeding Hills, Massachusetts. Both leases are expected to commence in the fourth quarter of 2004. The operating lease for the Longmeadow branch requires payments of $201,000 due within one year, $402,000 in years 1-3, $424,000 in years 3-5 and $2.5 million in more than 5 years. The operating lease for the Feeding Hills branch requires payments of $120,000 due within one year, $240,000 in years 1-3 and $240,000 in years 3-5. The Company has the right to extend these agreements for two five-year periods.

The Company also increased its long-term debt to $266,733 at June 30, 2004 from $248,598 at December 31, 2003. Long-term debt consists of FHLB advances scheduled to mature after June 30, 2005. The FHLB advance agreements require payments of $6.8 million due within one year, $118.2 million in years 1-3, $51.7 million in years 3-5 and $90 million in more than 5 years. There were no other material changes in the Company’s payments due under contractual obligations.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Management believes, as of June 30, 2004 and December 31, 2003, that the Bank met all capital adequacy requirements to which it was subject.

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

As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not, under current law, subject to any separate regulatory capital requirements.

The Company’s and Bank’s actual capital amounts and ratios as of June 30, 2004 and December 31, 2003 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of June 30, 2004
Total Capital to Risk Weighted Assets
Company	$79,153	14.9%	N/A	N/A	N/A	N/A
Bank	$69,861	13.1%	$42,501	8.0%	$53,126	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$75,617	14.2%	N/A	N/A	N/A	N/A
Bank	$66,325	12.5%	$21,251	4.0%	$31,876	6.0%

Tier 1 Capital to Average Assets
Company	$75,617	9.1%	N/A	N/A	N/A	N/A
Bank	$66,325	7.9%	$33,388	4.0%	$41,735	5.0%

As of December 31, 2003:
Total Capital to Risk Weighted Assets
Company	$76,414	15.9%	N/A	N/A	N/A	N/A
Bank	$65,200	13.5%	$38,504	8.0%	$48,130	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$73,107	15.2%	N/A	N/A	N/A	N/A
Bank	$61,893	12.9%	$19,252	4.0%	$28,878	6.0%

Tier 1 Capital to Average Assets
Company	$73,107	9.3%	N/A	N/A	N/A	N/A
Bank	$61,893	7.9%	$31,327	4.0%	$39,159	5.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. Following is a discussion of material changes to the Company’s market risk disclosures since December 31, 2003.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 -30, 2004	3,355	$33.95	3,355	27,340

May 1 -31, 2004	10,347	30.68	10,347	16,993

June 1 -30, 2004	383	32.90	383	16,610

Total	14,085	$31.52	14,085	NA

(1)	The Company has purchased all shares in open market purchases pursuant to a repurchase plan announced on November 2, 2001. In accordance with this plan, the Company intends to purchase up to 373,952 shares, from time to time, subject to market conditions. This plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended June 30, 2004. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

a.	An annual meeting of shareholders of the Company was held on April 28, 2004 (the “Annual Meeting”).

b.	Not applicable.

c.	The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.	Election of directors for a three-year term.

Director Nominees Elected For Three Year Term:	For	Withheld
Joseph P. Keenan	3,359,677	15,278
Carmen J. Mascaro	3,345,456	29,499
Richard L. Pomeroy	3,345,001	29,954
Ann V. Schultz	3,299,652	75,303

2.	The ratification and approval of the Woronoco Bancorp, Inc. 2004 Equity Compensation Plan.

For	Against	Abstain	Broker Non-Votes
2,078,523	318,737	58,299	919,396

3.	The ratification of the appointment of Wolf & Company, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2004.

For	Against	Abstain
3,352,107	8,401	14,447

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

(a)	Exhibits

3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)

3.2	Amended Bylaws of Woronoco Bancorp, Inc. (2)

4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)

10.1	Woronoco Bancorp, Inc. 2004 Equity Compensation Plan (3)

11.0	Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 – Earnings Per Share)

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(2)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on November 14, 2002.
(3)	Incorporated by reference into this document from the proxy statement filed on March 22, 2004.

(b)	Reports on Form 8-K

On July 22, 2004, Woronoco Bancorp, Inc. furnished a Form 8-K in which it announced the financial results for the three and six months ended June 30, 2004. The press release announcing the financial results for the three and six months ended June 30, 2004 was filed by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORONOCO BANCORP, INC.

Dated: August 9, 2004	By:	/s/ Cornelius D. Mahoney
Cornelius D. Mahoney
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: August 9, 2004	By:	/s/ Debra L. Murphy
Debra L. Murphy
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)