Form 10-Q/A
period 2004-06-30
WORONOCO BANCORP INC
filed 2004-08-16
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

WORONOCO BANCORP, INC.

FORM 10-Q/A

Woronoco Bancorp, Inc. (the “Registrant”) hereby amends Item 3 of Part I from its Quarterly Report on Form 10-Q for the period ended June 30, 2004, which was filed with the Securities and Exchange Commission on August 9, 2004. Specifically, the Registrant inadvertently omitted the description of the material change in market risk that the Company has experienced since December 31, 2003. No other parts of the Form 10-Q were affected by the changes. Accordingly, the remainder of the Form 10-Q has not been refiled.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. Following is a discussion of material changes to the Company’s market risk disclosures since December 31, 2003.

Income simulation analysis. The Company uses income simulation modeling in order to analyze its interest rate risk under various scenarios. The income simulation model is designed to measure the performance of the Company’s net interest income based upon potential changes in interest rates over a select period of time. The model consists of current data related to cash flow characteristics, repricing opportunities, maturities and current rates for all interest-earning assets and interest-bearing liabilities. In addition, management makes certain assumptions associated with prepayment speeds, maturities for non-certificate deposits, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The model does not include assumptions about future changes to the structure of the balance sheet or actions the Company may take to mitigate projected risks. The income simulation model is produced for several interest rate environments including a flat rate scenario (i.e. no change in current interest rates) over a twelve month period. A second and third model are produced in which a gradual increase of 200 basis points and a decrease of 100 basis points occurs over a twelve month period. Other models are produced, as appropriate, to simulate the flattening or steepening of the yield curve. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The resultant changes in net interest income are then measured against the flat rate scenario. In the down 100 basis points scenario the model projects net interest income expansion of 0.18% over the next twelve months at June 30, 2004 compared to a reduction of 0.96% at December 31, 2003. At June 30, 2004 and December 31, 2003, the model projects reductions of 4.28% and 1.81%, respectively, in the up 200 basis points scenario during the next twelve months. The variability calculated in these models is well within the guidelines established by the Company’s interest rate risk policy.

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

1

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

(a)	Exhibits

3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)

3.2	Amended Bylaws of Woronoco Bancorp, Inc. (2)

4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)

10.1	Woronoco Bancorp, Inc. 2004 Equity Compensation Plan (3)

11.0	Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1—Earnings Per Share)

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporation by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(2)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on November 14, 2002.
(3)	Incorporated by reference into this document from the proxy statement filed on March 22, 2004.

(b)	Reports on Form 8-K

On July 22, 2004, Woronoco Bancorp, Inc. furnished a Form 8-K in which it announced the financial results for three and six months ended June 30, 2004. The press release announcing the financial results for the three and six months ended June 30, 2004 was filed by exhibit.

2

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORONOCO BANCORP, INC.

Dated: August 16, 2004	By:	/s/ Debra L. Murphy
Debra L. Murphy
Executive Vice President and Chief Financial Officer

3