Form 10-Q
period 2004-09-30
WORONOCO BANCORP INC
filed 2004-11-09
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Yes ☒    No ☐

As of November 1, 2004, there were 3,657,336 shares of the Registrant’s Common Stock outstanding.

WORONOCO BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$18,544	$18,110
Interest-bearing deposits	1,049	1,069
Federal funds sold	—	7,115

Cash and cash equivalents	19,593	26,294
Securities available for sale, at fair value	240,861	233,376
Federal Home Loan Bank stock, at cost	17,218	15,373
Loans, net of allowance for loan losses ($3,611 at September 30, 2004 and $3,280 at December 31, 2003)	594,292	497,962
Premises and equipment, net	10,016	10,131
Accrued interest receivable	3,571	3,156
Goodwill and other intangible assets, net	3,219	1,835
Cash surrender value of life insurance	6,310	6,143
Other assets	3,399	1,782

Total assets	$898,479	$796,052

Liabilities and Stockholders’ Equity
Deposits	$460,063	$419,473
Mortgagors’ escrow accounts	2,137	1,825
Short-term borrowings	86,173	42,466
Long-term debt	262,037	248,598
Net deferred tax liability	341	551
Accrued expenses and other liabilities	6,452	4,396

Total liabilities	817,203	717,309

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; 5,998,860 shares issued; shares outstanding: 3,668,293 at September 30, 2004 and 3,631,974 at December 31, 2003)	60	60
Additional paid-in capital	61,665	60,337
Unearned compensation	(3,882)	(3,087)
Shares issuable under stock awards plan	795	—
Retained earnings	50,308	48,365
Accumulated other comprehensive income	3,465	3,731
Treasury stock, at cost (2,330,567 shares at September 30, 2004 and 2,366,886 shares at December 31, 2003)	(31,135)	(30,663)

Total stockholders’ equity	81,276	78,743

Total liabilities and stockholders’ equity	$898,479	$796,052

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income:
Loans, including fees	$7,535	$7,028	$21,709	$21,625
Interest and dividends on securities:
Taxable interest	2,062	1,908	5,957	5,271
Tax exempt interest	256	242	750	730
Dividends	547	493	1,560	1,433
Trading account securities	—	114	—	447
Federal funds sold	5	8	11	41
Other	2	5	5	12

Total interest and dividend income	10,407	9,798	29,992	29,559

Interest expense:
Deposits	1,765	1,611	4,879	5,100
Borrowings	3,313	3,268	9,554	9,438

Total interest expense	5,078	4,879	14,433	14,538

Net interest and dividend income	5,329	4,919	15,559	15,021
Provision for loan losses	103	28	300	104

Net interest and dividend income, after provision for loan losses	5,226	4,891	15,259	14,917

Non-interest income:
Fee income	1,020	916	3,145	2,464
Insurance commissions	318	294	1,110	949
Gain on sales of securities available for sale, net	—	165	—	580
Net (loss) gain on trading account activities	—	(118)	—	512
Gain on sales of loans, net	135	154	215	939
Gain on sale of supermarket branch	—	—	—	183
Penalty for prepayment of FHLB advances	—	—	—	(539)
Other income	52	—	182	19

Total non-interest income	1,525	1,411	4,652	5,107

Non-interest expenses:
Salaries and employee benefits	2,841	2,418	8,336	7,342
Occupancy and equipment	515	505	1,583	1,531
Marketing	145	152	369	525
Professional services	386	363	916	1,124
Data processing	275	270	804	786
Other general and administrative	663	715	2,010	2,078

Total non-interest expenses	4,825	4,423	14,018	13,386

Income before income taxes	1,926	1,879	5,893	6,638
Provision for income taxes	551	557	1,721	1,916

Net income	$1,375	$1,322	$4,172	$4,722

Earnings per share:
Basic	$0.40	$0.40	$1.22	$1.43
Diluted	$0.38	$0.37	$1.15	$1.34
Weighted average shares outstanding:
Basic	3,423,756	3,322,306	3,410,428	3,303,504
Diluted	3,647,613	3,579,916	3,622,357	3,534,988

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004 and 2003

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Shares Issuable Under Stock Awards Plan	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2003	$60	$60,337	$(3,087)	$—	$48,365	$3,731	$(30,663)	$78,743

Comprehensive income:
Net income	—	—	—	—	4,172	—	—	4,172
Change in net unrealized gain on securities available for sale	—	—	—	—	—	(201)	—	(201)
Net loss on derivative instruments	—	—	—	—	—	(65)	—	(65)

Total comprehensive income								3,906

Decrease in unearned compensation	—	790	765	—	—	—	—	1,555
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	470	—	—	—	—	—	470
Granting of stock awards in connection with Company’s 2004 Equity Compensation Plan	—	—	(1,560)	1,560	—	—	—	—
Shares purchased in connection with the Company’s 2004 Equity Compensation Plan	—	—	—	(765)	—	—	—	(765)
Reissuance of treasury shares in connection with stock option exercises (79,749 shares)	—	68	—	—	(231)	—	1,039	876
Cash dividends paid ($0.5875 per share)	—	—	—	—	(1,998)	—	—	(1,998)
Treasury stock purchased (43,430 shares)	—	—	—	—	—	—	(1,511)	(1,511)

Balance at September 30, 2004	$60	$61,665	$(3,882)	$795	$50,308	$3,465	$(31,135)	$81,276

Balance at December 31, 2002	$60	$59,020	$(3,951)	$—	$44,641	$5,222	$(30,582)	$74,410

Comprehensive income:
Net income	—	—	—	—	4,722	—	—	4,722
Change in net unrealized gain on securities available for sale	—	—	—	—	—	(1,003)	—	(1,003)
Net gain on derivative instruments	—	—	—	—	—	(34)	—	(34)

Total comprehensive income								3,685

Decrease in unearned compensation	—	488	643	—	—	—	—	1,131
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	190	—	—	—	—	—	190
Reissuance of treasury shares in connection with stock option exercises (123,524 shares)	—	13	—	—	(362)	—	1,570	1,221
Cash dividends paid ($0.475 per share)	—	—	—	—	(1,567)	—	—	(1,567)
Treasury stock purchased (68,791 shares)	—	—	—	—	—	—	(1,589)	(1,589)

Balance at September 30, 2003	$60	$59,711	$(3,308)	$—	$47,434	$4,185	$(30,601)	$77,481

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$4,172	$4,722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	104
Net amortization of investments	805	794
Amortization of purchased loans	326	55
Depreciation and amortization	706	712
Amortization of other intangible assets	38	41
Amortization of mortgage servicing rights	134	168
Employee stock ownership plan expense	1,085	763
Stock-based incentive plan expense	470	368
Gain on sales of available-for-sale securities, net	—	(580)
Net decrease in trading account securities	—	13,508
Net gain on trading activities	—	(512)
Gain on sales of loans, net	(215)	(939)
Gain on sales of foreclosed properties	(21)	—
Gain on sale of supermarket branch, net of expenses	—	(183)
Loans originated and held for sale	(10,280)	(26,264)
Proceeds from sale of loans held for sale	10,392	26,861
Changes in operating assets and liabilities:
Accrued interest receivable	(415)	23
Accrued expenses and other liabilities	2,507	5
Other, net	(2,380)	(518)

Net cash provided by operating activities	7,624	19,128

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	25,274
Purchases of securities available for sale	(41,632)	(164,569)
Proceeds from maturities of securities available for sale	—	2,503
Principal payments on mortgage-backed securities	33,489	49,635
Purchases of Federal Home Loan Bank stock	(1,845)	(1,578)
Loans originations/purchases and principal collections, net	(97,111)	(19,536)
Additions to premises and equipment	(591)	(524)
Proceeds from sales of premises and equipment, net	—	99
Proceeds from sales of foreclosed properties	76	—
Payment to purchase Colton Insurance Agency	(1,380)	—

Net cash used in investing activities	(108,994)	(108,696)

Cash flows from financing activities:
Net increase in deposits, excluding deposits sold	40,590	45,800
Sale of supermarket branch deposits, net of premium and expenses	—	(4,084)
Net increase in short-term borrowings	25,707	17,935
Proceeds from issuance of long-term debt	36,500	45,000
Repayments of long-term debt	(5,061)	(15,731)
Net increase in mortgagors’ escrow accounts	312	427
Cash dividends paid	(1,998)	(1,567)
Treasury stock purchased	(1,492)	(1,589)
Shares purchased in connection with the Company’s 2004 equity compensation plan	(765)	—
Reissuance of treasury stock in connection with stock option exercises	876	1,221

Net cash provided by financing activities	94,669	87,412

Net change in cash and cash equivalents	(6,701)	(2,156)
Cash and cash equivalents at beginning of period	26,294	27,801

Cash and cash equivalents at end of period	$19,593	$25,645

Supplemental cash flow information:
Interest paid on deposits	$4,289	$6,019
Interest paid on borrowings	9,579	9,462
Income taxes paid	1,323	2,113
Transfer of long-term debt to short-term borrowings	18,000	—

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Nine Months Ended September 30, 2004

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

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company are primarily associated with outstanding stock options and are determined using the treasury stock method.

Earnings per common share for the three and nine months ended September 30, 2004 and 2003 have been computed based upon the following (dollars in thousands except per share amounts):

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,375	$1,322	$4,172	$4,722

Average number of common shares outstanding	3,423,756	3,322,306	3,410,428	3,303,504
Effect of dilutive potential common shares	223,857	257,610	211,929	231,484

Average number of common shares outstanding used to calculate diluted earnings per share	3,647,613	3,579,916	3,622,357	3,534,988

Net income per share:
Basic	$0.40	$0.40	$1.22	$1.43
Diluted	$0.38	$0.37	$1.15	$1.34

For the nine months ended September 30, 2004, the Company had 46,000 options outstanding that were anti- dilutive and therefore not included in the earnings per share calculation. There were no outstanding options which were anti-dilutive and not included in the earnings per share calculation for the three months ended September 30, 2004 and for the three and nine months ended September 30, 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,375	$1,322	$4,172	$4,722
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(119)	(96)	(789)	(431)

Pro forma net income	$1,256	$1,226	$3,383	$4,291

Earnings per share:
Basic-as reported	$0.40	$0.40	$1.22	$1.43

Basic-pro forma	$0.37	$0.37	$0.99	$1.30

Diluted-as reported	$0.38	$0.37	$1.15	$1.34

Diluted-pro forma	$0.34	$0.34	$0.93	$1.21

Basic shares outstanding	3,423,756	3,322,306	3,410,428	3,303,504
Diluted shares outstanding	3,647,613	3,579,916	3,622,357	3,534,988

4.	Dividends

On October 20, 2004, the Company declared a cash dividend of $0.2025 per share payable on December 2, 2004 to shareholders of record as of the close of business on November 10, 2004.

5.	Loan commitments

Outstanding loan commitments totaled $19.4 million at September 30, 2004 compared to $8.4 million at December 31, 2003. At September 30, 2004 and December 31, 2003, the Company had commitments to purchase loans of $18.8 million and $57.7 million, respectively.

6.	Segment reporting

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2004 and 2003, follows:

2004	Banking	Insurance	Intersegment Elimination	Consolidated Totals
	(In Thousands)
Net interest and dividend income	$15,559	$—	$—	$15,559
Other revenue - external customers	3,145	1,110	—	4,255
Other revenue - from other segments	—	7	(7)	—
Depreciation and amortization	678	28	—	706
Provision for loan losses	300	—	—	300
Profit	4,017	155	—	4,172
Assets	894,987	4,024	(532)	898,479

2003
Net interest and dividend income	$15,021	$—	$—	$15,021
Other revenue - external customers	2,464	949	—	3,413
Other revenue - from other segments	—	4	(4)	—
Depreciation and amortization	688	24	—	712
Provision for loan losses	104	—	—	104
Profit	4,616	106	—	4,722
Assets	795,132	2,618	(643)	797,107

7.	2004 Stock Awards

Under the Company’s 2004 Equity Compensation Plan, the Company may grant stock awards to its directors, officers and employees for up to 50,000 shares of common stock. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. The Company granted 50,000 stock awards on June 7, 2004 at a cost of $31.20 per share. These stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting periods. The Company recorded compensation cost of $78,000 for the nine months ended September 30, 2004 in connection with these stock awards.

8.	Goodwill and other intangible assets, net

On September 30, 2004, the Bank completed its acquisition of The Colton Agency, Inc., a full-service insurance agency located at 136 Elm Street, Westfield, Massachusetts. The Company recorded goodwill of $1.4 million and intangible assets of $70,000 in connection with the acquisition of The Colton Agency. Goodwill is evaluated for impairment on an annual basis. The intangible assets consist of a non-competition agreement and customer lists and will be amortized on a straight-line basis over three years beginning in the fourth quarter of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three and nine months ended September 30, 2004 and 2003, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

The Company’s assets expanded $102.4 million, or 12.9%, to $898.5 million at September 30, 2004 as compared to $796.1 million at December 31, 2003, largely due to growth in net loans, partially offset by lower federal funds sold. Total net loans rose $96.3 million, or 19.3%, to $594.3 million at September 30, 2004 primarily as a result of purchases of adjustable-rate, one-to four-family residential mortgages and solid loan origination activity, partially offset by refinancing and prepayment activity and amortization in the existing portfolio as well as loan sales. Federal funds sold balances fell $7.1 million as these funds were used to pay down short-term Federal Home Loan Bank (the “FHLB”) advances.

The balance sheet expansion was funded primarily by growth in core deposits, brokered certificates of deposit, short-term borrowings and long-term debt, partially mitigated by a reduction in certificates of deposit. Core deposits, which exclude brokered deposits and certificates of deposit, grew $17.2 million, or 7.4%, to $250.1 million at September 30, 2004 from $232.9 million at December 31, 2003 largely as a result of the success of promotional and sales activities associated with several relationship-banking packages. Short-term borrowings increased $43.7 million, or 102.9%, to $86.2 million at September 30, 2004 and long-term debt increased $13.4 million, or 5.4%, to $262.0 million at September 30, 2004 mainly reflecting the use of additional FHLB advances to fund balance sheet growth. Brokered deposit balances rose $28.1 million, or 53.8%, to $80.4 million at September 30, 2004 primarily to support loan purchases. Certificates of deposit balances fell $4.7 million, or 3.5%, to $129.7 million at September 30, 2004 principally due to the maturity of certain accounts with promotional rates.

Total stockholders’ equity increased $2.5 million, or 3.2%, to $81.3 million at September 30, 2004 reflecting net income of $4.2 million, a reduction of $1.6 million in unearned compensation resulting from continued vesting in stock benefit plans, treasury share reissuances totaling $876,000 in connection with the exercise of stock options and tax benefit adjustments in the amount of $470,000 related to the vesting of stock awards and stock option exercises. These items were offset by cash dividends of $2.0 million, the repurchase of 43,430 shares of stock at a cost of $1.5 million, shares purchased in connection with the Company’s 2004 equity compensation plan at an aggregate cost of $765,000 and a decrease of $201,000 in net unrealized gains on securities available for sale.

Investment Activities

At September 30, 2004, the Company’s investment securities portfolio, all of which was classified as available-for-sale, amounted to $240.9 million, or 26.8% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	September 30, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities:
Equity securities:
Mutual funds	$5,151	$5,204	$5,054	$5,114
Common stocks	115	115	115	115

Total equity securities	5,266	5,319	5,169	5,229

Debt securities:
Mortgage-backed:
Freddie Mac	66,373	66,252	66,723	66,702
Fannie Mae	108,855	110,418	100,987	102,855
Ginnie Mae	4,922	5,143	8,088	8,428
REMIC	51	52	80	80

Total mortgage-backed securities	180,201	181,865	175,878	178,065

Other:
U.S. agency	5,056	5,222	5,081	5,369
Municipal bonds	25,003	26,125	21,442	22,277
Trust preferred	20,046	22,330	20,151	22,436

Total other debt securities	50,105	53,677	46,674	50,082

Total debt securities	230,306	235,542	222,552	228,147

Total available-for-sale securities (1)	$235,572	$240,861	$227,721	$233,376

(1)	Does not include investments in FHLB-Boston stock totaling $17.2 million at September 30, 2004 and $15.4 million at December 31, 2003.

Securities available-for-sale increased $7.5 million, or 3.2%, to $240.9 million at September 30, 2004 primarily due to purchases of mortgage-backed and municipal securities totaling $38.5 million and $3.6 million, respectively. The Company used cash flows from the existing portfolio and additional FHLB advances to purchase mortgage-backed securities with an estimated weighted average life of less than five years in an effort to enhance net interest income as a result of positive interest rate spreads and position the balance sheet for expected future interest rate increases. The Company invested in municipal bonds with maturities of 15-16 years to capitalize on the favorable income tax treatment, attractive yields and spreads, call protection of up to 10 years, significant insurance coverage and excellent credit ratings. These purchases were partially offset by mortgage-backed security principal payments amounting to $33.5 million, net premium amortization of $805,000 and a net decrease of $366,000 in net unrealized gains on available-for-sale securities.

Lending Activities

At September 30, 2004, the Company’s net loan portfolio was $594.3 million, or 66.1% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One-to four-family	$374,596	61.28%	$279,889	55.20%
Multi-family	36,413	5.96%	41,178	8.12%
Commercial	63,708	10.42%	61,342	12.10%
Construction and development	27,834	4.55%	20,106	3.96%

Total real estate loans	502,551	82.21%	402,515	79.38%

Consumer loans:
Home equity	84,031	13.75%	80,168	15.81%
Automobile	6,082	0.99%	7,151	1.41%
Other	2,240	0.37%	2,333	0.46%

Total consumer loans	92,353	15.11%	89,652	17.68%

Commercial loans	16,382	2.68%	14,931	2.94%

Total loans	611,286	100.00%	507,098	100.00%

Less:
Unadvanced loan funds (1)	(14,180)		(6,673)
Net deferred loan origination costs	797		817
Allowance for loan losses	(3,611)		(3,280)

Loans, net	$594,292		$497,962

(1)	Includes committed but unadvanced loan amounts.

The Company’s net loan portfolio grew $96.3 million, or 19.3%, during the first nine months of 2004 largely reflecting purchases of $112.7 million in adjustable-rate, one-to four-family residential mortgages and origination volume totaling $111.9 million. Management believes these loan purchases will enhance net interest income as a result of positive interest rate spreads and will position the balance sheet for expected future interest rate increases. The Company’s level of loan closings was strong as a result of several factors including sales activities, a strong housing market, a stable local economy and a historically low interest rate environment. These factors were somewhat mitigated by refinancing and prepayment activity totaling $70.6 million due primarily to the lower interest rate environment, amortization of the existing portfolio amounting to $47.0 million and the sale of $10.3 million of longer-term, fixed rate, one-to four-family residential loans. The loan sales should help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages during the remainder of 2004.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)
Nonaccrual loans:
One-to four-family real estate	$439	$388
Multi-family and commercial real estate	—	—
Other consumer	20	29

Total	459	417
Real estate owned, net (1)	—	—

Total nonperforming assets	459	417
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$459	$417

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.08%	0.08%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.05%	0.05%

(1)	REO balances are shown net of related loss allowances.

(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.

(3)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Allowance for Loan Losses

Management prepares a loan loss sufficiency analysis on a quarterly basis. The allowance for loan losses is maintained through the provision for loan losses, which is charged to operations. The allowance for loan losses is maintained at an amount that management considers adequate to cover estimated losses in the loan portfolio based on management’s on-going evaluation of the risks inherent in the loan portfolio, consideration of local and regional trends in delinquency and impaired loans, the amount of charge-offs and recoveries, the volume of loans, changes in risk selection, credit concentrations, existing loan-to-value ratios, national and regional economies and the real estate market in the Company’s primary lending area. Management believes that the current allowance for loan losses is sufficient to cover losses inherent in the current loan portfolio. The Company’s loan loss allowance determinations also incorporate factors and analyses which consider the principal loss associated with the loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Nine Months Ended September 30,
	2004	2003
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,280	$3,156
Charged-off loans:
Real Estate	—	6
Consumer	84	107

Total charged-off loans	84	113

Recoveries on loans previously charged-off:
Real estate	60	23
Commercial	—	6
Consumer	55	46

Total recoveries	115	75

Net loan (recoveries) charge-offs	(31)	38
Provision for loan losses	300	104

Allowance for loan losses, end of period	$3,611	$3,222

Net loan (recoveries) charge-offs to average loans, net	(0.01%)	0.01%
Allowance for loan losses to total loans (1)	0.60%	0.65%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	786.71%	944.87%
Net loan (recoveries) charge-offs to allowance for loan losses	(1.14%)	1.57%
Recoveries to charge-offs	136.90%	66.37%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.

(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

In the first quarter of 2004, the Company recorded a $60,000 recovery related to the payoff of a real estate loan.

Deposits

The following table sets forth the Company’s deposit accounts for the periods indicated.

	September 30, 2004		December 31, 2003
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand	$30,176	6.56%	$28,121	6.70%
Savings	86,159	18.73%	83,768	19.97%
Money market	71,621	15.57%	60,179	14.35%
NOW	62,102	13.50%	60,802	14.49%
Brokered deposits	80,352	17.46%	52,232	12.45%
Certificates of deposit	129,653	28.18%	134,371	32.04%

Total deposits	$460,063	100.00%	$419,473	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit, grew $17.2 million, or 7.4%, to $250.1 million at September 30, 2004 from $232.9 million at December 31, 2003. The growth in core deposits reflects the success of sales and marketing efforts associated with several relationship-banking packages. Brokered deposit balances rose $28.1 million, or 53.8%, to $80.4 million at September 30, 2004 to fund loan purchases. The Company utilizes brokered deposits from time to time as an alternative funding source and to reduce dependence on FHLB advances when the interest rates on these instruments are competitive compared to other funding vehicles. Certificates of deposit balances fell $4.7 million, or 3.5%, to $129.7 million at September 30, 2004 largely due to the maturity of certain accounts with promotional rates.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

General

Net income increased $53,000, or 4.0%, to $1.4 million for the quarter ended September 30, 2004 compared to $1.3 million for the same quarter last year. Diluted earnings per share rose 2.7% to $0.38 for the three months ended September 30, 2004 from $0.37 for the same period in 2003. The 2003 results included net gains of $165,000 from sales of securities available for sale, a net loss of $118,000 from trading activities and the net tax expense of $17,000 associated with these items. Several factors influenced the financial results in the third quarter of 2004 including growth in average loans and lower-costing core deposits and expansion in fee income and insurance commissions, somewhat offset by net interest margin compression and higher provision for loan losses and non-interest expenses.

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

	For the Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$182,619	$2,002	4.39%	$176,183	$1,808	4.10%
U.S. Government and agency securities	5,235	60	4.58%	9,696	100	4.13%
Equity securities	44,380	547	4.93%	35,653	493	5.53%
State and municipal securities (2)	23,220	388	6.68%	21,836	367	6.72%
Trading securities	—	—	—	5,509	114	8.28%
Loans: (3)
Residential real estate loans	406,376	5,130	5.05%	303,619	4,538	5.98%
Commercial real estate loans	67,747	1,091	6.44%	73,996	1,122	6.07%
Consumer loans	90,393	1,095	4.82%	90,137	1,165	5.13%
Commercial loans	16,193	219	5.29%	13,967	203	5.69%

Loans, net	580,709	7,535	5.19%	481,719	7,028	5.84%
Other	2,755	7	0.99%	6,209	13	0.82%

Total interest-earning assets	838,918	10,539	5.03%	736,805	9,923	5.39%

Noninterest-earning assets	42,433			49,471

Total assets	$881,351			$786,276

Interest-bearing liabilities:
Deposits:
Money market accounts	$72,287	$226	1.24%	$60,722	$174	1.14%
Savings accounts (4)	88,554	121	0.54%	84,036	111	0.52%
NOW accounts	60,975	58	0.38%	62,983	69	0.43%
Certificates of deposit (5)	207,561	1,360	2.61%	170,680	1,257	2.92%

Total interest-bearing deposits	429,377	1,765	1.64%	378,421	1,611	1.69%
Borrowings	335,582	3,313	3.86%	301,720	3,268	4.24%

Total interest-bearing liabilities	764,959	5,078	2.64%	680,141	4,879	2.85%

Demand deposits	30,586			25,865
Other noninterest-bearing liabilities	5,671			4,989

Total liabilities	801,216			710,995
Total stockholders’ equity	80,135			75,281

Total liabilities and stockholders’ equity	$881,351			$786,276

Net interest-earning assets	$73,959			$56,664

Tax equivalent net interest income/interest rate spread (6)		5,461	2.39%		5,044	2.54%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.60%			2.74%

Ratio of interest-earning assets to interest-bearing liabilities			109.67%			108.33%

Less: tax equivalent adjustment (2)		(132)			(125)

Net interest income as reported on income statement		$5,329			$4,919

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.

(2)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.

(3)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(4)	Savings accounts include mortgagors’ escrow deposits.

(5)	Certificates of deposit include brokered deposits.

(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2004 compared to 2003
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:
Mortgage-backed securities	$67	$127	$194
U.S. Government and agency securities	(50)	10	(40)
Equity securities	111	(57)	54
State and municipal securities (1)	23	(2)	21
Trading account securities	(57)	(57)	(114)
Loans:
Residential real estate loans	1,373	(781)	592
Commercial real estate loans	(98)	67	(31)
Consumer loans	3	(73)	(70)
Commercial loans	31	(15)	16

Total loans	1,309	(802)	507
Other	(8)	2	(6)

Total interest-earning assets	1,395	(779)	616

Interest-bearing liabilities:
Deposits:
Money market accounts	35	17	52
Savings accounts (2)	5	5	10
NOW accounts	(2)	(9)	(11)
Certificates of deposit (3)	248	(145)	103

Total deposits	286	(132)	154
Borrowings	350	(305)	45

Total interest-bearing liabilities	636	(437)	199

Increase (decrease) in net interest income (4)	$759	$(342)	$417

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.

(2)	Includes interest on mortgagors’ escrow deposits.

(3)	Includes interest on brokered certificates of deposit.

(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, increased $417,000, or 8.3%, to $5.5 million for the three months ended September 30, 2004 compared to $5.0 million for the same period in 2003, mainly driven by growth in average interest-earning assets, partially offset by net interest margin contraction. Net interest margin, on a tax equivalent basis, compressed 14 basis points to 2.60% for the three months ended September 30, 2004 from the comparable period in 2003 primarily resulting from reduced yields on interest-earning assets, somewhat mitigated by a lower cost of funds.

Interest and dividend income, on a tax equivalent basis, rose $616,000, or 6.2%, to $10.5 million for the three months ended September 30, 2004 compared to $9.9 million for the same period last year, largely reflecting growth in average interest-earning assets, partially offset by a decrease in the yield on average interest-earning assets. Average interest-earning assets totaled $838.9 million for the three months ended September 30, 2004 compared to $736.8 million for the same period last year, an increase of $102.1 million, or 13.9%. Average loans increased $99.0 million, or 20.5%, primarily due to strong origination and refinancing volume and purchases of one-to four-family adjustable-rate mortgages, somewhat mitigated by amortization and prepayments of existing loans and sales of longer-term, fixed-rate residential mortgages. Average equity securities expanded $8.7 million, or 24.5%, principally reflecting purchases of FHLB stock and mutual funds. Average mortgage-backed securities rose $6.4 million, or 3.7%, mainly attributable to additional purchases, somewhat offset by principal payments. Average U.S. Government and agency securities balances fell $4.5 million as a result of sales in the third quarter of 2003. The reduction of $5.5 million in average trading securities reflects the liquidation of the portfolio during 2003 as a result of favorable market conditions. The yield on average interest-earning assets declined 36 basis points to 5.03% for the three months ended September 30, 2004, principally as a result of lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayment and refinancing volume as well as accelerated cash flows and premium amortization associated with the existing purchased loans and mortgage-backed securities portfolios. The proceeds from these activities were used to support loan growth and to purchase adjustable rate loans and investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates.

Total interest expense increased $199,000, or 4.1%, to $5.1 million for the three months ended September 30, 2004 from $4.9 million for the same period in 2003, resulting primarily from growth in average interest-bearing liabilities, partially offset by reduced rates paid on average interest-bearing liabilities. Average interest-bearing liabilities rose $84.9 million, or 12.5%, to $765.0 million for the three months ended September 30, 2004 from $680.1 million for the comparable period in 2003 reflecting solid growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion. Rates paid on average interest-bearing liabilities fell 21 basis points to 2.64% for the third quarter of 2004, largely reflecting the lower market interest rates and expanded lower-cost core deposits. The lower interest rate environment led to a decrease in rates paid for new certificates of deposit and borrowings as well as the repricing of a portion of the Company’s outstanding certificates of deposit and borrowings.

Provision for Loan Losses

The provision for loan losses increased $75,000 to $103,000 in the third quarter of 2004 compared to $28,000 for the same period in 2003 primarily due to purchases of adjustable-rate residential loans in the first nine months of 2004 totaling $17.3 million and a decrease in non-performing loans during the three months ended September 30, 2003. These items were partially offset by a decrease in net charge-offs for the third quarter of 2004. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income rose $114,000, or 8.1%, to $1.5 million for the third quarter of 2004 compared to $1.4 million for the same period in 2003. Fee income increased $104,000, or 11.4%, to $1.0 million in the third quarter of 2004 from $916,000 for the comparable period in 2003 reflecting expansion in core deposits. Insurance commissions totaled $318,000 for the three months ended September 30, 2004 compared to $294,000 in the third quarter of 2003, an increase of $24,000, or 8.2%, mainly resulting from new customers gained as a result of successful business development efforts. Other income totaled $52,000 for the three months ended September 30, 2004 due to revenue recognized in 2004 in connection with rental property and bank-owned life insurance. The Company realized gains on loan sales totaling $135,000 during the three months ended September 30, 2004 largely attributable to the sale of $7.1 million of one-to four-family loans.

Net gains from sales of loans totaled $154,000 for the third quarter of 2003 due to the sale of $4.6 million of one-to four-family loans. The gains from loan sales are indicative of the Company’s strategy to sell longer-term, lower coupon, fixed-rate mortgages. In 2003, the Company realized net trading losses of $118,000 related to sales of certain securities and a negative valuation adjustment for the remaining portfolio.

Non-interest Expenses

Non-interest expenses increased $402,000, or 9.1%, to $4.8 million for the three months ended September 30, 2004 compared to $4.4 million in the third quarter of 2003 largely attributable to higher salaries and benefits. Salaries and benefits expenses rose $423,000, or 17.5%, to $2.8 million for the third quarter of 2004 reflecting additional staffing costs for a new full-service branch in Chicopee opened in the fourth quarter of 2003, standard wage increases and increased benefit costs associated with the Company’s higher stock price in 2004 compared to 2003 and the new equity compensation plan approved in 2004.

Income Taxes

The Company’s income tax expense decreased $6,000, or 1.1%, to $551,000 for the third quarter of 2004 compared to $557,000 in 2003 primarily attributable to a lower effective tax rate partially offset by higher income before taxes. The Company’s effective tax rate was 28.6% for the three months ended September 30, 2004 compared to 29.6% in 2003, largely resulting from the impact of an increase in municipal securities income in 2004, which is exempt from income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

General

Net income decreased $550,000, or 11.6%, to $4.2 million for the nine months ended September 30, 2004 compared to $4.7 million for the same period last year. Diluted earnings per share fell 14.2% to $1.15 for the nine months ended September 30, 2004 from $1.34 for the same period in 2003. The 2004 results included net gains of $215,000 from loan sales and the associated net tax expense of $88,000. In 2003, the Company recognized net gains of $939,000 from loan sales, $580,000 from security sales, $512,000 from trading activities and $183,000 from the sale of a supermarket branch as well as a $539,000 penalty for the prepayment of certain FHLB advances and the net tax expense of $619,000 associated with these items. Several factors influenced the financial results for the first nine months of 2004 including growth in average loans, investment securities and lower-costing core deposits and expansion in fee income and insurance commissions, somewhat offset by net interest margin compression and higher provision for loan losses and non-interest expenses.

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

	For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$175,912	$5,776	4.38%	$142,453	$5,111	(2)	4.78	%(2)
U.S. Government and agency securities	5,303	181	4.55%	12,213	357		3.90%
Equity securities	43,721	1,560	4.76%	34,425	1,433		5.55%
State and municipal securities (3)	22,506	1,136	6.73%	22,045	1,106		6.69%
Trading securities	—	—	—	9,993	447		5.96%
Loans: (4)
Residential real estate loans	374,787	14,558	5.18%	301,071	13,788		6.11%
Commercial real estate loans	68,495	3,241	6.31%	69,685	3,544		6.78%
Consumer loans	89,328	3,282	4.91%	91,054	3,717		5.46%
Commercial loans	15,640	628	5.28%	12,437	576		6.11%

Loans, net	548,250	21,709	5.28%	474,247	21,625		6.08%
Other	2,761	16	0.76%	8,086	53		0.86%

Total interest-earning assets	798,453	30,378	5.07%	703,462	30,132	(2)	5.71	%(2)

Noninterest-earning assets	41,899			42,458

Total assets	$840,352			$745,920

Interest-bearing liabilities:
Deposits:
Money market accounts	$66,692	$583	1.17%	$55,488	$532		1.28%
Savings accounts (5)	87,310	362	0.55%	81,324	505		0.83%
NOW accounts	60,868	181	0.40%	63,258	297		0.63%
Certificates of deposit (6)	193,394	3,753	2.59%	170,742	3,766		2.95%

Total interest-bearing deposits	408,264	4,879	1.60%	370,812	5,100		1.84%
Borrowings	318,779	9,554	3.94%	269,196	9,438		4.62%

Total interest-bearing liabilities	727,043	14,433	2.65%	640,008	14,538		3.04%

Demand deposits	28,803			24,966
Other noninterest-bearing liabilities	4,572			5,054

Total liabilities	760,418			670,028
Total stockholders’ equity	79,934			75,892

Total liabilities and stockholders’ equity	$840,352			$745,920

Net interest-earning assets	$71,410			$63,454

Tax equivalent net interest income/ interest rate spread (7)		15,945	2.42%		15,594	(2)	2.67	%(2)

Tax equivalent net interest margin as a percentage of interest-earning assets (8)			2.66%				2.96	%(2)

Ratio of interest-earning assets to interest-bearing liabilities			109.82%				109.91%

Less: tax equivalent adjustment (3)		(386)			(376)

Net interest income as reported on income statement		$15,559			$15,218	(2)

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.

(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.

(3)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.

(4)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.

(5)	Savings accounts include mortgagors’ escrow deposits.

(6)	Certificates of deposit include brokered deposits.

(7)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(8)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30, 2004 compared to 2003
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In Thousands)
Interest-earning assets:
Mortgage-backed securities (1)	$1,123	$(458)	$665
U.S. Government and agency securities	(228)	52	(176)
Equity securities	351	(224)	127
State and municipal securities (2)	23	7	30
Trading account securities	(223)	(224)	(447)
Loans:
Residential real estate loans	3,066	(2,296)	770
Commercial real estate loans	(60)	(243)	(303)
Consumer loans	(69)	(366)	(435)
Commercial loans	137	(85)	52

Total loans	3,074	(2,990)	84
Other	(32)	(5)	(37)

Total interest-earning assets (1)	4,088	(3,842)	246

Interest-bearing liabilities:
Deposits:
Money market accounts	101	(50)	51
Savings accounts (3)	35	(178)	(143)
NOW accounts	(11)	(105)	(116)
Certificates of deposit (4)	471	(484)	(13)

Total deposits	596	(817)	(221)
Borrowings	1,616	(1,500)	116

Total interest-bearing liabilities	2,212	(2,317)	(105)

Increase (decrease) in net interest income (1) (5)	$1,876	$(1,525)	$351

(1)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.

(2)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.

(3)	Includes interest on mortgagors’ escrow deposits.

(4)	Includes interest on brokered certificates of deposit.

(5)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, increased $351,000, or 2.3%, to $15.9 million for the nine months ended September 30, 2004 compared to $15.6 million for the same period in 2003, mainly driven by growth in average interest-earning assets, partially offset by net interest margin contraction. Net interest margin, on a tax equivalent basis, compressed 30 basis points to 2.66% for the nine months ended September 30, 2004 from the comparable period in 2003 primarily resulting from reduced yields on interest-earning assets, somewhat mitigated by a lower cost of funds.

Interest and dividend income, on a tax equivalent basis, rose $246,000, or 0.8%, to $30.4 million for the nine months ended September 30, 2004 compared to $30.1 million for the same period last year, largely reflecting growth in average interest-earning assets, partially offset by a decrease in the yield on average interest-earning assets. Average interest-earning assets totaled $798.5 million for the nine months ended September 30, 2004 compared to $703.5 million for the same period last year, an increase of $95.0 million, or 13.5%. Average loans increased $74.0 million, or 15.6%, primarily due to strong origination and refinancing volume and purchases of one-to four-family adjustable-rate mortgages, somewhat mitigated by amortization and prepayments of existing loans and sales of longer-term, fixed-rate residential mortgages. Average mortgage-backed securities rose $33.5 million, or 23.5%, mainly attributable to additional purchases, somewhat offset by principal payments. Average equity securities expanded $9.3 million, or 27.0%, principally reflecting purchases of FHLB stock and mutual funds. Average U.S. Government and agency securities balances fell $6.9 million as a result of sales in 2003. The reduction of $10.0 million in average trading securities reflects the liquidation of the portfolio during 2003 as a result of favorable market conditions. The yield on average interest-earning assets declined 64 basis points to 5.07% for the nine months ended September 30, 2004, principally as a result of lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayment and refinancing volume as well as accelerated cash flows and premium amortization associated with the existing purchased loans and mortgage-backed securities portfolios. The proceeds from these activities were used to support loan growth and to purchase adjustable rate loans and investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates.

Total interest expense declined $105,000, or 0.7%, to $14.4 million for the nine months ended September 30, 2004 from $14.5 million for the same period in 2003, resulting primarily from reduced rates paid on average interest-bearing liabilities, partially offset by growth in average interest-bearing liabilities. Rates paid on average interest-bearing liabilities fell 39 basis points to 2.65% for the nine months ended September 30, 2004, largely reflecting lower market interest rates and expanded lower-cost core deposits. The lower interest rate environment led to a decrease in rates paid for new deposits and borrowings as well as the repricing of a portion of the Company’s outstanding deposits and borrowings. Average interest-bearing liabilities rose $87.0 million, or 13.6%, to $727.0 million for the nine months ended September 30, 2004 from $640.0 million for the comparable period in 2003 reflecting solid growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion.

Provision for Loan Losses

The provision for loan losses increased $196,000 to $300,000 in the nine months ended September 30, 2004 from $104,000 for the same period in 2003 primarily due to purchases of adjustable-rate residential loans totaling $112.7 million in 2004 compared to $11.0 million in 2003, a large reduction in loan sales from $26.3 million in 2003 to $10.3 million in 2004 and a decrease in non-performing loans during the nine months ended September 30, 2003. These items were somewhat offset by net recoveries totaling $31,000 for the nine months ended September 30, 2004 compared to net charge-offs of $38,000 in 2003. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income declined $455,000, or 8.9%, to $4.7 million for the nine months ended September 30, 2004 compared to $5.1 million for the same period in 2003. The 2004 results included gains from loan sales totaling $215,000. In 2003, the Company recognized net gains of $939,000 from loan sales, $580,000 from security sales, $512,000 from trading activities and $183,000 from the sale of a supermarket branch as well as a $539,000 penalty for the prepayment of certain FHLB advances. Fee income increased $681,000, or 27.6%, to $3.1 million in the nine months ended September 30, 2004 from $2.5 million for the comparable period in 2003 reflecting expansion in core deposits. Insurance commissions totaled $1.1 million for the nine months ended September 30, 2004 compared to $949,000 in the same period last year, an increase of $161,000, or 17.0%, mainly resulting from new customers gained as a result of successful business development efforts. Other income increased $163,000 to $182,000 for the first nine months of 2004 due to revenue recognized in 2004 in connection with rental property and bank-owned life insurance. Gain on sales of loans declined $724,000 to $215,000 for the nine months ended September 30, 2004 compared to $939,000 for the same period in 2003 as only $10.3 million of one-to four-family loans were sold in 2004 compared to $26.3 million in 2003. In connection with the recovery in stock prices in 2003, the Company realized net trading gains of $512,000 related to sales of certain securities and a positive valuation adjustment for the remaining portfolio.

Non-interest Expenses

Non-interest expenses increased $632,000, or 4.7%, to $14.0 million for the nine months ended September 30, 2004 compared to $13.4 million in the same period in 2003 principally attributable to higher salaries and benefits costs, partially offset by lower marketing and professional services expenses. Salaries and benefits expenses rose $994,000, or 13.5%, to $8.3 million for nine months ended September 30, 2004 reflecting additional staffing costs for the new full-service branch in Chicopee, standard wage increases and increased benefit costs associated with the Company’s higher stock price in 2004 compared to 2003 and the new equity compensation plan approved in 2004. Marketing costs dropped $156,000, or 29.7%, to $369,000 in the nine months ended September 30, 2004 primarily due to less promotional activities. Professional services expenses fell $208,000, or 18.5%, to $916,000 for the nine months ended September 30, 2004 largely resulting from consulting costs incurred in 2003 in connection with employee benefit plans, an information technology audit and a new deposit service initiated in 2003.

Income Taxes

The Company’s income tax expense decreased $195,000, or 10.2%, to $1.7 million for the nine months ended September 30, 2004 compared to $1.9 million in 2003 primarily attributable to lower income before taxes, partially offset by an increase in the effective tax rate. The Company’s effective tax rate rose to 29.2% for the nine months ended September 30, 2004 from 28.9% in 2003 principally as a result of the impact of the dividends received deduction realized in 2003. As a result of the liquidation of the trading securities portfolio in 2003, the Company no longer receives the benefit of the preferential treatment for such income.

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

The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of other types of loans, purchases of one-to four-family adjustable-rate mortgages and investments in mortgage-backed, debt and equity securities. During the nine months ended September 30, 2004, the Company’s loan originations and purchases totaled $111.9 million and $112.7 million, respectively. At September 30, 2004, the Company’s investments in mortgage-backed, other debt and equity securities totaled $240.9 million.

These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. The Company experienced a $40.6 million net increase in total deposits during the nine months ended September 30, 2004, including the net issuance of $28.1 million in brokered deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At September 30, 2004, the Company had $341.8 million of outstanding FHLB borrowings.

During the nine months ended September 30, 2004, the Company sold $10.3 million of longer-term, lower-coupon, fixed rate residential mortgages. The Company normally originates fixed- and adjustable-rate loans for its portfolio. However, an analysis of the Company’s interest rate profile and the low rates at which these loans were originated led management to determine that these assets should be sold and the proceeds redeployed. The sale of these loans reduced the amount of high quality collateral available to be pledged as security for borrowings in the secondary market. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed-rate residential mortgages during the remainder of 2004.

At September 30, 2004, the Company had outstanding commitments to originate $19.4 million of loans and to purchase $18.8 million of one-to four-family adjustable-rate mortgages. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less from September 30, 2004 totaled $92.1 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Off-Balance Sheet Arrangements

Information relating to Off-Balance Sheet Arrangements is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. There have been no material changes in the Company’s off-balance sheet arrangements since December 31, 2003.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. Since December 31, 2003, the Company has entered into lease agreements for a new branch in Longmeadow, Massachusetts and a new facility in Feeding Hills, Massachusetts. Both leases are expected to commence in the fourth quarter of 2004. The operating lease for the Longmeadow branch requires payments of $227,000 due within one year, $455,000 in years 1-3, $477,000 in years 3-5 and $2.7 million in more than 5 years. The operating lease for the Feeding Hills branch requires payments of $120,000 due within one year, $240,000 in years 1-3 and $240,000 in years 3-5. The Company has the right to extend these agreements for two five-year periods.

The Company also increased its long-term debt to $262.0 million at September 30, 2004 from $248.6 million at December 31, 2003. Long-term debt consists of FHLB advances scheduled to mature after September 30, 2005. The FHLB advance agreements require payments of $6.9 million due within one year, $123.2 million in years 1-3, $41.9 million in years 3-5 and $90.0 million in more than 5 years. There were no other material changes in the Company’s payments due under contractual obligations.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Management believes, as of September 30, 2004 and December 31, 2003, that the Bank met all capital adequacy requirements to which it was subject.

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

As of September 30, 2004, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not, under current law, subject to any separate regulatory capital requirements.

The Company’s and Bank’s actual capital amounts and ratios as of September 30, 2004 and December 31, 2003 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of September 30, 2004
Total Capital to Risk Weighted Assets
Company	$78,110	14.5%	N/A	N/A	N/A	N/A
Bank	$69,902	13.0%	$43,113	8.0%	$53,892	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$74,475	13.8%	N/A	N/A	N/A	N/A
Bank	$66,267	12.3%	$21,557	4.0%	$32,335	6.0%
Tier 1 Capital to Average Assets
Company	$74,475	8.5%	N/A	N/A	N/A	N/A
Bank	$66,267	7.6%	$34,976	4.0%	$43,720	5.0%
As of December 31, 2003:
Total Capital to Risk Weighted Assets
Company	$76,414	15.9%	N/A	N/A	N/A	N/A
Bank	$65,200	13.5%	$38,504	8.0%	$48,130	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$73,107	15.2%	N/A	N/A	N/A	N/A
Bank	$61,893	12.9%	$19,252	4.0%	$28,878	6.0%
Tier 1 Capital to Average Assets
Company	$73,107	9.3%	N/A	N/A	N/A	N/A
Bank	$61,893	7.9%	$31,327	4.0%	$39,159	5.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2003. Following is a discussion of material changes to the Company’s market risk disclosures since December 31, 2003.

Income simulation analysis. The Company uses income simulation modeling in order to analyze its interest rate risk under various scenarios. The income simulation model is designed to measure the performance of the Company’s net interest income based upon potential changes in interest rates over a select period of time. The model consists of current data related to cash flow characteristics, repricing opportunities, maturities and current rates for all interest-earning assets and interest-bearing liabilities. In addition, management makes certain assumptions associated with prepayment speeds, maturities for non-certificate deposits, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The model does not include assumptions about future changes to the structure of the balance sheet or actions the Company may take to mitigate projected risks. The income simulation model is produced for a flat rate scenario (i.e. no change in current interest rates) over a twelve month period. A second and third model are produced in which a gradual increase of 200 basis points and a decrease of 100 basis points occurs over a twelve month period. Other models are produced, as appropriate, to simulate the flattening or steepening of the yield curve. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The resultant changes in net interest income are then measured against the flat rate scenario. At September 30, 2004 and December 31, 2003, the model projects reductions of 1.43% and 0.96%, respectively, in the down 100 basis points scenario during the next twelve months. In an up 200 basis points environment, the model forecasts net interest income contraction of 3.52% and 1.81%, respectively, at September 30, 2004 and December 31, 2003. The variability calculated in these models is well within the guidelines established by the Company’s interest rate risk policy.

The preceding income simulation analysis does not represent a forecast of net interest income and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, which are subject to change, including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. Also, as market conditions vary from those assumed in the income simulation models, the actual results will differ reflecting prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors embedded in adjustable rate loans, early withdrawal of deposits, changes in product preferences, and other internal/external variables.

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

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended September 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2004	—	$—	—	16,610
August 1 - 31, 2004	2,158	37.81	2,158	14,452
September 1 - 30, 2004	5,625	39.49	5,625	8,827
Total	7,783	$39.02	7,783	NA

(1)	The Company has purchased all shares in open market purchases pursuant to a repurchase plan announced on November 2, 2001. In accordance with this plan, the Company intends to purchase up to 373,952 shares, from time to time, subject to market conditions. This plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended September 30, 2004. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (1)

3.2	Amended Bylaws of Woronoco Bancorp, Inc. (2)

4.0	Stock Certificate of Woronoco Bancorp, Inc. (1)

11.0	Statement Re: Computation of Per Share Earnings (Incorporated Herein By Reference to Part 1 – Earnings Per Share)

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.

(2)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on November 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORONOCO BANCORP, INC.

Dated: November 9, 2004	By:	/s/ Cornelius D. Mahoney
Cornelius D. Mahoney
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: November 9, 2004	By:	/s/ Debra L. Murphy
Debra L. Murphy
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)