Form 10-K
period 2004-12-31
WORONOCO BANCORP INC
filed 2005-03-15
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒     NO ☐

The market value of the voting and non-voting common equity held by non-affiliates was $113,143,489, which was computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be affiliates.

As of March 6, 2005, there were 3,890,407 shares of the Registrant’s Common Stock outstanding.

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

The Bank, a Massachusetts stock savings bank, was organized in 1871. The Bank’s principal business consists of the acceptance of retail deposits from the general public and the investment of those deposits, together with funds generated from borrowings, retail operations, investment management and insurance services, into a broad line of lending products including one- to four-family, multi-family, commercial real estate, commercial business, construction and development and other types of consumer loans including home equity lines of credit and automobile loans. The Bank generally originates loans for investment. However, in recent years the Bank has sold a significant amount of fixed-rate residential loans as a result of the historically low interest rate environment. The Bank sells loans in the secondary market while generally retaining the servicing rights. The Bank also purchases one- to four family residential loans from time to time and invests in mortgage-backed securities and other permissible investments. The Bank’s revenues are derived from the generation of interest and fees on loans, interest and dividends on investment securities and fees from its retail banking operation, investment management and insurance services. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and investments, advances from the Federal Home Loan Bank (the “FHLB”) and proceeds from loan sales.

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

Merger Agreement

In December 2004, the Company announced a definitive agreement to merge with Berkshire Hills Bancorp, Inc. (the “merger agreement”), a Delaware corporation and the holding company for Berkshire Bank. Berkshire Bank is headquartered in Pittsfield, Massachusetts, with 11 branch offices serving communities throughout Berkshire County, and a representative office and one branch in New York. At December 31, 2004 Berkshire Hills Bancorp had total assets of $1.3 billion.

The acquisition will be accounted for using the purchase method of accounting. Subject to regulatory and stockholder approval, stockholders of Woronoco Bancorp will have the right to elect to receive either $36.00 in cash or one share of Berkshire Hills Bancorp common stock in exchange for each share of Woronoco Bancorp common stock held by them, subject to pro-ration so that 75 percent of the outstanding Woronoco Bancorp common shares are converted into Berkshire Bancorp common stock in the merger and the balance are converted into the cash consideration. The merger is expected to close during the second quarter of 2005, and is subject to the approval of Woronoco Bancorp, Inc. and Berkshire Hills Bancorp, Inc. shareholders and applicable regulatory authorities.

Market Area

The Company is headquartered in Westfield, Massachusetts. The Company’s primary lending and deposit market areas include Hampden and Hampshire Counties in western Massachusetts and parts of northern Connecticut. The city of Westfield is largely suburban and is located in the Pioneer Valley near the intersection of U. S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway that crosses Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Westfield is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Located in the region known as New England’s knowledge corridor, the Bank benefits from a concentration of more than 120,000 students at 32 higher education institutions including some of the most prestigious in the nation. Additional economic support is gained from the presence of large employers such as MassMutual, Big Y Foods, Bay State Health Systems, Hasbro Games, Friendly Ice Cream, Smith & Wesson, Solutia, N.E. Utilities, Yankee Candle and United Technologies. Other economic activity is provided by the U.S. Air Force Reserve and Massachusetts Air National Guard, Bradley International Airport, social service agencies and significant tourist attractions such as the Basketball Hall of Fame and Six Flags New England.

Competition

The Company faces significant competition both in generating loans and in attracting deposits. The Company’s competition for loans comes principally from commercial banks, other savings banks, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from savings and commercial banks. As of June 30, 2004, according to information presented on the Federal Deposit Insurance Corporation’s website, the Bank held 7% of the deposits in Hampden County, which was the seventh largest share of deposits out of 19 financial institutions in the county. Additionally, the Bank held greater than 1% of the deposits in Hampshire County, which was the eleventh largest share of deposits out of 17 financial institutions in the county. However, the Bank competes with super-regional banks, such as Fleet Bank, Banknorth, Sovereign Bank and Citizens Bank. These competitors have substantially greater resources and lending limits than the Bank and offer services that the Bank does not provide. In addition, the Company faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds, 401(k) plans and annuities.

The Company expects competition to continue to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Company conducts business. Competition has also increased as a result of the removal of restrictions on the interstate operations of financial institutions. The Company has also experienced significant competition from credit unions, which have applied for and received, in some cases, regulatory approval to expand beyond the traditional definition of a group to include, for instance, an entire community versus a particular company. In addition, credit unions are exempt from taxation. Such competitive advantages have placed increased pressure on the Company with respect to its loan and deposit pricing.

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

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$388,352	61.84%	$279,889	55.20%	$259,339	53.55%	$235,964	53.35%	$221,101	54.91%
Multi-family	36,436	5.80%	41,178	8.12%	34,090	7.04%	33,821	7.65%	33,529	8.33%
Commercial	63,132	10.05%	61,342	12.10%	53,486	11.05%	36,221	8.19%	29,257	7.27%
Construction and development	31,542	5.02%	20,106	3.96%	31,456	6.50%	26,171	5.92%	15,404	3.83%

Total real estate loans	519,462	82.71%	402,515	79.38%	378,371	78.14%	332,177	75.11%	299,291	74.34%

Consumer loans:
Home equity	84,941	13.53%	80,168	15.81%	83,222	17.19%	84,117	19.02%	81,888	20.34%
Automobile	5,483	0.87%	7,151	1.41%	8,800	1.82%	12,174	2.75%	12,941	3.21%
Other	2,173	0.35%	2,333	0.46%	2,676	0.55%	3,382	0.76%	3,550	0.88%

Total consumer loans	92,597	14.75%	89,652	17.68%	94,698	19.56%	99,673	22.53%	98,379	24.43%

Commercial loans	15,954	2.54%	14,931	2.94%	11,136	2.30%	10,447	2.36%	4,936	1.23%

Total loans	628,013	100.00%	507,098	100.00%	484,205	100.00%	442,297	100.00%	402,606	100.00%

Less:
Unadvanced loan funds (1)	(14,201)		(6,673)		(11,627)		(13,070)		(9,537)
Net deferred loan origination costs	802		817		802		883		807
Allowance for loan losses	(3,651)		(3,280)		(3,156)		(2,701)		(2,590)

Loans, net	$610,963		$497,962		$470,224		$427,409		$391,286

(1)	Includes committed but unadvanced loan amounts.

Origination, Purchase, Sale and Servicing of Loans. The Company’s mortgage lending activities are conducted primarily by its salaried loan representatives operating at its ten full-service banking offices and its commissioned, offsite loan originators. All loans originated by the Company are underwritten in accordance with the Company’s policies and procedures. The Company originates both adjustable-rate (“ARM”) and fixed-rate mortgage loans. The Company’s ability to originate fixed or ARM loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. From time to time, the Company also purchases ARM loans from various financial institutions.

The Company has primarily been a portfolio lender, originating substantially all of its loans for investment. However, in recent years the Company has sold a significant amount of fixed-rate residential mortgages in the secondary market in order to improve, among other factors, interest rate risk and liquidity. The Company sold longer-term, low coupon, fixed-rate residential mortgages with outstanding balances totaling $14.1 million in 2004, $40.2 million in 2003 and $30.4 million in 2002. The Company utilized the proceeds from these sales to fund loan originations and to pay-down certain borrowings. The Company may sell and/or securitize a portion of its loans, mostly 30-year fixed-rate one- to four-family mortgage loans, in the future. Any loans originated for sale by the Company conform to the underwriting standards specified by Fannie Mae and Freddie Mac. The Company generally retains the servicing rights on mortgage loans sold or securitized.

At December 31, 2004, the Company was servicing $75.2 million of conforming fixed-rate mortgage loans sold or securitized by the Company. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions when there are unremedied defaults, making insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee income from loans sold is generally 25 basis points of the total balance of the loan being serviced. The Company also paid $644,000 to acquire the servicing rights associated with ARM loans purchased from various financial institutions in 2004. The outstanding balance of these purchased ARM loans was $122.0 million at December 31, 2004. The balance of mortgage servicing rights related to these loans, net of valuation allowances, was $1.3 million and $701,000 at December 31, 2004 and 2003, respectively, and is included in other assets. The fair value of these rights approximates carrying amounts. Amortization of mortgage servicing rights totaled $196,000, $192,000 and $67,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

During the years ended December 31, 2004, 2003 and 2002, the Company originated $38.3 million, $95.1 million and $87.5 million of fixed-rate one- to four-family loans, respectively, of which $24.5 million, $59.8 million and $65.0 million, respectively, were retained by the Company. During these same periods, the Company also originated $32.1 million, $20.8 million and $32.7 million of adjustable-rate one- to four-family loans, respectively, all of which were retained by the Company. The Company recognizes, at the time of sale, the cash gain or loss on the sale of loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. The Company also purchased $129.9 million of one-to four-family ARM loans in 2004. The Company has, from time to time, participated in loans, primarily multi-family, commercial real estate, construction and development and commercial business loans and, at December 31, 2004, had $7.9 million in loan participation interests.

The following table sets forth the Company’s loan originations and purchases, sales and principal repayments for the periods indicated.

	For the Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Loans, net, beginning of period	$497,962	$470,224	$427,409

Loans originated:
Real estate	104,877	142,169	155,428
Consumer:
Home equity	34,217	34,971	30,840
Automobile	2,562	3,653	3,175
Other	2,055	2,157	2,276

Total consumer	38,834	40,781	36,291
Commercial	5,804	9,125	7,474

Total loans originated	149,515	192,075	199,193

Real estate loans purchased	129,854	34,033	—

Principal repayments, unadvanced funds and other, net	(152,190)	(158,097)	(125,946)
Sale of mortgage loans, principal balance	(14,111)	(40,224)	(30,385)
Loan charge-offs, net	(2)	(49)	(47)
Transfers to REO	(65)	—	—

Total deductions	(166,368)	(198,370)	(156,378)

Net loan activity	113,001	27,738	42,815

Loans, net, end of period	$610,963	$497,962	$470,224

Loan Maturity. The following table shows the remaining contractual maturity of the Company’s loan portfolio at December 31, 2004. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $158.0 million, $155.8 million and $136.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

	At December 31, 2004
	One-to Four- Family	Multi- Family	Commercial Real Estate	Construction and Development	Home Equity Loans	Automobile	Other Consumer	Commercial	Total Loans Receivable
	(In Thousands)
Amounts due:
One year or less	$96	$—	$58	$15,288	$85	$318	$244	$155	$16,244
After one year:
More than one year to three years	1,719	119	6,369	3,918	866	2,030	829	1,158	17,008
More than three years to five years	3,815	3,200	690	4,663	4,088	3,109	45	2,851	22,461
More than five years to 10 years	38,986	4,508	18,790	—	5,673	26	168	4,487	72,638
More than ten years to 15 years	102,738	4,234	5,189	2,076	3,840	—	141	—	118,218
More than 15 years	240,998	24,375	32,036	5,597	70,389	—	746	7,303	381,444

Total amount due	$388,352	$36,436	$63,132	$31,542	$84,941	$5,483	$2,173	$15,954	628,013

Less:
Unadvanced loan funds									(14,201)
Net deferred loan origination costs									802
Allowance for loan losses									(3,651)

Loans, net									$610,963

The following table sets forth at December 31, 2004, the dollar amount of gross loans receivable contractually due after December 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2005
	Fixed	Adjustable	Total
	(In Thousands)
Real estate loans:
One- to four-family	$168,168	$220,088	$388,256
Multi-family and commercial real estate	14,793	84,717	99,510
Construction and development	2,457	13,797	16,254

Total real estate loans	185,418	318,602	504,020

Consumer loans:
Home equity	14,434	70,422	84,856
Automobile	5,165	—	5,165
Other	1,642	287	1,929
Commercial loans	4,136	11,663	15,799

Total loans	$210,795	$400,974	$611,769

One- to Four-Family Loans. The Company currently offers both fixed-rate and ARM loans that are secured by one- to four-family residences located mainly in the Company’s primary market area. One- to four-family mortgage loan originations are generally obtained from the Company’s in-house and commissioned offsite loan originators, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. The Company also purchases from time to time ARM loans from various financial institutions. At December 31, 2004, the Company’s one- to four-family mortgage loans totaled $388.4 million, or 61.8% of total loans. Of the one- to four-family mortgage loans outstanding at that date, 43.5% were fixed-rate mortgage loans and 56.5% were ARM loans.

The Company currently offers fixed-rate mortgage loans with terms of up to 30 years. The Company also currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one or three years from the outset of the loan or which adjust annually after a three-year, four-year, five-year or seven-year initial fixed period. The interest rates for the Company’s ARM loans are indexed to either the one-, three- or five-year Constant Maturity Treasury (“CMT”) Index. The Company’s ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Company’s purchased ARM loans generally have terms of up to 30 years and interest rates that adjust annually after three and five years and provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. These purchased loans are generally serviced by the seller.

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

All one- to four-family mortgage loans are underwritten according to the Company’s policies and secondary market underwriting guidelines. Generally, the Company originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 100% of the lesser of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses that provide the Company with the contractual right to deem the loan immediately due and payable if a borrower transfers ownership of the property without the Company’s consent. The Company requires fire, casualty, title and flood insurance, if applicable, on all properties securing real estate loans made by the Company.

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

Multi-Family and Commercial Real Estate Lending. The Company originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings, industrial facilities or retail facilities mainly located in the Company’s primary market area. The Company’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property, 75% if the property is being refinanced, provided such loan complies with the Company’s current loans-to-one-borrower limit, which at December 31, 2004 was $9.0 million. The Company’s multi-family and commercial real estate loans may be made with terms of up to 25 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal or the one-, three- or five-year CMT Index. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Company considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Company will also consider the term of the lease and the quality of the tenants. The Company has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15x. Environmental impact surveys are generally required for commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Company’s multi-family real estate loan portfolio at December 31, 2004 was $36.4 million, or 5.8% of total loans, and the Company’s commercial real estate loan portfolio at such date was $63.1 million, or 10.0% of total loans. The largest multi-family or commercial real estate loan in the Company’s portfolio at December 31, 2004 was a $6.7 million real estate loan secured by a 60,000 square foot medical office building in Springfield, Massachusetts. This loan was performing according to its terms at December 31, 2004.

The Company participates in commercial real estate loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2004, $5.7 million, or 9.1% of the commercial real estate loan portfolio, were participation loans.

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

Construction and Development Lending. The Company originates construction and development loans primarily to finance the construction of one- to four-family, owner-occupied residential real estate and commercial real estate properties located in the Company’s primary market area. Construction loans typically convert into permanent financing. Construction and development loans are generally offered to customers and experienced builders with whom the Company has an established relationship. Construction and development loans are typically offered with terms of up to 12 months; however, terms may be extended up to four years under certain circumstances. The maximum LTV limit applicable to such loans is 80% for contract sales and 75% for speculative properties. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Company’s lending officers or, on larger projects, independent architects or engineering firms, warrant. At December 31, 2004, the Company’s largest construction and development loan was a $4.3 million construction/permanent mortgage loan utilized to build a 73-room Hampton Inn in Hadley, Massachusetts. To date, $1.7 million has been disbursed and construction is 50% complete. At completion, the Company intends to sell a 49% participation in the permanent loan to another bank. At December 31, 2004, construction and development loans totaled $31.5 million, or 5.0%, of the Company’s total loans.

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

The Company participates in construction and development loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2004, the Company had no participation loans in the construction and development loan portfolio.

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

At any time during the draw period, all, or a portion of the outstanding balance of a home equity line of credit, may be converted to a fixed-rate, fixed-term home equity loan. The interest rate for the term loan is based on rates offered by the Company at the time the conversion request is received. Maturities offered on home equity term loans are five, ten and 15 years. When the term loan is repaid in full, the original principal balance becomes available under the home equity credit line. The Company also offers fixed-rate, fixed-term equity loans that are not tied to a line of credit. Repayment terms are the same as the aforementioned home equity term loans. At December 31, 2004, home equity loans and lines of credit totaled $84.9 million, or 13.5% of the Company’s total loans and 91.7% of consumer loans.

Automobile and Other Consumer Lending. The Company offers automobile loans with terms of up to 72 months and maximum loan-to-value ratios of 90% for new cars. For used cars, the maximum loan-to-value ratio is 90% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and the terms for used automobile loans range between 36 months (for older vehicles) to 60 months (for automobiles up to four years old). At December 31, 2004, automobile loans totaled $5.5 million, or 0.9% of the Company’s total loans and 5.9% of consumer loans. Other consumer loans at December 31, 2004 amounted to $2.2 million, or 0.4% of the Company’s total loans and 2.4% of consumer loans. These loans include education, second mortgages, collateral, motorcycle, boat, mobile home and unsecured personal loans. Motorcycle, boat and mobile home loans are generally made in amounts of up to 80% of the fair market value of the property securing the loan. Collateral loans are generally secured by a passbook account, a certificate of deposit, securities or life insurance. Unsecured personal loans generally have a maximum borrowing limitation of $5,000 and a maximum term of three years.

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

Commercial Lending. At December 31, 2004, the Company had $16.0 million in commercial loans which amounted to 2.5% of total loans. In addition, at such date, the Company had $6.0 million of unadvanced commercial lines of credit. The Company makes commercial business loans primarily in its market area to a variety of professionals, sole proprietorships and small businesses. The Company offers a variety of commercial lending products, including term loans for fixed assets and working capital, revolving lines of credit, letters of credit, and Small Business Administration guaranteed loans. Term loans are generally offered with initial fixed rates of interest for the first five years and with terms of up to 7 years. Business lines of credit have adjustable rates of interest and are payable on demand, subject to annual review and renewal. Business loans with adjustable rates of interest adjust on a monthly basis and are indexed to the prime rate as published in The Wall Street Journal.

In making commercial business loans, the Company considers the financial statements of the borrower, the Company’s lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial business loans are generally secured by a variety of collateral, primarily equipment, assets and accounts receivable, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the adjusted value of the collateral securing the loan. The Company generally does not make unsecured commercial loans. In addition, the Company participates in commercial business loans, often community-based, with area lenders with whom the Company has a relationship. When determining whether to participate in such loans, the Company will underwrite its participation interest according to its own underwriting standards. At December 31, 2004, $1.0 million, or 6.2% of the commercial loan portfolio, were participation loans.

Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. At December 31, 2004, the Company’s largest commercial loan relationship consisted of seven term loans totaling $3.7 million and a revolving line of credit for $250,000 to a fast food franchisee. These loans were performing according to their original terms at December 31, 2004.

Loan Approval Procedures and Authority. The lending policies and loan approval limits of the Company are established through the Executive Lending Committee (the “Committee”) of the Board of Directors. The Committee, in accordance with authority delegated by the Board of Directors, reviews and approves and/or ratifies all loans made or acquired, all changes in security pledged, rates of interest charged for loans, all purchases of loans, all foreclosures on mortgages of real estate and sale of property held in foreclosure, liquidation of secured assets and interim changes to the loan policy. In connection with one- to four-family mortgage loans, the Committee has authorized the following persons to approve the loans up to the amounts indicated: one vice president of loan servicing and one vice president of commercial lending may approve loans up to $150,000 and $359,650, respectively; the vice president of residential lending and all loan origination and underwriting officers may approve loans up to $359,650; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $500,000.

With respect to consumer loans, the Committee has authorized the following persons to approve loans up to the amounts indicated: 3 assistant branch managers may approve secured and unsecured loans of up to $15,000 and $5,000, respectively; branch managers, loan origination and underwriting officers and the vice president of operations and two vice presidents may approve secured and unsecured loans of up to $30,000 and $10,000, respectively; and the Chief Executive Officer and the Executive Vice President, Lending may approve loans up to $75,000 and $50,000, respectively.

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

Classified Assets. Federal regulations and the Company’s internal policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.” An asset is considered Substandard if it is inadequately protected by the current net worth, paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

In accordance with SFAS No. 114, when the Company classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Company classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off the loan in full.

Management of the Company and the Executive Lending Committee review and classify the assets of the Company on a monthly basis and the Board of Directors reviews the results of the reports on a monthly basis. The Company classifies its assets in accordance with the management guidelines described above.

The following table sets forth the Company’s classified assets at December 31, 2004.

	Loss		Doubtful		Substandard		Special Mention
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate loans:
One- to four-family	—	$—	—	$—	15	$1,423	9	$465
Multi-family and commercial real estate	—	—	—	—	1	226	—	—

Total real estate loans	—	—	—	—	16	1,649	9	465

Consumer loans:
Home equity	—	—	—	—	5	48	7	286
Automobile	—	—	—	—	3	30	—	—
Other	—	—	—	—	6	6	—	—
Commercial loans	—	—	—	—	2	11	—	—

Total loans	—	$—	—	$—	32	$1,744	16	$751

Total loans in each category to total assets		0.00%		0.00%		0.19%		0.08%

At December 31, 2004, classified assets represented 0.41% of total loans.

At December 31, 2004, the Company had one loan, included in the multi-family and commercial real estate category and classified as Substandard, with a balance of $226,000. The loan is secured by a first mortgage on a five-family owner-occupied dwelling located in Ludlow Massachusetts. As of December 31, 2004, the account was current and paid as agreed for three months. Currently, the borrower provides the Company with monthly financial statements and the Company actively monitors the properties’ vacancy rates.

The following table sets forth the delinquencies in the Company’s loan portfolio as of the dates indicated.

	December 31, 2004				December 31, 2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
One- to four- family	1	$52	4	$462	9	$619	3	$388
Multi-family and commercial real estate	—	—	—	—	1	230	—	—
Home equity	—	—	—	—	—	—	—	—
Other consumer	7	34	—	—	8	12	1	29
Commercial	—	—	1	4	—	—	—	—

Total loans	8	$86	5	$466	18	$861	4	$417

Delinquent loans to total loans (1)		0.01%		0.08%		0.17%		0.08%

	December 31, 2002				December 31, 2001
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
One- to four- family	4	$285	11	$1,034	10	$771	4	$243
Multi-family and commercial real estate	1	126	—	—	1	21	—	—
Home equity	4	194	2	58	1	27	1	11
Other consumer	8	22	2	14	8	18	7	290
Commercial	—	—	—	—	—	—	1	12

Total loans	17	$627	15	$1,106	20	$837	13	$556

Delinquent loans to total loans (1)		0.13%		0.23%		0.19%		0.13%

	December 31, 2000
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
One- to four- family	1	$100	1	$4
Multi-family and commercial real estate	1	50	2	235
Home equity	2	70	1	22
Other consumer	6	11	—	—
Commercial	—	—	—	—

Total loans	10	$231	4	$261

Delinquent loans to total loans (1)		0.06%		0.07%

(1)	Total loans includes gross loans, less unadvanced loan funds, plus net deferred loan costs.

Non-performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and real estate owned (“REO”). Non-accrual loans increased $49,000 to $466,000 at December 31, 2004 compared to $417,000 at December 31, 2003. The Company generally ceases the accrual of interest on loans 90 days or more past due. All interest accrued but not collected for loans that are placed on non-accrual is reversed against income. For the year ended December 31, 2004, interest income totaling $21,000 would have been recorded if the non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period. The Company did not recognize interest income on non-accrual loans during the year ended December 31, 2004. The Company has adopted SFAS No. 114,,as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” At December 31, 2004 and 2003, the Company had no recorded investment in impaired loans. At December 31, 2004 and 2003, the Company had no REO. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific allowance and charges operations for the diminution in value. The Company repossesses other assets, including automobiles, in satisfaction of delinquent loan balances. Upon repossession, the Company records the collateral at the lower of the remaining loan balance or the fair value of the related asset at the date of repossession, less costs to sell. At December 31, 2004, the Company had repossessed three automobiles with estimated fair values totaling $66,000.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accrual loans:
Real estate:
One- to four- family	$462	$388	$1,034	$243	$4
Multi-family and commercial	—	—	—	—	235
Home equity	—	—	58	11	22
Other consumer	—	29	14	290	—
Commercial	4	—	—	12	—

Total	466	417	1,106	556	261
Real estate owned, net (1)	—	—	—	—	61
Other repossessed assets	66	—	—	—	—

Total nonperforming assets	532	417	1,106	556	322
Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$532	$417	$1,106	$556	$322

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.08%	0.08%	0.23%	0.13%	0.07%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.06%	0.05%	0.16%	0.08%	0.05%

(1)	REO balances are shown net of related loss allowances.

(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.

(3)	Nonperforming assets consist of nonperforming loans, REO and other repossessed assets. Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

The loan loss allowance consists of a specific allowance for impaired loans and a general allowance for all other loans. All loans are considered in the evaluation, whether on an individual or group basis. Changes in the balances of problem and impaired loans affect the specific reserve, while changes in volume and concentrations of current performing loans affect the general reserve and the allocation of the allowance of the loan losses among loan types.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth in the table.

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,280	$3,156	$2,701	$2,590	$2,309
Charged-off loans:
Real estate	—	6	—	—	—
Consumer	123	142	116	117	108
Commercial	—	—	12	5	—

Total charged-off loans	123	148	128	122	108

Recoveries on loans previously charged-off:
Real estate	—	23	39	13	52
Consumer	61	57	37	25	37
Commercial	60	19	5	—	—

Total recoveries	121	99	81	38	89

Net loans charged-off	2	49	47	84	19
Provision for loan losses	373	173	502	195	300

Allowance for loan losses, end of period	$3,651	$3,280	$3,156	$2,701	$2,590

Net loans charged-off to average loans, net	0.00%	0.01%	0.01%	0.02%	0.01%
Allowance for loan losses to total loans (1)	0.59%	0.65%	0.67%	0.63%	0.66%
Allowance for loan losses to nonperforming loans and troubled debt restructuring (2)	783.48%	786.57%	285.35%	485.79%	992.34%
Net loans charged-off to allowance for loan losses	0.05%	1.49%	1.49%	3.11%	0.73%
Recoveries to charge-offs	98.37%	66.89%	63.28%	31.15%	82.41%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.

(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

	For Year Ended December 31,
	2004			2003			2002
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate loans	$2,864	78.44%	82.71%	$2,494	76.03%	79.38%	$2,336	74.02%	78.14%
Consumer loans	565	15.48%	14.75%	574	17.50%	17.68%	667	21.13%	19.56%
Commercial loans	222	6.08%	2.54%	212	6.47%	2.94%	153	4.85%	2.30%

Total allowance for loan losses	$3,651	100.00%	100.00%	$3,280	100.00%	100.00%	$3,156	100.00%	100.00%

	For Year Ended December 31,
	2001			2000
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Real estate loans	$2,035	75.35%	75.11%	$1,827	70.54%	74.34%
Consumer loans	573	21.21%	22.53%	665	25.68%	24.43%
Commercial loans	93	3.44%	2.36%	98	3.78%	1.23%

Total allowance for loan losses	$2,701	100.00%	100.00%	$2,590	100.00%	100.00%

Investment Activities

The Board of Directors establishes the investment policy and procedures of the Company. It is the general policy of the Company that all investment transactions be conducted in a safe and sound manner. The Company’s investment policy further provides that investment decisions be based upon a thorough analysis of each proposed investment to determine its quality, inherent risks, fit within the Company’s overall asset/liability management objectives, the effect on the Company’s risk-based capital and prospects for yield and/or appreciation. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific investment actions and the day-to-day oversight of the Company’s investment portfolio rests with the Chief Executive Officer and Executive Vice President/Chief Financial Officer. These officers are authorized to execute investment transactions of up to $5 million without the prior approval of the Executive Committee of the Board of Directors if such transactions are within the scope of the Company’s established investment policy. On a monthly basis, the Board of Directors reviews and evaluates all investment activities for safety and soundness, adherence to the Company’s investment policy and assurance that authority levels are maintained.

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

The Company generally invests in securities with funds not employed for loan origination activity, to maintain liquidity at levels deemed appropriate by management, to enhance profitability within overall asset/liability management objectives and to provide a degree of high credit quality assets to the balance sheet. The Company has no investments classified as trading or held to maturity at December 31, 2004. At December 31, 2004, the Company’s available-for-sale securities portfolio totaled $242.1 million, or 26.4% of assets.

Trading Account Securities. During the quarter ended December 31, 2002, the Company reclassified its common and preferred stock portfolio, except for a $110,000 equity investment in a bank service provider, from “available-for-sale” to “trading.” The shift in the portfolio classification resulted in the recognition of an unrealized loss of $2.1 million, which was previously reflected on the balance sheet in equity capital as a component of comprehensive income. This reclassification reflected a shift in the Company’s equity investment strategy. Historically, the Company invested in common and preferred stock as a means of diversifying its investment portfolio and mitigating interest rate risk. As a result of the equity market declines, a portion of the Company’s equity portfolio experienced sizable declines and impairment. After an analysis of the portfolio and the specific securities that comprise the portfolio, management determined that a large portion of the securities in the portfolio no longer met the Company’s investment criteria. Therefore, management intended to capitalize on short-term fluctuations in price to reduce the common and preferred stock portfolio. The trading securities portfolio was liquidated during the year ended December 31, 2003 as a result of favorable market conditions. The Company recognized net gains of $608,000 from trading activities.

Equity Securities Available-for-Sale. In conjunction with the Company’s senior executive retirement plans, the Company has invested $5.3 million in various mutual funds. The Company also has a $115,000 equity investment in a bank service provider.

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

At December 31, 2004, mortgage-backed securities totaled $177.1 million, or 19.3% of assets and 20.2% of interest earning assets, all of which are classified as available-for-sale. At December 31, 2004, all mortgage-backed securities, except for a $48,000 investment in a Real Estate Mortgage Investment Conduit (“REMIC”), were backed by fixed-rate loans. The mortgage-backed securities portfolio had a stated rate of 4.98% at December 31, 2004. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Other Debt Securities Available-for-Sale. The Company currently has a portfolio of other debt securities, consisting of U.S. agency, municipal and trust preferred securities. At December 31, 2004, the Company’s total investment in U.S. agency securities was $5.2 million, consisting of a bond issued and guaranteed by the Federal Home Loan Bank. This bond has a maturity of 1.4 years and a yield of 4.76%. At December 31, 2004, the Company had a municipal bond portfolio totaling $32.3 million with a weighted average tax equivalent yield of 6.83%. The Company invested in these bonds to capitalize on the favorable income tax treatment, attractive yields and spreads, call protection for six to ten years, significant insurance coverage and excellent credit ratings. At December 31, 2004, the Company had a trust preferred portfolio totaling $22.0 million and a yield of 7.7%. Trust preferred securities are corporate debt securities issued by bank and savings and loan holding companies. The maximum investment in the trust preferred securities of any one corporation cannot exceed 5% of capital.

The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Trading account securities:
Preferred stocks	$—	$—	$—	$—	$4,647	$4,647
Common stocks	—	—	—	—	11,637	11,637

Total trading account securities	$—	$—	$—	$—	$16,284	$16,284

Available-for-sale securities:
Equity securities:
Mutual funds	$5,189	$5,308	$5,054	$5,114	$—	$—
Common stocks	115	115	115	115	110	110

Total equity securities	5,304	5,423	5,169	5,229	110	110

Debt securities:
Mortgage-backed:
Freddie Mac	64,572	64,282	66,723	66,702	9,186	9,785
Fannie Mae	106,971	108,169	100,987	102,855	45,541	49,045
Ginnie Mae	4,458	4,643	8,088	8,428	18,459	19,153
REMIC	47	48	80	80	4,466	4,590

Total mortgage-backed securities	176,048	177,142	175,878	178,065	77,652	82,573

Other:
U.S. agency	5,047	5,159	5,081	5,369	28,207	29,135
Municipal bonds	31,332	32,346	21,442	22,277	21,454	21,950
Trust preferred	20,022	21,980	20,151	22,436	19,885	21,538

Total other debt securities	56,401	59,485	46,674	50,082	69,546	72,623

Total debt securities	232,449	236,627	222,552	228,147	147,198	155,196

Total available-for-sale securities (1)	$237,753	$242,050	$227,721	$233,376	$147,308	$155,306

(1)	Does not include investments in FHLB-Boston stock totaling $17.3 million at December 31, 2004, $15.4 million at December 31, 2003 and $13.8 million at December 31, 2002.

The following table sets forth the Company’s securities activities for the periods indicated. This table does not include FHLB stock held by the Company.

	For the Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Equity securities available for sale:
Equity securities, beginning of period	$5,229	$110	$16,436

Purchases	135	5,059	6,020
Sales	—	—	(4,010)
Increase in unrealized gain	59	60	34
Transfer of common and preferred stocks to trading	—	—	(18,370)

Net increase (decrease) in equity securities	194	5,119	(16,326)

Equity securities, end of period	$5,423	$5,229	$110

Debt securities available-for-sale:
Mortgage-backed:
Mortgage-backed securities, beginning of period	$178,065	$82,573	$113,895

Purchases	45,048	161,130	—
Repayments and prepayments	(43,988)	(62,035)	(33,278)
Net (amortization) accretion	(890)	(870)	16
(Decrease) increase in unrealized gain	(1,093)	(2,733)	1,940

Net (decrease) increase in mortgage-backed securities	(923)	95,492	(31,322)

Mortgage-backed securities, end of period	177,142	178,065	82,573

U.S. agencies:
U.S. agency securities, beginning of period	5,369	29,135	8,393

Purchases	—	—	20,721
Maturities	—	(2,503)	—
Sales	—	(20,591)	—
Net amortization	(34)	(32)	(458)
(Decrease) increase in unrealized gain	(176)	(640)	479

Net (decrease) increase in U.S. agency securities	(210)	(23,766)	20,742

U.S. agency securities, end of period	5,159	5,369	29,135

Municipal bonds:
Municipal bonds, beginning of period	22,277	21,950	17,398

Purchases	9,905	—	3,126
Net amortization	(15)	(12)	(11)
Increase in unrealized gain	179	339	1,437

Net increase in municipal bonds	10,069	327	4,552

Municipal bonds, end of period	32,346	22,277	21,950

Trust preferred securities:
Trust preferred securities, beginning of period	22,436	21,538	19,586

Purchases	—	4,484	4,241
Repayments and prepayments	(32)	(44)	—
Sales	—	(4,132)	(3,968)
Net (amortization) accretion	(97)	(41)	12
(Decrease) increase in unrealized gain	(327)	631	1,667

Net increase in trust preferred securities	(456)	898	1,952

Trust preferred securities, end of period	21,980	22,436	21,538

Total debt securities, end of period	$236,627	$228,147	$155,196

Trading account securities:
Trading account securities, beginning of period	$—	$16,284	$—

Sales	—	(16,386)	—
Mark to market adjustments	—	102	—
Transfer of common and preferred stocks to trading	—	—	18,370
Recognition of unrealized loss associated with reclassification of common and preferred stocks to trading from available for sale	—	—	(2,086)

Net (decrease) increase in trading account securities	—	(16,284)	16,284

Trading account securities, end of period	$—	$—	$16,284

The table below sets forth information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities portfolio as of December 31, 2004.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Available-for-sale securities:
Debt securities:
Mortgage-backed securities:
Freddie Mac	$—	—	$10,214	3.68%	$29,360	4.04%	$24,708	4.57%	$64,282	4.19%
Fannie Mae	—	—	16,083	7.43%	42,703	4.31%	49,383	4.55%	108,169	4.88%
Ginnie Mae	—	—	—	—	—	—	4,643	6.41%	4,643	6.41%
REMICS	—	—	—	—	—	—	48	3.04%	48	3.04%

Total mortgage-backed securities	—	—	26,297	5.97%	72,063	4.20%	78,782	4.67%	177,142	4.67%
Other securities:
U.S. agency	—	—	5,159	4.76%	—	—	—	—	5,159	4.76%
Municipal bonds (1)	—	—	—	—	—	—	32,346	6.83%	32,346	6.83%
Trust preferreds	—	—	—	—	—	—	21,980	7.70%	21,980	7.70%

Total other debt securities	—	—	5,159	4.76%	—	—	54,326	7.18%	59,485	6.97%

Total debt securities	—	—	31,456	5.78%	72,063	4.20%	133,108	5.69%	236,627	5.25%
Equity securities:
Mutual funds	—	—	—	—	—	—	—	—	5,308	—
Common stocks	—	—	—	—	—	—	—	—	115	—

Total equity securities	—	—	—	—	—	—	—	—	5,423	—

Total available-for-sale securities (2)	$—		$31,456		$72,063		$133,108		$242,050

(1)	The yield on municipal bonds is presented in this table on a tax equivalent basis using a tax rate of 34%. The book yield for these instruments is 4.50%.

(2)	Does not include $17.3 million of FHLB stock held by the Company.

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

        At December 31, 2004, the Company’s deposits totaled $477.9 million, or 57.1% of total liabilities. The Company had a total of $124.5 million in retail certificates of deposit at December 31, 2004, including $94.3 million scheduled to mature in less than one year. At December 31, 2004 core deposits, consisting of savings, NOW, money market and demand accounts, represented approximately 54.0% of total deposits, retail certificates of deposits accounts represented 26.1% of total deposits and brokered certificates of deposits represented 19.9% of total deposits. At December 31, 2003, the Company’s deposits totaled $419.5 million, or 58.5% of total liabilities. The Company had a total of $134.4 million in retail certificates of deposit at December 31, 2003, including $95.7 million scheduled to mature in less than one year. At December 31, 2003 core deposits, consisting of savings, NOW, money market and demand accounts, represented approximately 55.5% of total deposits, retail certificates of deposits accounts represented 32.0% of total deposits and brokered certificates of deposits represented 12.5% of total deposits. Although a significant portion of the Company’s deposits are in core deposits, management monitors activity in this category and, based on historical experience and the Company’s current pricing strategy, believes it will continue to retain a large portion of such accounts. The Company is not limited with respect to the rates it may offer on deposit products.

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

The following table presents the deposit activity of the Company for the periods indicated.

	For the Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Increase before interest credited and effect of branch sales	$51,447	$45,729	$34,383
Sale of supermarket branch deposits	—	(4,256)	(8,929)
Interest credited (1)	6,935	7,350	9,136

Net increase	$58,382	$48,823	$34,590

(1)	Does not include escrow interest credited of $14,000, $12,000 and $12,000 for the periods ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had $28.2 million in retail certificate accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in Thousands)
Three months or less	$7,410	2.50%
Over three through six months	5,455	2.26%
Over six through 12 months	9,341	2.91%
Over 12 months	5,992	2.81%

Total	$28,198	2.66%

The following table sets forth the distribution of the Company’s deposit accounts for the periods indicated.

	December 31,
	2004		2003		2002
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars in Thousands)
Demand	$33,251	6.95%	$28,121	6.70%	$22,388	6.04%
Savings	86,535	18.11%	83,768	19.97%	77,120	20.81%
Money market	78,108	16.35%	60,179	14.35%	47,500	12.82%
NOW	60,333	12.63%	60,802	14.49%	66,944	18.06%
Brokered deposits	95,084	19.90%	52,232	12.45%	43,205	11.66%
Certificates of deposit	124,544	26.06%	134,371	32.04%	113,493	30.61%

Total deposits	$477,855	100.00%	$419,473	100.00%	$370,650	100.00%

The following table presents by various rate categories, the amount of certificate accounts, including brokered certificates, outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2004.

	Period to Maturity from December 31, 2004
	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	Total at December 31, 2004	At December 31,
						2003	2002
	(Dollars in Thousands)
Certificate accounts:
0 to 4.00%	$112,256	$36,571	$15,215	$9,872	$173,914	$139,467	$98,612
4.01% to 5.00%	13,152	225	4,879	12,564	30,820	38,093	24,930
5.01% to 6.00%	6,235	—	8,659	—	14,894	9,043	33,156

Total	$131,643	$36,796	$28,753	$22,436	$219,628	$186,603	$156,698

Borrowed Funds. As part of its operating strategy, the Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. By utilizing FHLB advances, which possess varying stated maturities, the Company can meet its liquidity needs without otherwise being dependent upon retail deposits, which have no stated maturities (except for certificates of deposit), are interest rate sensitive and may be withdrawn from the Company at any time. These FHLB advances are collateralized primarily by the Company’s first mortgage loans on owner-occupied residential property and mortgage-backed securities issued by U.S. government agencies and secondarily by the Company’s investment in capital stock of the FHLB. FHLB advances are made under several different credit programs, each of which has its own interest rate and range of maturities. Certain advances are callable at the option of the FHLB in 2005 and 2006. At December 31, 2004, the Company had $343.8 million in outstanding advances from the FHLB compared to $280.6 million at December 31, 2003. The Company has additional borrowing capacity of $114.3 million at December 31, 2004. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time-to-time in accordance with the policies of the FHLB. The Company also utilizes repurchase agreements for funding purposes.

The following table sets forth information regarding the Company’s FHLB advances at or for the periods ended on the dates indicated:

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$316,388	$269,466	$254,138

Maximum amount outstanding at any month-end during the period	$343,798	$306,372	$264,000

Balance outstanding at end of period	$343,798	$280,598	$253,000

Weighted average interest rate during the period	4.06%	4.63%	4.97%

Weighted average interest rate at end of period	3.98%	4.15%	4.92%

Federal Home Loan Bank advances in the amount of $131.3 million, $32.0 million, $56.0 million mature within one year at a weighted average rate of 4.08%, 1.29% and 3.96% at December 31, 2004, 2003 and 2002, respectively. The Bank also has an available line of credit with the Federal Home Loan Bank of Boston (“FHLB”) at an interest rate that adjusts daily. As of December 31, 2004 and 2003, there were no amounts outstanding on this line of credit. Borrowings under the line are limited to 2% of the Bank’s total assets.

The Bank also maintains a line of credit with the Federal Reserve Bank of Boston. Commercial loans with a principal balance of $11.9 million, $1.5 million and $1.9 million were pledged at December 31, 2004, 2003 and 2002, respectively, as security for this line of credit. In addition, the Bank pledged municipal securities with a total amortized cost of $26.0 million and a market value of $27.0 million at December 31, 2004. The Bank had no securities pledged to the Federal Reserve Bank at December 31, 2003 and 2002 under this line of credit. No amounts were outstanding as of December 31, 2004, 2003 and 2002 under this line of credit.

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

While the Company retained its trust powers, its focus has shifted to growing the investment management services portion of its business through the promotion of non-deposit products and services available through Infinex. At December 31, 2004, the Financial Services Department (including all trust and investment management services accounts) was managing 339 accounts with assets of $21.3 million, in aggregate, of which the largest relationship totaled $3.4 million, or 16.0% of the Financial Services Departments total assets at December 31, 2004.

Subsidiary Activities

The Bank has five wholly-owned subsidiaries, each of which is chartered in Massachusetts. Walshingham Enterprises, Inc. was established in July 1983 to acquire and hold other real estate owned. Woronoco Security Corporation was established in November 1996 to acquire and hold investment securities of a type that are permissible for banks to hold under applicable law. Court Street Security Corporation and Little River Security Corporation were established in 1999 for the same purpose. Woronoco Security Corporation, Court Street Security Corporation and Little River Security Corporation qualify as “securities corporations” for Massachusetts tax purposes. Income earned by a qualifying securities corporation is generally entitled to special Massachusetts income tax treatment. Woronoco Insurance Group, Inc. was established in 2000 to offer a complete line of property and casualty insurance and various life insurance and group life products and services. The results of operations of all of the Bank’s subsidiaries are consolidated in the results and operations of the Company.

Woronoco Bancorp is the parent company for WRO Funding Corporation. WRO Funding Corporation was incorporated in Massachusetts in 1999. WRO Funding Corporation provided a loan of $4.6 million to the Woronoco Savings Bank Employee Stock Ownership Plan Trust, which was used to purchase 8%, or 479,908 shares, of the Company’s outstanding common stock in the open market.

Segment Reporting

The Company offers a complete line of property and casualty insurance and various life insurance and group life products and services through Woronoco Insurance Group, Inc. Woronoco Insurance Group has a team of licensed insurance brokers operating at its two full service insurance offices in Westfield and Longmeadow. The Company entered into the insurance business in 2000, with the purchase of Agan Insurance Agency, Inc., in an effort to offer a full array of risk management products and services and to develop full relationships with customers. The Company acquired the net assets of Keyes & Mattson Insurance Agency, Inc. in November 2001 and Colton Insurance Agency, Inc. in September 2004.

Prior to the acquisitions of the Agan, Keyes and Mattson and Colton insurance agencies, the Company’s chief decision-makers monitored the revenue streams of the various products and services, while the Company’s operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Company’s operations were considered by management to be aggregated in one reportable operating segment. Subsequent to the acquisitions of the insurance agencies, the Company’s operations continue to be aggregated in one reportable operating segment, except for Woronoco Insurance Group, Inc., which is evaluated on a stand-alone basis.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows (in thousands):

	Banking	Insurance	Intersegment Elimination	Consolidated Totals
2004
Net interest and dividend income	$20,988	$—	$—	$20,988
Other revenue - external customers	4,259	1,479	—	5,738
Other revenue - from other segments	—	9	(9)	—
Depreciation and amortization	892	42	—	934
Provision for loan losses	373	—	—	373
Profit (loss)	2,505	83	(5)	2,583
Assets	914,742	3,787	(234)	918,295

2003

Net interest and dividend income	$20,059	$—	$—	$20,059
Other revenue - external customers	3,596	1,256	—	4,852
Other revenue - from other segments	—	6	(5)	1
Depreciation and amortization	929	32	—	961
Provision for loan losses	173	—	—	173
Profit (loss)	6,172	118	(3)	6,287
Assets	794,082	2,558	(588)	796,052

2002
Net interest and dividend income	$20,890	$—	$—	$20,890
Other revenue - external customers	2,689	814	—	3,503
Other revenue - from other segments	—	4	(4)	—
Depreciation and amortization	1,034	34	—	1,068
Provision for loan losses	502	—	—	502
Profit (loss)	5,039	(114)	(3)	4,922
Assets	703,634	2,382	(380)	705,636

Employees

The Company had approximately 176 full-time equivalent employees as of December 31, 2004.

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

Lending Activities. A Massachusetts-chartered savings bank may make a wide variety of mortgage loans. Fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security. Loans to individual borrowers generally must be limited to 20% of the total of a bank’s capital accounts and stockholders’ equity. A savings bank may lend additional amounts up to 100% of the savings bank’s earnings account if secured by collateral meeting the requirements of Massachusetts banking laws.

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

Assessments. Savings banks are required to pay assessments to the Commissioner to fund operations. Assessments paid by the Bank for the fiscal year ended December 31, 2004 totaled $59,068.

Loans to Executives. Massachusetts banking laws limit the amount of credit a savings bank may extend to its officers, directors or trustees. Such loans must receive the prior approval of the savings bank’s board of directors.

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

The following is a summary of the Bank’s regulatory capital at December 31, 2004:

GAAP Capital to Total Assets	8.02%
Total Capital to Risk-Weighted Assets	12.96%
Tier I Leverage Ratio	7.54%
Tier I to Risk-Weighted Assets	12.28%

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

Investment Activities

Under federal law, all state-chartered FDIC insured banks, including savings banks, have generally been limited to activities such as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDIC and FDICIA permit certain exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the BIF. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February 1993 to invest in listed stocks and/or registered shares. The maximum permissible investment was 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 2004, the Bank had no securities held under such grandfathering authority. The Gramm-Leach-Bliley Act of 1999 requires that any state bank which invests in a subsidiary that engages in activities only permissible for a “financial subsidiary” of a national bank must meet certain conditions, including being well-capitalized and deducting such investment for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2004, the Bank was a “well capitalized” institution.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Bank to its executive officers and directors. However, there is an exemption for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Federal law restricts an institution with respect to loans to directors, executive officers, and principal stockholders (“insiders”). Loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the insider over the employees. Federal law places additional limitations on loans to executive officers.

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

The Bank, as a member of the Depositor Insurance Fund, is also subject to its assessments. See “- Massachusetts Banking Laws and Supervision.”

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for amounts greater than $47.6 million, the reserve requirement is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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

The Bank is also subject to similar obligations under Massachusetts law, which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. As of March 30, 2005, banks which have been assigned a rating of “outstanding” or “high satisfactory” performance in meeting community needs are eligible for an alternative community reinvestment examination procedure, which seeks to effect cost reductions for banks. The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “High Satisfactory.”

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2004 of $17.3 million. At December 31, 2004, the Bank had $343.8 million in FHLB advances.

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

As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that unitary savings and loan holding companies may only engage in activities permitted to financial holding companies under that Act and those authorized for multiple savings and loan holding companies. Unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, were grandfathered as to the unrestricted activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, to other activities authorized by OTS regulation and to those permitted for financial holding companies. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by applicable federal law.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a QTL. To qualify as a QTL, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Code, or with a Qualified Thrift Lender Test (“QTL Test”). Under the QTL Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2004, the Bank maintained in excess of 77% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the prior 12 months and, therefore, met the QTL test.

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

Item 2. Properties.

The Company currently conducts its business through the Bank’s main office located in Westfield, Massachusetts and nine other banking offices, the Bank’s four stand-alone ATMs and Woronoco Insurance Group’s two offices. The Company believes that the Bank’s and Woronoco Insurance Group’s facilities are adequate to meet the present and immediately foreseeable needs of the Company.

Location	Leased, Licensed or Owned	Original Year Leased, Licensed or Acquired	Date of Lease/ License Expiration		Net Book Value of Property or Leasehold Improvements at December 31, 2004
					(In thousands)
Main/Executive Office:
31 Court Street Westfield, Massachusetts 01085	Owned	1951	—		$4,136

Banking Offices:
44 Little River Road Westfield, Massachusetts 01085	Owned	1971	—		209

185 College Highway Southwick, Massachusetts 01077	Owned	1988	—		406

74 Lamb Street South Hadley, Massachusetts 01075	Owned	1995	—		392

608 College Highway Southwick, Massachusetts 01077	Leased	1977	2007	(1)	43

1353-1359 Springfield Street Feeding Hills, Massachusetts 01013	Leased	1994	2024	(1)	268

1339 Memorial Drive Chicopee, Massachusetts 01020	Leased	2003	2023	(2)	242

72 Shaker Road East Longmeadow, Massachusetts 01028	Owned	2000	—		1,356

431 Center Street Ludlow, Massachusetts 01056	Owned	2000	—		1,165

138 Longmeadow Street Longmeadow, Massachusetts 01106	Leased	2004	2019	(3)	7

Insurance Agency Properties:

136-140 Elm Street Westfield, Massachusetts 01085	Leased	2004	2010	(8)	101

138 Longmeadow Street Longmeadow, Massachusetts 01106	Leased	2004	2019	(3)	0

Other Properties:

2-16 Central Street (4) (5) Westfield, Massachusetts 01085	Owned	1990	—		—

119 Winsor Street (4) Ludlow, Massachusetts 01056	Owned	1997	—		402

127 North Elm Street (6) Westfield, Massachusetts 01085	Leased	1998	2008		1

98 Lower Westfield Road (7) Holyoke, Massachusetts 01040	Leased	2000	2010		—

475 Southampton Road (6) Westfield, MA 01085	Leased	2003	2008	(8)	—

577 Western Avenue (9) Westfield, Massachusetts 01040	Licensed	2003	2008	(10)	—

Total					$8,728

(1)	The Company has an option to renew this lease for four additional five-year periods.
(2)	The Company has an option to renew this lease for two additional ten-year periods.
(3)	The Company has an option to renew this lease for two additional five-year periods.
(4)	The properties consist of vacant office space, which is currently being utilized for various bank operations.
(5)	Net book value of the property is included in the net book value for the Bank’s main office.
(6)	Consists of a stand-alone ATM located at a Dunkin’ Donuts establishment.
(7)	Consists of a stand-alone ATM located at the entrance to the Holyoke Mall.
(8)	The Company has an option to renew this lease for an additional five-year period.
(9)	Consists of a stand-alone ATM located at Westfield State College.
(10)	The Company has an option to renew this license for two additional five-year periods.

Item 3. Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

(a)	The Company’s common stock is listed on the American Stock Exchange (the “AMEX”) under the symbol “WRO.” The following table sets forth the high and low closing prices of the common stock for the past two years, as reported by AMEX, and the dividends paid. For information relating to restrictions on the Company’s declaration of dividends, see “Item I. Business – Regulation and Supervision.”

	Dividend	High	Low
2004
First Quarter	$0.1900	$39.50	$34.19
Second Quarter	$0.1975	$36.90	$27.90
Third Quarter	$0.2000	$40.10	$33.75
Fourth Quarter	$0.2025	$38.85	$32.75

2003
First Quarter	$0.1500	$22.40	$21.01
Second Quarter	$0.1550	$29.51	$21.10
Third Quarter	$0.1700	$29.00	$25.45
Fourth Quarter	$0.1725	$40.00	$28.00

(b)	As of March 6, 2005, the Company had approximately 1,539 holders of record of the Company’s common stock.

(c)	The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2004	300	$39.04	300	8,527
November 1 - 30, 2004 (2)	10,657	36.05	—	8,527
December 1 - 31, 2004	—	—	—	8,527
Total	10,957	$36.13	300	NA

(1)	The Company has purchased all shares in open market purchases pursuant to a repurchase plan announced on November 2, 2001. In accordance with this plan, the Company was authorized to purchase up to 373,952 shares, from time to time, subject to market conditions. This plan will continue until it is completed or terminated by the Board of Directors. No repurchase plans expired during the three months ended December 31, 2004. The Company has no repurchase plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

(2)	The Company purchased 10,657 shares from certain participants in the Company’s stock-based compensation plan. These shares were sold by the participants in the plan to satisfy the tax liability associated with the vesting of applicable awards in October 2004. The Company acquired the stock at fair market value based upon the last trade on October 27, 2004.

(d)	The following table sets forth information, as of December 31, 2004, about Company common stock that may be issued upon exercise of options under the Woronoco Bancorp, Inc. 1999 Stock-Based Incentive Plan, the Woronoco Bancorp, Inc. 2001 stock option plan and the Woronoco Bancorp, Inc. 2004 Equity Compensation Plan. The Company’s stockholders approved each of the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	327,618	$18.57	24,410
Equity compensation plans not approved by security holders	—	—	—
Total	327,618	$18.57	24,410

Item 6. Selected Financial Data.

We have derived the following selected consolidated financial and other data of the Company in part from our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	At December 31,
	2004		2003	2002	2001	2000
	(In Thousands)
Selected Financial Data:
Total assets	$918,295		$796,052	$705,636	$668,006	$642,460
Cash and cash equivalents	22,805		26,294	27,801	27,209	25,368
Loans, net	610,963		497,962	470,224	427,409	391,286
Loans held for sale	—		—	—	—	14,313
Trading securities	—		—	16,284	—	—
Other debt securities available-for-sale	59,485		50,082	72,623	45,377	18,191
Mortgage-backed securities available-for-sale	177,142		178,065	82,573	113,895	143,563
Equity securities available-for-sale	5,423		5,229	110	16,436	14,979
Deposits	477,855		419,473	370,650	336,060	325,255
Short-term borrowings	140,554		42,466	56,235	44,041	136,031
Long-term debt	212,528		248,598	197,000	205,000	105,000
Total stockholders’ equity	81,411		78,743	74,410	69,849	70,759
Other real estate owned, net	—		—	—	—	61
Nonperforming assets and troubled debt restructurings	532		417	1,106	556	322

	For the Years Ended December 31,
	2004		2003	2002	2001	2000
	(In Thousands)
Selected Operating Data:
Interest and dividend income	$40,772		$39,304	$41,650	$42,315	$40,406
Interest expense	19,784		19,245	20,760	23,320	23,809

Net interest and dividend income	20,988		20,059	20,890	18,995	16,597
Provision for loan losses	373		173	502	195	300

Net interest income after provision for loan losses	20,615		19,886	20,388	18,800	16,297
Non-interest income	6,283		6,903	3,342	4,172	4,268
Non-interest expenses	23,203	(1)	17,947	17,057	16,260	14,375

Income before provision for income taxes and cumulative effect of change in accounting principle	3,695		8,842	6,673	6,712	6,190
Provision for income taxes	1,112	(2)	2,555	1,751	2,303	2,106

Income before cumulative effect of change in accounting principle	2,583		6,287	4,922	4,409	4,084
Cumulative effect of change in accounting for derivative instruments, net of tax benefit of $92	—		—	—	(161)	—

Net income	$2,583		$6,287	$4,922	$4,248	$4,084

(1)	Includes the impact of merger-related charges totaling $4.0 million.

(2)	Includes the impact of a $1.3 million tax benefit recognized in connection with merger-related charges totaling $4.0 million.

	At or For the Years Ended December 31,
	2004		2003		2002		2001	2000
Selected Operating Ratios and Other Data:
Performance Ratios:
Average tax equivalent yield on interest-earning assets	5.08%		5.59%		6.39%		7.00%	7.39%
Average rate paid on interest-bearing liabilities	2.67%		2.96%		3.46%		4.26%	4.87%
Average tax equivalent interest rate spread	2.41%		2.63%		2.93%		2.74%	2.52%
Tax equivalent net interest margin	2.65%		2.90	%(3)	3.25%		3.14%	3.04%
Ratio of interest-earning assets to interest-bearing liabilities	109.81%		109.97%		109.78%		110.48%	111.94%
Net interest income after provision for loan losses to non-interest expenses	88.85	%(1)	110.80%		119.53%		115.62%	113.37%
Non-interest expenses as a percent of average assets	2.71	%(1)	2.37%		2.44%		2.54%	2.48%
Return on average assets	0.30	%(2)	0.85	%(4)	0.70%		0.66%	0.70%
Return on average equity	3.21	%(2)	8.43	%(4)	6.78%		5.94%	5.49%
Ratio of average equity to average assets	9.39%		10.07%		10.37%		11.17%	12.83%
Efficiency ratio (5)	84.29	%(1)	70.02	%(3)	70.96	%(6)	73.68%	73.76%
Dividend payout ratio	109.72%		36.58%		31.71%		26.32%	24.56%
Regulatory Capital Ratios:
Leverage capital	8.41%		9.33%		9.64%		10.17%	10.81%
Total risk-based capital	14.36%		15.86%		15.77%		15.39%	17.74%

Asset Quality Ratios:
Nonperforming loans and troubled debt restructurings as a percent of total loans	0.08%		0.08%		0.23%		0.13%	0.07%
Nonperforming assets and troubled debt restructurings as a percent of total assets	0.06%		0.05%		0.16%		0.08%	0.05%
Allowance for loan losses as a percent of total loans	0.59%		0.65%		0.67%		0.63%	0.66%
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	783.48%		786.57%		285.35%		485.79%	992.34%
Net loans charged-off to average interest- earning loans	0.00%		0.01%		0.01%		0.02%	0.01%
Other Data:
Dividends declared per share	$0.7900		$0.6475		$0.4700		$0.3175	$0.2250
Banking offices at end of period	10		9		10		12	11

(1)	Includes the impact of merger-related charges totaling $4.0 million.
(2)	Includes the impact of merger-related charges totaling $4.0 million and the associated tax benefit of $1.3 million.
(3)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(4)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000 and the related tax benefit of $57,000.
(5)	The efficiency ratio represents the ratio of non-interest expenses divided by the sum of tax equivalent net interest income and non-interest income. This ratio excludes gains (losses) on trading activities, investment securities, property, loans and other, net.
(6)	Excludes the effect of the $644,000 pension termination gain.

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

Merger Agreement

In December 2004, the Company announced a definitive agreement to merge with Berkshire Hills Bancorp, Inc. (the “merger agreement”), a Delaware corporation and the holding company for Berkshire Bank. Berkshire Bank is headquartered in Pittsfield, Massachusetts, with 11 branch offices serving communities throughout Berkshire County, and a representative office and one branch in New York. At December 31, 2004, Berkshire Hills Bancorp had total assets of $1.3 billion.

The acquisition will be accounted for using the purchase method of accounting. Subject to regulatory and stockholder approval, stockholders of Woronoco Bancorp will have the right to elect to receive either $36.00 in cash or one share of Berkshire Hills Bancorp common stock in exchange for each share of Woronoco Bancorp common stock held by them, subject to pro-ration so that 75 percent of the outstanding Woronoco Bancorp common shares are converted into Berkshire Hills Bancorp common stock in the merger and the balance are converted into the cash consideration. The merger is expected to close during the second quarter of 2005, and is subject to the approval of Woronoco Bancorp, Inc. and Berkshire Hills Bancorp, Inc. shareholders and bank regulatory authorities.

In connection with the merger agreement. Cornelius D. Mahoney, Chairman, President and Chief Executive Officer of Woronoco Bancorp; Debra L. Murphy, Executive Vice President and Chief Financial Officer of Woronoco Bancorp; and Agostino J. Calheno, Executive Vice President of Woronoco Bancorp, each entered into a letter agreement with Woronoco Bancorp and Woronoco Savings Bank under which each person’s employment agreement was terminated in exchange for the right to receive certain cash payments. In accordance with the agreements, Mr. Mahoney, Ms. Murphy and Mr. Calheno received a payment of $2,000,000, $500,000 and $500,000, respectively, in December 2004 and are due an additional amount of up to $2,329,000, $1,294,000 and $1,276,000, respectively, shortly after the effective time of the merger. The letter agreements also provide that following each executive’s termination of employment, the Company will provide continued medical and dental benefits for a period of three years, or if those benefits are not available, a cash payment equal to their estimated cost. The letter agreements limit all payments and benefits to the executive (whether under the letter agreement or otherwise) so that no such payments or benefits will be non-deductible under Section 280G of the Internal Revenue Code. In addition to the 2004 payments totaling $3,000,000, the Company recorded $94,000 of related benefits and professional services costs aggregating $905,000.

Mr. Mahoney, Ms. Murphy, and Mr. Calheno also entered into a restrictive covenant agreement with Berkshire Hills Bancorp under which each person agreed not to compete with Berkshire Hills Bancorp, solicit the customers or employees of Berkshire Hills Bancorp or disclose or otherwise use any confidential information of Berkshire Hills Bancorp. In exchange for each executive’s continued compliance with these covenants, each of Mr. Mahoney, Ms. Murphy and Mr. Calheno will be entitled to receive payments of $1,400,000, $675,000 and $675,000, respectively, over a period of three years following the closing date of the merger. The restrictive covenant agreements limit all payments and benefits to the executive (whether under the restrictive covenant agreement or otherwise) so that no such payments or benefits will be non-deductible under Section 280G of the Internal Revenue Code.

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

Management Strategy

The Company, through its wholly-owned community-oriented savings bank, offers a wide variety of financial products and services. The primary objectives of the Company’s strategic plan are to improve its profitability and enhance shareholder value while maintaining a strong capital position, sound asset quality and a reasonable level of interest rate and credit risk. To accomplish these objectives, the Company has sought to:

•	Provide superior service, competitive rates and attractive products to increase loan and deposit balances, including commercial accounts

•	Control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit

•	Originate high quality, multi-family and commercial real estate and commercial business loans which increase the yields earned on its overall loan portfolio, without incurring unnecessary risk

•	Expand its lending and deposit base through the establishment and/or expansion of full-service banking offices

•	Control interest rate risk by selectively utilizing off-balance sheet hedging transactions such as interest rate swaps, caps and floors and by selling longer-term fixed-rate one- to four- family mortgages in the secondary market

•	Implement various capital management strategies, particularly dividends and stock repurchases, to enhance stockholder value

•	Explore opportunities to expand its existing fee-based businesses and to diversify its product lines to include a full range of products and services in order to become less dependent upon net interest income

•	Examine opportunities to leverage the potential capabilities of the internet and other technologies, including internet banking

As part of the Company’s continuing efforts to improve its community banking franchise and enhance shareholder value, the Company’s board of directors and its senior management have regularly reviewed the Company’s strategic alternatives and have continually assessed various opportunities, including continuing as an independent institution, growing internally and through branch acquisitions or acquiring and/or affiliating with other financial institutions.

The Company continued to focus on these key strategies in 2004. In the fourth quarter, the Company announced the establishment of a full service branch in Longmeadow, Massachusetts. The financial center accommodates residential mortgage and commercial loan personnel, as well as offices for the investment services staff and Woronoco Insurance Group, Inc. In addition, the Company announced the opening of a new expanded facility in Feeding Hills, Massachusetts. The new branch allows representatives of the Bank’s insurance subsidiary, investment division, residential mortgage and commercial lending staff to meet with customers. The Company will continue to evaluate opportunities to establish and/or expand full-service facilities in attractive locations.

The Company sold approximately $14.1 million of long-term fixed rate residential mortgages during 2004, resulting in a net gain of $294,000. The Company continues to experience a significant amount of refinancing volume, particularly in lower coupon fixed-rate products. These sales will help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term fixed rate mortgages in 2005.

In an effort to enhance shareholder value, the Company continues with its current capital management strategies, which include a share repurchase program and the payment of cash dividends. In November 2001, the Company announced its sixth repurchase plan, under which up to 10% of the remaining shares outstanding, or approximately 374,000 shares, will be purchased in open market purchases from time to time, subject to market conditions. Through December 31, 2004, the Company has acquired approximately 365,425 shares at an average cost of $22.79. In January 2005, the Company announced a dividend of $0.2025 per share, payable on March 4, 2005 to stockholders of record as of February 10, 2005.

The Company continues to demonstrate success in growing its non-interest income base while reducing its dependence on net interest income. In 2004, non-interest income, excluding gains on sales of loans, was 22.2% of total income. In 2003, non-interest income as a percentage of total income was 19.5%, excluding the impact of net gains on sales of loans, securities and branches, net trading account gains and an FHLB prepayment penalty. These results reflect increased revenues from products and services associated with insurance and banking. Woronoco Insurance Group, Inc. continued to attract new customers in 2004 as a result of successful marketing and business development efforts. These efforts contributed to an increase of 18% in commission income. The Company also benefited from growth in banking fees as a result of increases in core deposit balances and transaction volumes and a larger mortgage servicing portfolio. The Company will continue to evaluate and implement opportunities to grow the non-interest income base.

The Company’s Internet banking products continue to attract new customers and exceed the Company’s expectations. As of December 31, 2004, in excess of 18% of the Company’s consumer and business checking account customers were using online banking to transfer funds, complete balance and transaction history inquiries and download financial information to financial management software. Approximately 50% of our online banking customers have also chosen to use the Online Link bill payment service. Several enhancements were introduced during the past two years including an online loan application process for residential mortgages, home equity loans and lines of credit, auto loans and other unsecured consumer loans as well as the ability to view images of cancelled checks and directly interface with financial management software. The Company also offers an Internet-based cash management product for business customers. The product enables businesses to transfer funds, initiate wire transfers and make payments through the Automated Clearing House (ACH).

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet. The following table sets forth information relating to the Company for the years ended December 31, 2004, 2003 and 2002. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from nonaccruing loans.

	For the Years Ended December 31,
	2004			2003					2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate		Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Investments:
Mortgage-backed securities	$176,886	$7,745	4.38%	$152,484	$7,043	(2)	4.62	%(2)	$99,271	$6,432	6.48%
U.S. Government and agency securities	5,277	241	4.57%	10,493	417		3.97%		26,751	958	3.58%
Equity securities	43,992	2,140	4.86%	36,339	1,949		5.36%		50,796	3,047	6.00%
State and municipal securities (3)	24,284	1,614	6.65%	22,056	1,479		6.71%		20,974	1,486	7.08%
Trading securities	—	—	—	7,896	476		6.03%		—	—	—
Loans: (4)
Residential real estate loans	387,640	19,825	5.11%	306,350	18,251		5.96%		290,519	19,258	6.63%
Commercial real estate loans	67,159	4,404	6.56%	68,836	4,697		6.82%		54,359	4,153	7.64%
Consumer loans	90,041	4,446	4.94%	90,686	4,855		5.35%		96,496	5,877	6.09%
Commercial loans	15,689	859	5.48%	12,978	775		5.97%		11,086	753	6.79%

Loans, net	560,529	29,534	5.27%	478,850	28,578		5.97%		452,460	30,041	6.64%
Other	2,728	47	1.72%	7,375	62		0.84%		9,034	191	2.11%

Total interest-earning assets	813,696	41,321	5.08%	715,493	40,004		5.59%		659,286	42,155	6.39%

Noninterest-earning assets	42,396			41,656					40,279

Total assets	$856,092			$757,149					$699,565

Interest-bearing liabilities:
Deposits:
Money market accounts	$68,855	$827	1.20%	$57,022	$697		1.22%		$40,408	$807	2.00%
Savings accounts (5)	87,420	488	0.56%	82,466	619		0.75%		77,438	938	1.21%
NOW accounts	60,060	237	0.39%	62,690	362		0.58%		64,997	710	1.09%
Certificates of deposit (6)	200,061	5,240	2.62%	174,079	5,014		2.88%		163,444	5,678	3.47%

Total interest-bearing deposits	416,396	6,792	1.63%	376,257	6,692		1.78%		346,287	8,133	2.35%
Borrowings	324,611	12,992	4.00%	274,361	12,553		4.58%		254,291	12,627	4.97%

Total interest-bearing liabilities	741,007	19,784	2.67%	650,618	19,245		2.96%		600,578	20,760	3.46%

Demand deposits	30,013			25,458					21,649
Other noninterest-bearing liabilities	4,723			4,804					4,780

Total liabilities	775,743			680,880					627,007
Total stockholders’ equity	80,349			76,269					72,558

Total liabilities and stockholders’ equity	$856,092			$757,149					$699,565

Net interest-earning assets	$72,689			$64,875					$58,708

Tax equivalent net interest income/ interest rate spread (7)		21,537	2.41%		20,759	(2)	2.63	%(2)		21,395	2.93%

Tax equivalent net interest margin as a percentage of interest-earning assets (8)			2.65%				2.90	%(2)			3.25%

Ratio of interest earning assets to interest-bearing liabilities			109.81%				109.97%				109.78%

Less: tax equivalent adjustment (3)		(549)			(503)					(505)

Net interest income as reported on income statement		$20,988			$20,256	(2)				$20,890

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	Excludes effect of negative adjustment to mortgage-backed securities interest income of $197,000.
(3)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.
(4)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(5)	Savings accounts include mortgagors’ escrow deposits.
(6)	Certificates of deposit include brokered deposits.
(7)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(8)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2004 Compared to December 31, 2003			Year Ended December 31, 2003 Compared to December 31, 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Interest-earning assets:
Mortgage-backed securities	$1,082	$(380)	$702	$2,803	$(2,192)	$611
U.S. Government and agency securities	(231)	55	(176)	(636)	95	(541)
Equity securities	384	(193)	191	(800)	(298)	(1,098)
State and municipal securities	148	(13)	135	75	(82)	(7)
Trading securities	(238)	(238)	(476)	476	—	476
Loans:
Residential real estate loans	4,396	(2,822)	1,574	1,012	(2,019)	(1,007)
Commercial real estate loans	(112)	(181)	(293)	1,022	(478)	544
Consumer loans	(35)	(374)	(409)	(340)	(682)	(1,022)
Commercial loans	154	(70)	84	121	(99)	22

Total loans	4,403	(3,447)	956	1,815	(3,278)	(1,463)
Other	(55)	40	(15)	(30)	(99)	(129)

Total interest-earning assets	$5,493	$(4,176)	$1,317	$3,703	$(5,854)	$(2,151)

Interest-bearing liabilities:
Deposits:
Money market accounts	$142	$(12)	$130	$266	$(376)	$(110)
Savings accounts (1)	35	(166)	(131)	58	(377)	(319)
NOW accounts	(14)	(111)	(125)	(24)	(324)	(348)
Certificates of deposit (2)	706	(480)	226	352	(1,016)	(664)

Total interest-bearing deposits	869	(769)	100	652	(2,093)	(1,441)
Borrowings	2,159	(1,720)	439	971	(1,045)	(74)

Total interest-bearing liabilities	3,028	(2,489)	539	1,623	(3,138)	(1,515)

(Decrease) increase in net interest income	$2,465	$(1,687)	$778	$2,080	$(2,716)	$(636)

(1)	Includes interest on mortgagors’ escrow deposits.

(2)	Includes interest on brokered deposits.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

Total assets rose $122.2 million, or 15.4%, to $918.3 million at December 31, 2004, from $796.1 million at December 31, 2003. The growth in assets was primarily attributable to growth in net loans. Net loans increased by $113.0 million, or 22.7%, to $611.0 million at December 31, 2004, from $498.0 million at December 31, 2003, primarily reflecting origination volume totaling $149.5 million and purchases of $129.9 million in adjustable-rate, one-to four-family residential mortgages. The Company’s level of loan closings was strong as a result of several factors including sales activities, a strong housing market, a stable local economy and a historically low interest rate environment. Management believes the loan purchases will enhance net interest income as a result of positive interest rate spreads and will position the balance sheet for expected future interest rate increases. These factors were somewhat mitigated by prepayments and normal amortization totaling $152.1 million due primarily to the lower interest rate environment and the sale of $14.1 million of longer-term, fixed rate, one-to four-family residential loans. The loan sales should help reduce the Company’s exposure to interest rate risk while improving liquidity. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed rate mortgages in 2005.

Asset growth was funded primarily with deposits and FHLB advances. Total deposits grew $58.4 million, or 13.9%, to $477.9 million at December 31, 2004 compared to $419.5 million at December 31, 2003 reflecting increases in core deposits and brokered deposits, somewhat offset by lower certificates of deposit balances. Core deposits, excluding certificates of deposit and brokered deposits, rose $25.3 million, or 10.9%, to $258.2 million at December 31, 2004 from $232.9 million at December 31, 2003. The growth in core deposits was mainly attributable to the success of several strategies designed to attract and retain customers, including the active promotion of several relationship banking packages. Brokered deposits, which the Company utilizes from time to time as an alternative funding source and to reduce dependence on FHLB advances when the interest rates on the brokered deposits are competitive compared to other funding vehicles, totaled $95.1 million at December 31, 2004, an increase of $42.9 million from December 31, 2003. FHLB advances increased $63.2 million, or 22.5%, to $343.8 million at December 31, 2004 from $280.6 million at December 31, 2003.

Total stockholders’ equity increased $2.7 million, or 3.4%, to $81.4 million at December 31, 2004 from $78.7 million at December 31, 2003 reflecting net income of $2.6 million, a reduction of $2.1 million in unearned compensation resulting from continued vesting in stock benefit plans, treasury share reissuances totaling $3.0 million in connection with the exercise of stock options and tax benefit adjustments in the amount of $2.5 million related to the vesting of stock awards and stock option exercises. These items were offset by cash dividends of $2.7 million, the repurchase of 54,387 shares of stock at a cost of $1.9 million, shares purchased in connection with the Company’s 2004 equity compensation plan at an aggregate cost of $1.9 million and a decrease of $836,000 in net unrealized gains on securities available for sale.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

General. For the year ended December 31, 2004, the Company reported net income of $2.6 million, or $0.72 per diluted share, compared to net income of $6.3 million, or $1.77 per diluted share, for the year ended December 31, 2003. The 2004 results included merger-related expenses totaling $4.0 million, net gains of $294,000 from loan sales and the associated net tax benefit of $1.2 million. In 2003, the Company recognized net gains of $1.2 million from loan sales, $608,000 from trading activities, $580,000 from security sales and $183,000 from the sale of a supermarket branch, a $539,000 penalty for the prepayment of certain FHLB advances and the related net tax expense of $759,000. Several factors influenced the 2004 financial results including growth in average loans, investment securities and lower-costing core deposits and expansion in fee income and insurance commissions, somewhat offset by net interest margin compression and higher provision for loan losses and non-interest expenses.

Net Interest Income. Net interest income, on a tax equivalent basis, totaled $21.5 million for the year ended December 31, 2004, an increase of $778,000, or 3.7%, from $20.8 million for the same period in 2003 reflecting growth in average earning assets of $98.2 million, or 13.7%, partially offset by contraction in net interest margin. Net interest margin, on a tax equivalent basis, declined 25 basis points to 2.65% for the year ended December 31, 2004 from 2.90% for the same period in 2003 primarily attributable to a decrease in the tax equivalent yield on interest-earning assets, somewhat offset by lower rates paid on deposits and FHLB advances and an increase in lower cost core deposits.

Interest and Dividend Income. Interest and dividend income, on a tax equivalent basis, increased $1.3 million, or 3.3%, to $41.3 million for the year ended December 31, 2004 from $40.0 million in 2003 largely reflecting growth in average interest-earning assets, somewhat mitigated by a lower tax equivalent yield on interest-earning assets. Average interest-earning assets totaled $813.7 million for the year ended December 31, 2004 compared to $715.5 million for the same period last year, representing an increase of $98.2 million, or 13.7%. Average loans increased $81.7 million, or 17.1%, primarily due to strong origination and refinancing volume and purchases of one-to four-family adjustable-rate mortgages, somewhat mitigated by amortization and prepayments of existing loans and sales of longer-term, fixed-rate residential mortgages. Average mortgage-backed securities rose $24.4 million, or

16.0%, mainly attributable to additional purchases, somewhat offset by principal payments. Average equity securities expanded $7.7 million, or 21.1%, principally reflecting purchases of FHLB stock and mutual funds. Average U.S. Government and agency securities balances fell $5.2 million as a result of sales in 2003. The reduction of $7.9 million in average trading securities reflects the liquidation of the portfolio during 2003 as a result of favorable market conditions. The tax equivalent yield on interest-earning assets declined 51 basis points to 5.08% for the year ended December 31, 2004, largely attributable to lower market rates of interest. The lower interest rate environment led to significant levels of loan prepayments and refinancings as well as accelerated cash flows and premium amortization in the existing mortgage-backed securities portfolio. The proceeds from these activities were used to support loan growth and to purchase investment securities at lower yields. In addition, a portion of the Company’s existing interest-sensitive assets repriced to reduced rates.

Interest Expense. Total interest expense increased $539,000, or 2.8%, to $19.8 million for the year ended December 31, 2004 from $19.2 million in 2003 resulting primarily from growth in average interest-bearing liabilities, offset to some extent by lower rates paid on interest-bearing liabilities. Interest-bearing liabilities totaled $741.0 million for the year ended December 31, 2004, representing an increase of $90.4 million, or 13.9%, from $650.6 million for the same period in 2003 due to an increase in core interest-bearing deposits, which exclude retail and brokered certificates of deposit, and borrowings. Average core interest-bearing deposits grew $14.2 million, or 7.0%, to $216.3 million for the year ended December 31, 2004, primarily attributable to increased balances in relationship banking accounts, promotional activities, attractive products and competitive pricing. Average certificates of deposit balances rose $26.0 million, or 14.9%, to $200.1 million for the year ended December 31, 2004 due in large part to the issuance of additional brokered deposits in 2004 to support balance sheet expansion. Average borrowings increased $50.3 million, or 18.3%, to $324.6 million for the year ended December 31, 2004 resulting from an increase in FHLB advances to fund asset growth and higher sweep account balances associated with a new customer relationship. The rate paid on interest-bearing liabilities declined 29 basis points to 2.67% for the year ended December 31, 2004 from 2.96% in 2003, reflecting the lower interest rate environment, which led to reduced rates paid for new interest-bearing liabilities as well as the repricing of certain deposits and FHLB advances, mitigated to some extent by higher rates paid on certain products associated with relationship banking packages.

Provision for Loan Losses. The Company’s provision for loan losses increased by $200,000 to $373,000 for the year ended December 31, 2004 from $173,000 for the same period in 2003. The primary factors contributing to the higher provision in 2004 include purchases of adjustable-rate residential loans totaling $129.9 million in 2004 compared to $34.0 million in 2003, a large reduction in loan sales from $40.2 million in 2003 to $14.1 million in 2004 and an increase of $49,000 in non-performing loans in 2004 compared to a decrease of $689,000 in 2003. These items were somewhat offset by a reduction in net charge-offs from $49,000 for the year ended December 31, 2003 compared to $2,000 in 2004.

Non-interest Income. Total non-interest income declined $620,000, or 9.0%, to $6.3 million for the year ended December 31, 2004 compared to $6.9 million for the same period in 2003. The 2004 results included gains from loan sales totaling $294,000. In 2003, the Company recognized net gains of $1.2 million from loan sales, $608,000 from trading activities, $580,000 from security sales and $183,000 from the sale of a supermarket branch as well as a $539,000 penalty for the prepayment of certain FHLB advances. Fee income increased $663,000, or 18.4%, to $4.3 million for the year ended December 31, 2004 from $3.6 million for the comparable period in 2003 reflecting expansion in core deposit balances and transaction volume and a larger mortgage servicing portfolio. Insurance commissions totaled $1.5 million for the year ended December 31, 2004 compared to $1.3 million in the same period last year, an increase of $223,000, or 17.8%, mainly resulting from new customers gained as a result of successful business development efforts. Other income totaled $251,000 for the year ended December 31, 2004 compared to $19,000 in 2003 due in large part to revenue recognized in 2004 in connection with rental property and bank-owned life insurance. Gain on sales of loans declined $906,000 to $294,000 for the year ended December 31, 2004 compared to $1.2 million for the same period in 2003 reflecting a large reduction in loan sales from $40.2 million in 2003 to $14.1 million in 2004. In 2003, the Company realized net trading gains of $608,000 related to sales of certain securities.

Non-interest Expenses. Non-interest expenses rose $5.3 million, or 29.3%, to $23.2 million for the year ended December 31, 2004 largely reflecting merger-related charges of $4.0 million and growth in salaries and benefits, offset to some extent by lower professional services costs. Merger-related charges included executive severance payments totaling $3.0 million in connection with the termination of employment agreements, payroll taxes of $94,000 related to the executive severance payments and professional services costs aggregating $905,000. Salaries and benefits increased $1.6 million, or 15.7%, to $11.5 million in 2004 mainly as a result of additional staffing costs for new full-service branches in Chicopee and Longmeadow, increased benefit costs associated with the Company’s higher stock price in 2004 compared to 2003, the new equity compensation plan approved in 2004 and standard wage increases. Professional services expenses declined $269,000, or 19.1%, to $1.1 million for the year ended December 31, 2004 largely resulting from consulting costs incurred in 2003 in connection with employee benefit plans, an information technology audit and a new deposit service initiated in 2003.

Income Taxes. The Company’s income tax expense decreased $1.4 million to $1.1 million for the year ended December 31, 2004 compared to $2.6 million in 2003 mainly attributable to lower pretax income, partially offset by an increase in the effective tax rate. The Company’s effective tax rate rose to 30.1% in 2004 compared to 28.9% in 2003, primarily resulting from non-deductible merger-related expenses incurred in 2004 and a lower dividends-received exclusion, mitigated to some extent by a higher benefit for tax-exempt securities.

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

The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of other types of loans, purchases of one-to four-family ARM loans and investments in mortgage-backed, debt and equity securities. During the years ended December 31, 2004, 2003 and 2002, the Company’s loan originations totaled $149.5 million, $192.1 million and $199.2 million, respectively. The Company purchased one-to four-family ARM loans totaling $129.9 million and $34.0 million during the years ended December 31, 2004 and 2003, respectively. The Company did not purchase loans in 2002. At December 31, 2004, 2003 and

2002, the Company’s investments in mortgage-backed, other debt and equity securities totaled $242.1 million, $233.4 million and $155.3 million, respectively. The Company had no investments in trading securities at December 31, 2004 and 2003 while at December 31, 2002, it held trading securities totaling $16.3 million.

These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth, the utilization of FHLB advances and proceeds from loan sales. The Company experienced net increases in total deposits during the years ended December 31, 2004, 2003 and 2002 of $58.4 million, $48.8 million and $34.6 million, respectively. For the years ended December 31, 2004, 2003 and 2002, the increase in deposits includes the Company’s net issuance of brokered deposits totaling $42.9 million, $9.8 million and $12.9 million, respectively. The deposit balances in 2003 were also affected by the sale of $4.3 million in deposits in connection with the sale of a supermarket branch. In 2002 the Company sold $8.9 million in deposits in connection with the sale of two supermarket branches. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, it has additional FHLB borrowing capacity of $114.3 million at December 31, 2004. At December 31, 2004, the Company had $343.8 million of outstanding FHLB borrowings.

During the years ended December 31, 2004, 2003 and 2002, the Company sold $14.1 million, $40.2 million and $30.4 million of residential mortgages, respectively. The Company normally originates fixed and adjustable rate loans for its portfolio. However, an analysis of the Company’s interest rate profile and the low rates at which these loans were originated led management to determine that these particular assets should be sold and the proceeds redeployed. The sale of these loans reduced the amount of high quality collateral available to be pledged as security for borrowings in the secondary market. The Company will continue to evaluate the sale of additional longer-term, lower coupon, fixed-rate residential mortgages in 2005.

Outstanding commitments for all loans totaled $15.0 million at December 31, 2004. At December 31, 2004, the Company also had $88.8 million of unadvanced funds on lines of credit and $20.0 million of commitments to purchase one- to four-family ARM loans. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less from December 31, 2004 totaled $94.3 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

At December 31, 2004, the Bank exceeded all of the regulatory capital requirements to be considered adequately capitalized, with a Tier 1 risk-based capital level of $67.5 million, or 7.54% of adjusted average assets, which is above the required level of $35.8 million, or 4.00%, and total risk-based capital of $71.2 million, or 12.96% of adjusted assets, which is above the required level of $44.0 million, or 8.00%.

Off-Balance Sheet Arrangements

The information relating to Off-Balance Sheet Arrangements, specifically standby letters of credit, is incorporated herein by reference to Note 11 “Off-Balance Sheet Activities” in the Notes to the Consolidated Financial Statements.

Payments Due Under Contractual Obligations

The following table sets forth information relating to the Company’s payments due under contractual obligations at December 31, 2004 (in thousands).

	Payments due by period
	Total	< 1 yr	1-3 yrs	3-5 yrs	> 5 yrs
Long-term debt (1)	$288,528	$83,869	$75,228	$39,212	$90,219
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	9,635	560	1,099	1,071	6,905
Purchase obligations (3)	20,000	20,000	—	—	—
Other long-term liabilities reflected on the company’s balance sheet under GAAP	—	—	—	—	—

Total	$318,163	$104,429	$76,327	$40,283	$97,124

(1)	Consists of FHLB advances with an original maturity of greater than one year. Certain advances are callable in 2005 and 2006 at the option of the FHLB.

(2)	Includes lease payments associated with certain branch and ATM facilities. The Company has the right to extend the periods of certain agreements.

(3)	Reflects commitments to purchase ARM loans. These commitments expire in January 2005.

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

Impact of New Accounting Standards

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on the Company’s financial position or results of operations.

On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). Information pertaining to the potential impact of this Statement on the Company’s financial statements is incorporated herein by reference to Note 1 “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

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

The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company. Rising interest rates could cause the cost of liabilities to rise faster than the yield on assets. Conversely, the Company’s interest rate spread and margin could be negatively affected in a declining interest rate environment if prepayments were to increase and the Company was to reinvest such proceeds at a lower rate. The Company’s spread and margin would also be negatively impacted if deposit interest rates did not decline commensurate with asset yields in such a declining interest rate environment. Similarly, spreads and margins would contract in a so-called flat- or inverse-yield curve environment, in which traditional spreads between short- and long-term interest rates were to be compressed or become negative.

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

On-balance sheet derivatives and hedging instruments

The Company recognizes derivatives as assets or liabilities on the balance sheet at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company utilizes various derivative instruments for asset/liability management and other purposes. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

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

At December 31, 2004 and 2003, the information (dollars in thousands) pertaining to the outstanding interest rate swap agreement used to hedge variable rate loans was as follows:

	Years Ended December 31,
	2004	2003
Notional amount	$5,000	$5,000
Pay rate (based upon the prime rate)	5.00%	4.00%
Receive rate	7.64%	7.64%
Maturity in years	2.3	3.3
Unrealized gain relating to interest rate swap	$167	$340

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

At December 31, 2004 and 2003, the information (dollars in thousands) pertaining to the outstanding interest rate swap agreements used to hedge a portfolio of brokered certificates of deposit was as follows:

	December 31,
	2004	2003
Notional amount	$20,000	$20,000
Weighted average pay rate	2.14%	1.16%
Weighted average receive rate	4.13%	4.25%
Weighted average maturity in years	9.1	8.6
Unrealized loss relating to interest rate swaps	$(351)	$(286)

These agreements provide for the Company to make payments of a variable rate determined by a specified index (three- or six-month LIBOR) in exchange for receiving payments at a fixed rate.

A $10 million swap outstanding at December 31, 2003 was called in 2004. All swaps outstanding at December 31, 2004 are callable by the counter party to the agreement in April 2005 and semi-annually thereafter.

Income simulation analysis. The Company uses income simulation modeling in order to analyze its interest rate risk under various scenarios. The income simulation model is designed to measure the performance of the Company’s net interest income based upon potential changes in interest rates over a select period of time. The model consists of current data related to cash flow characteristics, repricing opportunities, maturities and current rates for all interest-earning assets and interest-bearing liabilities. In addition, management makes certain assumptions associated with prepayment speeds, maturities for non-certificate deposits, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The model does not include assumptions about future changes to the structure of the balance sheet or actions the Company may take to mitigate projected risks. The income simulation model is produced for several interest rate environments including a flat rate scenario (i.e. no change in current interest rates) over a twelve month period. A second and third model is produced in which a gradual increase of 200 basis points and a decrease of 100 basis points occur over a twelve month period. Other models are produced, as appropriate, to simulate the flattening or steepening of the yield curve. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The resultant changes in net interest income are then measured against the flat rate scenario. At December 31, 2004 the model projects net interest income expansion of 0.80% in the down 100 basis points scenario for the next twelve months. In comparison, the model projected a reduction of 0.96% at December 31, 2003. In an up 200 basis points environment, the model forecasts net interest income contraction of 5.28% and 1.81%, respectively, at December 31, 2004 and 2003. The variability calculated in these models is well within the guidelines established by the Company’s interest rate risk policy.

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

Gap analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2004, the Company’s one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, as a percentage of total assets, was negative 10.74% compared to positive 6.84% at December 31, 2003. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Accordingly, during a period of falling interest rates, an institution with a negative gap position would expect the downward repricing of its interest-bearing liabilities at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. Conversely, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets and negatively affect the growth of its net interest income.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “Gap Table”). The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments for selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. The mortgage-backed securities portfolio was assumed to prepay at a rate of between 9.34% and 39.48% annually. The stratification of savings deposits (including NOW, savings and money market accounts) is based on management’s philosophy of repricing core deposits in response to changes in the general interest rate environment. Prepayment rates can have a significant impact on the Company’s estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future loan prepayment activity.

	At December 31, 2004
	1 Year or Less		More than 1 Year to 2 Years		More than 2 Years to 3 Years		More than 3 Years to 4 Years		More than 4 Years to 5 Years		More than 5 Years		Total Amount	Fair Value (3)
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
	(Dollars in Thousands)
Interest-earning assets (1):
Mortgage-backed securities	$43,075	4.57%	$36,215	4.67%	$30,220	4.84%	$22,781	4.01%	$13,079	4.14%	$30,678	4.14%	$176,048	$177,142
Debt securities	129	5.10%	17,305	6.93%	4,101	6.37%	1,093	6.92%	3,762	7.96%	30,011	6.91%	56,401	59,485
Equity securities	—	—	—	—	—	—	—	—	—	—	5,304	2.37%	5,304	5,423
FHLB stock	17,339	3.50%	—	—	—	—	—	—	—	—	—	—	17,339	17,339
Loans, net	217,139	5.32%	88,508	5.07%	69,262	5.24%	58,755	4.99%	103,272	4.55%	74,027	5.90%	610,963	613,216
Other	5,944	1.94%	—	—	—	—	—	—	—	—	—	—	5,944	5,944

Total interest- earning assets	$283,626		$142,028		$103,583		$82,629		$120,113		$140,020		$871,999	$878,549

Interest-bearing liabilities:
Savings accounts	$6,175	0.50%	$—	—	$—	—	$—	—	$—	—	$80,360	0.62%	$86,535	$86,535
Money market accounts	78,108	1.37%	—	—	—	—	—	—	—	—	—	—	78,108	78,108
NOW accounts	8,735	1.04%	—	—	—	—	—	—	—	—	51,598	0.27%	60,333	60,333
Certificates of deposit	135,783	2.44%	34,339	2.79%	27,096	4.02%	9,858	4.25%	3,036	4.13%	9,516	4.00%	219,628	219,073
Borrowings	153,439	3.85%	28,081	3.79%	44,283	3.35%	18,779	2.86%	18,500	2.91%	90,000	4.90%	353,082	358,285

Total interest- bearing liabilities	$382,240		$62,420		$71,379		$28,637		$21,536		$231,474		$797,686	$802,334

Interest-rate sensitivity gap (2)	$(98,614)		$79,608		$32,204		$53,992		$98,577		$(91,454)		$74,313

Cumulative interest-rate sensitivity gap	$(98,614)		$(19,006)		$13,198		$67,190		$165,767		$74,313

Cumulative interest sensitivity gap as a percentage of total assets	(10.74%)		(2.07%)		1.44%		7.32%		18.05%		8.09%
Cumulative interest sensitivity gap as a percentage of total interest earning assets	(11.31%)		(2.18%)		1.51%		7.71%		19.01%		8.52%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	74.20%		95.73%		102.56%		112.34%		129.28%		109.32%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments and contractual maturities.
(2)	Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.
(3)	The fair values of securities available for sale, including mortgage-backed securities, are based on quoted market prices.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Woronoco Bancorp, Inc.

Westfield, Massachusetts

We have audited the consolidated balance sheets of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Woronoco Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Woronoco Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Woronoco Bancorp, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Woronoco Bancorp, Inc.’s internal control over financial reporting.

WOLF & COMPANY, P.C.

Boston, Massachusetts

March 3, 2005

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS

Cash and due from banks	$16,861	$18,110
Interest-bearing deposits	1,044	1,069
Federal funds sold	4,900	7,115

Cash and cash equivalents	22,805	26,294

Securities available for sale, at fair value	242,050	233,376
Federal Home Loan Bank stock, at cost	17,339	15,373
Loans, net of allowance for loan losses ($3,651 at
December 31, 2004 and $3,280 at December 31, 2003)	610,963	497,962
Premises and equipment, net	10,363	10,131
Accrued interest receivable	3,413	3,156
Goodwill and other intangible assets, net	3,221	1,835
Net deferred tax asset	72	—
Cash surrender value of life insurance	5,107	6,143
Other assets	2,962	1,782

	$918,295	$796,052

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$477,855	$419,473
Mortgagors’ escrow accounts	2,078	1,825
Short-term borrowings	140,554	42,466
Long-term debt	212,528	248,598
Net deferred tax liability	—	551
Accrued expenses and other liabilities	3,869	4,396

Total liabilities	836,884	717,309

Commitments and contingencies (notes 11 and 13)

Stockholders’ equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; 5,998,860 shares issued)	60	60
Additional paid-in capital	64,247	60,337
Unearned compensation	(3,657)	(3,087)
Retained earnings	47,123	48,365
Accumulated other comprehensive income	2,793	3,731
Treasury stock, at cost (2,165,151 shares at December 31, 2004 and 2,366,886 shares at December 31, 2003)	(29,155)	(30,663)

Total stockholders’ equity	81,411	78,743

Total liabilities and stockholders’ equity	$918,295	$796,052

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$29,534	$28,578	$30,041
Interest and dividends on securities:
Taxable interest	7,986	7,263	7,390
Tax exempt interest	1,065	976	981
Dividends	2,140	1,949	3,047
Trading account securities	—	476	—
Federal funds sold	18	47	136
Other	29	15	55

Total interest and dividend income	40,772	39,304	41,650

Interest expense:
Deposits	6,792	6,692	8,133
Short-term borrowings	924	2,004	678
Long-term debt	12,068	10,549	11,949

Total interest expense	19,784	19,245	20,760

Net interest and dividend income	20,988	20,059	20,890
Provision for loan losses	373	173	502

Net interest income, after provision for loan losses	20,615	19,886	20,388

Non-interest income:
Fee income	4,259	3,596	2,689
Insurance commissions	1,479	1,256	814
Gain (loss) on sales, disposition and impairment of securities, net	—	580	(136)
Net gain (loss) on trading account activities	—	608	(2,086)
Gain on sales of loans, net	294	1,200	1,198
Gain on sale of supermarket branches	—	183	815
Penalty for prepayment of FHLB advances	—	(539)	—
Miscellaneous	251	19	48

Total non-interest income	6,283	6,903	3,342

Non-interest expenses:
Salaries and employee benefits	11,450	9,899	9,159
Occupancy and equipment	2,179	2,067	2,235
Marketing	594	667	793
Professional services	1,139	1,408	1,067
Data processing	1,083	1,046	952
Merger-related	3,999	—	—
Other general and administrative	2,759	2,860	2,851

Total non-interest expenses	23,203	17,947	17,057

Income before income taxes	3,695	8,842	6,673
Provision for income taxes	1,112	2,555	1,751

Net income	$2,583	$6,287	$4,922

Earnings per share:
Basic	$0.76	$1.90	$1.48
Diluted	$0.72	$1.77	$1.38

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Shares Issuable Under Stock Awards Plan	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(In thousands, except share data)
Balance at December 31, 2001	$60	$58,294	$(4,834)	$—	$41,439	$1,497	$(26,607)	$69,849

Comprehensive income:
Net income	—	—	—	—	4,922	—	—	4,922
Net unrealized gain on securities available for sale, net of reclassification adjustment adjustment and tax effects	—	—	—	—	—	3,454	—	3,454
Net gain on derivative instruments	—	—	—	—	—	271	—	271

Total comprehensive income								8,647

Decrease in unearned compensation	—	422	883	—	—	—	—	1,305
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	304	—	—	—	—	—	304
Reissuance of treasury shares in connection with stock option exercises (67,455 shares)	—	—	—	—	(159)	—	833	674
Cash dividends paid ($0.47 per share)	—	—	—	—	(1,561)	—	—	(1,561)
Treasury stock purchased (237,054 shares)	—	—	—	—	—	—	(4,808)	(4,808)

Balance at December 31, 2002	60	59,020	(3,951)	—	44,641	5,222	(30,582)	74,410
Comprehensive income:
Net income	—	—	—	—	6,287	—	—	6,287
Net unrealized loss on securities available for sale, net of reclassification adjustment adjustment and tax effects	—	—	—	—	—	(1,421)	—	(1,421)
Net loss on derivative instruments	—	—	—	—	—	(70)	—	(70)

Total comprehensive income								4,796

Decrease in unearned compensation	—	705	864	—	—	—	—	1,569
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	598	—	—	—	—	—	598
Treasury stock reissued in connection with stock option exercises (144,046 shares)	—	14	—	—	(429)	—	1,835	1,420
Cash dividends paid ($0.65 per share)	—	—	—	—	(2,134)	—	—	(2,134)
Treasury stock purchased (79,741 shares)	—	—	—	—	—	—	(1,916)	(1,916)

Balance at December 31, 2003	60	60,337	(3,087)	—	48,365	3,731	(30,663)	78,743
Comprehensive income:
Net income	—	—	—	—	2,583	—	—	2,583
Net unrealized loss on securities available for sale, net of reclassification adjustment adjustment and tax effects	—	—	—	—	—	(836)	—	(836)
Net loss on derivative instruments	—	—	—	—	—	(102)	—	(102)

Total comprehensive income								1,645

Decrease in unearned compensation	—	1,079	990	—	—	—	—	2,069
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	2,451	—	—	—	—	—	2,451
Granting of stock awards in connection with
Company’s 2004 Equity Compensation Plan	—	—	(1,560)	1,560	—	—	—	—
Shares purchased in connection with the Company’s 2004 Equity Compensation Plan (50,000 shares)	—	—	—	(1,560)	(338)	—	—	(1,898)
Treasury stock reissued in connection with stock option exercises (256,122 shares)	—	380	—	—	(803)	—	3,416	2,993
Cash dividends paid ($0.79 per share)	—	—	—	—	(2,684)	—	—	(2,684)
Treasury stock purchased (54,387 shares)	—	—	—	—	—	—	(1,908)	(1,908)

Balance at December 31, 2004	$60	$64,247	$(3,657)	$—	$47,123	$2,793	$(29,155)	$81,411

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$2,583	$6,287	$4,922
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	373	173	502
Net amortization of investments	1,037	955	444
Depreciation and amortization	934	961	1,068
Amortization of other intangible assets	56	54	50
Amortization of mortgage servicing rights	196	192	67
Employee stock ownership plan expense	1,473	1,079	816
Stock-based incentive plan expense	596	490	489
Deferred tax (benefit) provision	(30)	888	(431)
(Gain) loss on sales, disposition and impairment of securities, net	—	(580)	136
Proceeds from sales of trading securities	—	16,892	—
Net (gain) loss on trading activities	—	(608)	2,086
Gain on sales of loans, net	(294)	(1,200)	(1,198)
Gain on sale of other real estate owned	(21)	—	—
Gain on sale of supermarket branches, net of expenses	—	(183)	(815)
Loans originated and held for sale	(14,111)	(40,224)	(30,385)
Proceeds from sale of loans held for sale	14,264	40,917	31,035
Changes in operating assets and liabilities:
Accrued interest receivable	(257)	229	(349)
Accrued expenses and other liabilities	1,924	(161)	(1,439)
Other, net	(276)	1,865	(1,875)

Net cash provided by operating activities	8,447	28,026	5,123

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	25,303	8,618
Purchases of securities available for sale	(55,089)	(170,673)	(37,821)
Principal payments on securities available for sale	44,020	62,079	33,277
Proceeds from maturities of securities available for sale	—	2,503	—
Purchases of Federal Home Loan Bank stock	(1,966)	(1,578)	(45)
Loan purchases	(129,854)	(34,033)	—
Loans originations and principal collections, net	16,257	6,182	(42,692)
Additions to premises and equipment	(1,166)	(837)	(450)
Proceeds from sales of premises and equipment, net	—	99	201
Purchase of bank-owned life insurance	—	(3,000)	—
Proceeds from sales of foreclosed real estate	86	—	—
Payment to purchase insurance agency	(1,380)	—	—

Net cash used in investing activities	(129,092)	(113,955)	(38,912)

Cash flows from financing activities:
Net increase in deposits, excluding deposits sold	58,382	53,079	43,520
Sale of supermarket branch deposits, net of premium and expenses	—	(4,084)	(8,105)
Net increase (decrease) in short-term borrowings	22,088	(27,769)	(19,806)
Proceeds from issuance of long-term debt	46,775	81,580	24,000
Repayments of long-term debt	(6,845)	(15,982)	—
Net increase in mortgagors’ escrow accounts	253	228	467
Cash dividends paid	(2,684)	(2,134)	(1,561)
Treasury stock purchased	(1,908)	(1,916)	(4,808)
Shares purchased in connection with the Company’s 2004 equity compensation plan	(1,898)	—	—
Reissuance of treasury stock in connection with stock option exercises	2,993	1,420	674

Net cash provided by financing activities	117,156	84,422	34,381

Net change in cash and cash equivalents	(3,489)	(1,507)	592
Cash and cash equivalents at beginning of year	26,294	27,801	27,209

Cash and cash equivalents at end of year	$22,805	$26,294	$27,801

Supplemental cash flow information:
Interest paid on deposits	$6,935	$7,350	$9,136
Interest paid on borrowings	12,924	12,633	12,561
Income taxes paid	1,341	2,504	2,130
Transfer of long-term debt to short-term borrowings	76,000	14,000	32,000

The accompanying notes are an integral part of these consolidated financial statements.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

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

Through the Bank’s subsidiary, Woronoco Insurance Group, Inc., the Company also offers a full line of property and casualty insurance products and various life insurance and group life, group health and accident insurance products for individuals and commercial clients.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Business (concluded)

Prior to the acquisitions of Colton Insurance Agency, Inc. in 2004, Keyes & Mattson Insurance Agency in 2001 and Agan Insurance Agency in 2000 (collectively Woronoco Insurance Group, Inc.), the Company’s chief decision-makers monitored the revenue streams of the various products and services, while the Company’s operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Company’s operations were considered by management to be aggregated in one reportable operating segment. Subsequent to the acquisitions of the insurance agencies, the Company’s operations continue to be aggregated in one reportable operating segment, except for Woronoco Insurance Group, Inc. which is evaluated on a stand-alone basis.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans

The Company originates mortgage, commercial and consumer loans for its customers. From time to time, the Company also purchases mortgage loans from various financial institutions. A substantial portion of the loan portfolio is represented by mortgage loans in the Company’s primary market area. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, purchased loan premiums or discounts and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs and premiums on purchased loans, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures.

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

The allowance consists of a specific allowance for identified problem and impaired loans and a general allowance for current performing loans. All loans are considered in the evaluation, whether on an individual or group basis. Changes in the balances of problem and impaired loans affect the specific allowance, while changes in volume and concentrations of current performing loans affects the general allowance and the allocation of the allowance of the loan losses among loan types.

For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans adjusted for qualitative factors.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Servicing

Servicing assets are recognized as separate assets when rights are acquired through sale or purchase of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. For purchased loans, a portion of the premium paid to acquire the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized and purchased servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount.

Derivative financial instruments

The Company recognizes derivatives as assets or liabilities in the balance sheet at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative financial instruments (concluded)

Interest rate swaps (concluded)

The Company utilizes interest rate swaps to convert a portion of its fixed-rate liabilities to a variable rate (fair value hedge) and to convert a portion of its variable-rate mortgage loans to a fixed rate (cash flow hedge). The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item, is recognized currently in earnings in the same accounting period. The gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Premises and equipment

Land is carried at cost. Buildings, improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter.

Goodwill and other intangible assets, net

The Company recorded goodwill of $3,157 and intangible assets of $220 in connection with the acquisitions of the Colton, Keyes & Mattson and Agan insurance agencies. Goodwill is evaluated for impairment on an annual basis. The Company has not recorded goodwill impairment losses for the years ended December 31, 2004, 2003 and 2002.

The intangible assets consist of non-competition agreements and customer lists and are being amortized on a straight-line basis over three years. Amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $56, $50 and $29, respectively. The accumulated amortization at December 31, 2004 and 2003 was $135 and $79, respectively.

The Company recorded $1,371 of goodwill and $70 of intangible assets in connection with the acquisition of Colton Insurance Agency, Inc. in 2004. The Company is amortizing intangible assets over three years and recognized $6 of expense in 2004.

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

At December 31, 2004, the Company has three stock-based compensation plans, which are described more fully in Note 16. The Company has continued with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Under SFAS 123(R) “Share-Based Payment”, the Company will be required to change its accounting method for its stock-based compensation plans. For additional information see “Recent Accounting Pronouncements” contained herein.

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

	Years Ended December 31,
	2004	2003	2002
Net income, as reported	$2,583	$6,287	$4,922
Deduct: Total stock-based employee compensation expense determined under fair value based method for vested options, net of related tax effects	(837)	(526)	(352)

Pro forma net income	$1,746	$5,761	$4,570

Earnings per share:

Basic-as reported	$0.76	$1.90	$1.48

Basic-pro forma	$0.51	$1.74	$1.37

Diluted-as reported	$0.72	$1.77	$1.38

Diluted-pro forma	$0.49	$1.62	$1.28

Employee stock ownership plan (“ESOP”)

Compensation expense is recognized as ESOP shares are committed to be released and is calculated based upon the average market price for the current year. Allocated and committed-to-be-released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments. Other ESOP shares are excluded from earnings per share calculations. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used to satisfy debt service. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketing

Advertising costs are expensed as incurred.

Earnings per common share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and certain stock awards and are determined using the treasury stock method.

Earnings per common share for the years ended December 31, 2004, 2003 and 2002 have been computed based upon the following:

	Years Ended December 31,
	2004	2003	2002
Net income applicable to common stock	$2,583	$6,287	$4,922

Average number of common shares outstanding	3,418,866	3,312,890	3,327,388
Effect of dilutive potential common shares	160,852	232,957	236,866

Average number of common shares outstanding used to calculate diluted earnings per common share	3,579,718	3,545,847	3,564,254

For the years ended December 31, 2004 and 2002, options for 46,000 and 42,722 shares of common stock, respectively, were anti-dilutive and therefore not included in the earnings per share calculation. No options were anti-dilutive for the year ended December 31, 2003.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2004	2003	2002
Unrealized holding (losses) gains on available-for-sale securities	$(1,358)	$(1,763)	$3,471
Reclassification adjustment for gains realized in income	—	(580)	(350)

Net unrealized (losses) gains	(1,358)	(2,343)	3,121
Reclassification adjustment for impairment losses realized in income	—	—	486
Reclassification adjustment for losses related to transfer of equity securities from available-for-sale to trading	—	—	2,086

Net unrealized (losses) gains	(1,358)	(2,343)	5,693
Tax effect	522	922	(2,239)

	(836)	(1,421)	3,454

Change in fair value of derivatives used for cash flow hedges	(173)	(74)	414
Tax effect	71	4	(143)

	(102)	(70)	271

Other comprehensive income (loss)	$(938)	$(1,491)	$3,725

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss) (concluded)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2004	2003
Net unrealized gain on securities available-for-sale	$4,297	$5,655
Tax effect	(1,603)	(2,125)

Net-of-tax amount	2,694	3,530

Net unrealized gain on derivatives used for cash flow hedges	167	340
Tax effect	(68)	(139)

Net-of-tax amount	99	201

	$2,793	$3,731

Recent accounting pronouncements

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have any effect on the Company’s financial position or results of operations.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (continued)

On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)” or the “Statement”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (concluded)

The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt SFAS 123(R). Information pertaining to the potential impact of this Statement on the Company’s financial statements is incorporated herein by reference to Note 1 “Summary of Significant Accounting Policies – Stock Compensation Plans.”

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

2.	AGREEMENT AND PLAN OF MERGER

In December 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berkshire Hills Bancorp, Inc., a Delaware corporation and the holding company for Berkshire Bank. Berkshire Bank is headquartered in Pittsfield, Massachusetts, with 11 branch offices serving communities throughout Berkshire County, and a representative office and one branch in New York. At December 31, 2004, Berkshire Hills Bancorp had total assets of $1.3 billion.

The acquisition will be accounted for using the purchase method of accounting. Under the terms of the Merger Agreement, stockholders of Woronoco Bancorp will have the right to elect to receive either $36.00 in cash or one share of Berkshire Hills Bancorp common stock in exchange for each share of Woronoco Bancorp common stock held by them, subject to pro-ration so that 75 percent of the outstanding Woronoco Bancorp common shares are converted into Berkshire Hills Bancorp common stock in the merger and the balance are converted into the cash consideration. The transaction is expected to close during the second quarter of 2005, and is subject to the approval of Woronoco Bancorp, Inc. and Berkshire Hills Bancorp, Inc. shareholders and applicable regulatory authorities. In connection with the merger agreement, the Company recorded $3,999 of merger-related charges, consisting of executive severance payments and associated benefits totaling $3,094 and professional services costs aggregating $905.

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2004 and 2003, these reserve balances amounted to $5,114 and $5,145, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. agencies	$5,047	$112	$—	$5,159
Municipal bonds	31,332	1,032	(18)	32,346
Mortgage-backed	176,048	2,150	(1,056)	177,142
Trust preferred	20,022	1,958	—	21,980

Total debt securities	232,449	5,252	(1,074)	236,627

Mutual funds	5,189	178	(59)	5,308
Marketable equity securities	115	—	—	115

Total securities	$237,753	$5,430	$(1,133)	$242,050

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. agencies	$5,081	$288	$—	$5,369
Municipal bonds	21,442	835	—	22,277
Mortgage-backed	175,878	3,032	(845)	178,065
Trust preferred	20,151	2,285	—	22,436

Total debt securities	222,552	6,440	(845)	228,147

Mutual funds	5,054	94	(34)	5,114
Marketable equity securities	115	—	—	115

Total securities	$227,721	$6,534	$(879)	$233,376

All of the Company’s mortgage-backed and agency securities were issued by government-sponsored entities at December 31, 2004 and 2003.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES AVAILABLE FOR SALE (continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2004 follows:

	December 31, 2004
	Amortized Cost	Fair Value
Over 1 year through 5 years	$5,047	$5,159
Over 10 years	51,354	54,326

	56,401	59,485
Mortgage-backed securities	176,048	177,142

	$232,449	$236,627

At December 31, 2004 and 2003, the Company has pledged securities available for sale with an amortized cost of $41,697 and $15,609, respectively, and a fair value of $43,643 and $16,792, respectively, as collateral against its treasury tax and loan account, liquidity line of credit, interest rate swap agreements and repurchase agreements.

Proceeds from sales of securities available for sale during the years ended December 31, 2003 and 2002 amounted to $25,303 and $8,618, respectively. Gross realized gains of $611 and $592, and gross realized losses of $31 and $242, were realized during the years ended December 31, 2003 and 2002, respectively. The tax provision applicable to these net realized gains and losses amounted to $168 and $92, respectively. There were no sales of securities during the year ended December 31, 2004.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SECURITIES AVAILABLE FOR SALE (concluded)

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31,
	2004				2003
	Less Than Twelve Months		Twelve Months and Over		Less Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Debt securities:
Municipal bonds	$18	$2,591	$—	$—	$—	$—
Mortgage-backed	289	53,984	767	41,791	845	77,082

Total debt securities	307	56,575	767	41,791	845	77,082
Mutual funds	59	4,272	—	—	34	4,178

Total temporarily-impaired securities	$366	$60,847	$767	$41,791	$879	$81,260

As of December 31, 2003, there were no securities with gross unrealized losses for a period of over twelve months.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2004 and 2003, debt securities and bond mutual funds with gross unrealized losses have aggregate depreciation equal to approximately 1% from the Company’s amortized cost basis. The number of debt securities and bond mutual funds with gross unrealized losses held by the Company at December 31, 2004 and 2003 totaled 39 and 19, respectively. All holdings are investment grade with a majority being issued or guaranteed by a federal government agency. Management believes that the current unrealized loss position on all of these securities is the result of the current interest rate environment. As the bond market has been in a prolonged low interest rate cycle, market anticipation is that rates may increase in the near future which in turn causes lower valuations on current holdings. As management has the ability to hold these debt securities and bond mutual funds for the foreseeable future, no declines are deemed to be other than temporary.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

5.	LOANS AND SERVICING

A summary of the balances of loans follows:

	December 31,
	2004	2003
Residential mortgage	$424,788	$321,067
Home equity loans and lines of credit	84,941	80,168
Commercial real estate	63,132	61,342
Construction	31,542	20,106
Consumer	7,656	9,484
Commercial	15,954	14,931

Total loans	628,013	507,098
Net deferred loan origination costs	802	817
Unadvanced loan funds	(14,201)	(6,673)
Allowance for loan losses	(3,651)	(3,280)

Loans, net	$610,963	$497,962

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of period	$3,280	$3,156	$2,701
Provision for loan losses	373	173	502
Recoveries	121	99	81
Loans charged-off	(123)	(148)	(128)

Balance at end of period	$3,651	$3,280	$3,156

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

LOANS AND SERVICING (concluded)

At December 31, 2004 and 2003, the Company had no impaired loans and had nonaccrual loans amounting to $466 and $417, respectively. For the years ended December 31, 2003 and 2002, the Company’s average recorded investment in impaired loans was $6 and $46, respectively. The Company had no average recorded investment in impaired loans for the year ended December 31, 2004. The Company recognized on an accrual basis $1 of interest income on impaired loans for the year ended December 31, 2002. For the years ended December 31, 2004 and 2003 the Company did not recognize interest income from impaired loans.

There were no loans past-due ninety days or more for which interest was still accruing at December 31, 2004 and 2003.

The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $75,159 and $76,372 at December 31, 2004 and 2003, respectively. All loans serviced for others were sold without recourse provisions and are not included in the accompanying consolidated balance sheets. There were no loans held for sale at December 31, 2004 or 2003.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of period	$701	$520	$250
Purchased mortgage servicing rights	644	—	—
Capitalized mortgage servicing rights	126	373	337
Amortization	(196)	(192)	(67)

Balance at end of period	$1,275	$701	$520

The balances of mortgage servicing rights are included in other assets. The fair values of all mortgage servicing rights approximate carrying amounts.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and their estimated useful lives follows:

	December 31,		Estimated Useful Lives
	2004	2003
Banking premises:
Land	$1,110	$1,110
Buildings and improvements	10,250	9,890	5 -40 years
Equipment	7,354	6,548	3 -10 years

	18,714	17,548
Less accumulated depreciation
and amortization	(8,351)	(7,417)

	$10,363	$10,131

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $934, $961 and $1,068, respectively.

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2004	2003
Non-interest-bearing demand	$33,251	$28,121
NOW	60,333	60,802
Money market	78,108	60,179
Regular savings	86,535	83,768

Total non-certificate accounts	258,227	232,870

Certificate accounts less than $100,000	191,430	157,229
Certificate accounts of $100,000 or more	28,198	29,374

Total certificate accounts	219,628	186,603

	$477,855	$419,473

At December 31, 2004 certificate accounts include $95,084 in brokered certificates of deposit with a weighted-average rate of 3.46%.

At December 31, 2003 certificate accounts include $52,232 in brokered certificates of deposit with a weighted-average rate of 4.02%.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

DEPOSITS (concluded)

A summary of certificate accounts, by maturity, is as follows:

	December 31, 2004			December 31, 2003
	Amount		Weighted Average Rate	Amount		Weighted Average Rate
Within 1 year	$131,643		2.46%	$95,651		2.37%
After 1 year to 3 years	65,549		3.25%	57,693		3.01%
After 3 years to 5 years	3,073		4.25%	13,545		5.00%
After 5 years	19,363	(1)	4.12%	19,714	(2)	4.25%

	$219,628		2.87%	$186,603		2.96%

(1)	Includes $19,363 of brokered deposits callable on April 15 and April 24, 2005.
(2)	Includes $19,714 of brokered deposits callable on March 25 and April 24, 2004.

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

	December 31,
	2004	2003
Federal Home Loan Bank advances	$131,270	$32,000
Repurchase agreements	9,284	10,466

	$140,554	$42,466

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SHORT-TERM BORROWINGS (continued)

Federal Home Loan Bank

Federal Home Loan Bank advances mature within one year at a weighted average rate of 4.08% and 1.29% at December 31, 2004 and 2003, respectively. The Bank also has an available line of credit with the Federal Home Loan Bank of Boston (the “FHLB”) at an interest rate that adjusts daily. As of December 31, 2004 and 2003, there were no amounts outstanding on this line of credit. Borrowings under the line are limited to 2% of the Bank’s total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the carrying value of mortgage-backed securities issued by U.S. government agencies.

As a member of the FHLB, the Bank is eligible to borrow amounts up to the level of qualified collateral maintained.

Repurchase agreements

Securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2004	2003
Balance at year-end	$9,284	$10,466
Average amount outstanding during year	8,223	4,895
Interest expense incurred during year	137	67
Maximum amount outstanding at any month-end	14,301	10,466
Weighted average interest rate during the year	1.67%	1.37%
Weighted average interest rate on year-end balances	2.66%	1.38%

Mortgage-backed securities, with a market value of $12,813 and $12,437 and an amortized cost of $11,970 and $11,498 are pledged to secure the repurchase agreements at December 31, 2004 and 2003, respectively. The securities pledged to secure the repurchase agreements are under the Company’s control.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SHORT-TERM BORROWINGS (concluded)

Federal Reserve Bank of Boston

The Company maintains a line of credit with the Federal Reserve Bank of Boston. Commercial loans with a principal balance of $11,858 and $1,453 were pledged at December 31, 2004 and 2003, respectively, as security for this line of credit. In addition, the Bank pledged municipal securities with a market value of $27,032 and an amortized cost of $26,033 at December 31, 2004. The Bank had no securities pledged to the Federal Reserve Bank at December 31, 2003 under this line of credit. No amounts were outstanding as of December 31, 2004 and 2003 under this line of credit.

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2004		December 31, 2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
2005	$—	—	$76,000	5.36%
2006	20,000	4.32%	20,000	4.32%
2007	41,000	3.39%	18,000	4.29%
2008 (a)	37,829	2.52%	44,598	2.48%
2009 (a)	23,424	3.06%	—	—
2010	20,000	4.78%	20,000	4.78%
2011	70,000	4.93%	70,000	4.93%
2014 (a)	275	2.50%	—	—

Total FHLB advances	$212,528	3.92%	$248,598	4.51%

(a)	Includes amortizing advances requiring monthly principal and interest payments of $618, $91 and $1 in 2008, 2009, and 2014, respectively.

Certain FHLB advances are callable in 2005 and 2006. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the carrying value of mortgage-backed securities issued by U.S. government agencies.

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

Allocation of federal and state income taxes between current and deferred portions, before the cumulative effect of a change in accounting principle, is as follows:

	Years Ended December 31,
	2004	2003	2002
Current tax provision:
Federal	$1,000	$1,461	$1,815
State	142	206	367

	1,142	1,667	2,182

Deferred tax (benefit) provision:
Federal	96	915	(432)
State	(126)	(27)	1

	(30)	888	(431)

	$1,112	$2,555	$1,751

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.3	1.3	3.6
Dividends received deduction	—	(1.3)	(2.8)
Tax-exempt interest	(9.8)	(3.8)	(5.0)
Nondeductible merger-related expenses	7.6	—	—
Other, net	(2.0)	(1.3)	(3.6)

Effective tax rates	30.1%	28.9%	26.2%

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (continued)

The components of the net deferred tax asset (liability) are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Federal	$1,893	$1,890
State	653	493

	2,546	2,383

Deferred tax liabilities:
Federal	(2,035)	(2,419)
State	(439)	(515)

	(2,474)	(2,934)

Net deferred tax asset (liability)	$72	$(551)

The tax effects of each type of income and expense item that gave rise to deferred taxes are as follows:

	December 31,
	2004	2003
Net unrealized gain on securities available for sale	$(1,603)	$(2,125)
Net unrealized gain from cash flow hedge	(68)	(139)
Charitable contribution carryforward	—	460
Depreciation	(92)	(8)
Deferred income	(655)	(662)
Allowance for loan losses	1,493	1,342
Employee benefit plans	1,040	541
Other	(43)	40

Net deferred tax asset (liability)	$72	$(551)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of period	$(551)	$(589)	$1,362
Deferred tax benefit (provision)	30	(888)	431
Deferred tax effects of net unrealized gain (loss) on securities available for sale	522	922	(2,239)
Deferred tax effect of net unrealized gain (loss) on cash flow hedge	71	4	(143)

Balance at end of period	$72	$(551)	$(589)

There was no valuation allowance for deferred tax assets as of December 31, 2004, 2003 and 2002.

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

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (continued)

Credit-related financial instruments (concluded)

The following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2004	2003
Commitments to grant loans:
Fixed-rate	$4,982	$2,454
Variable-rate	10,067	5,958
Unadvanced funds on lines of credit	88,762	84,536
Standby letters of credit	1,312	1,238

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support borrowing arrangements and are generally written for one year terms. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Standby letters of credit are collateralized by real estate and deposit accounts. The fair value of standby letters of credit is immaterial.

As of December 31, 2004, the Company has committed to purchase $20,000 of adjustable rate residential mortgage loans.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OFF-BALANCE SHEET ACTIVITIES (concluded)

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2004, future minimum operating lease commitments pertaining to banking premises are as follows:

2005	$560
2006	560
2007	539
2008	531
2009	540
Thereafter	6,905

$9,635

Annual real estate taxes assessed to the leased premises will be added to the basic rental scheduled above. The leases contain options to extend for periods from five to ten years. The cost of such rentals is not included above.

Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $345, $237 and $304, respectively.

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

At December 31, 2004 and 2003 the information pertaining to the outstanding interest rate swap agreement used to hedge variable rate loans was as follows:

	Years Ended December 31,
	2004	2003
Notional amount	$5,000	$5,000
Pay rate (based upon the prime rate)	5.00%	4.00%
Receive rate	7.64%	7.64%
Maturity in years	2.3	3.3
Unrealized gain relating to interest rate swap	$167	$340

The Company also uses interest rate swap agreements to hedge a portfolio of brokered certificates of deposit. These agreements are designated as fair value hedges since they are used to convert the cost of the brokered certificates of deposit from a fixed to a variable rate. Since the hedge relationship is estimated to be 100% effective (gain or loss on the swap agreements will completely offset the gain or loss on the certificates of deposit) there is no impact on the statement of income. The application of SFAS No. 133 results in an adjustment to the balance sheet to reflect the swap and the certificates of deposit at fair value.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (concluded)

Derivative Financial Instruments (concluded)

Interest Rate Swap Agreements (concluded)

At December 31, 2004 and 2003 the information pertaining to the outstanding interest rate swap agreements used to hedge brokered certificates of deposit was as follows:

	December 31,
	2004	2003
Notional amount	$20,000	$20,000
Weighted average pay rate	2.14%	1.16%
Weighted average receive rate	4.13%	4.25%
Weighted average maturity in years	9.1	8.6
Unrealized loss relating to interest rate swaps	$(351)	$(286)

These agreements provide for the Company to make payments of a variable rate determined by a specified index (three or six-month LIBOR) in exchange for receiving payments at a fixed rate.

A $10 million swap outstanding at December 31, 2003 was called in 2004. All swaps outstanding at December 31, 2004 are callable by the counter party to the agreement in April 2005 and semi-annually thereafter.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

13.	OTHER COMMITMENTS AND CONTINGENCIES

Employment and change in control agreements

Woronoco Bancorp, Inc. entered into a five-year employment agreement with its President and Chief Executive Officer and three-year employment agreements with certain other executives. The Bank entered into three-year employment agreements with its President and Chief Executive Officer and certain other executives. These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Woronoco Bancorp, Inc. and Bank employment agreements renew on a daily and annual basis, respectively. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

On December 16, 2004 and in connection with the execution of the Merger Agreement, Cornelius D. Mahoney, Chairman, President and Chief Executive Officer of Woronoco Bancorp; Debra L. Murphy, Executive Vice President and Chief Financial Officer of Woronoco Bancorp; and Agostino J. Calheno, Executive Vice President of Woronoco Bancorp, each entered into a letter agreement with Woronoco Bancorp and Woronoco Savings Bank under which each person’s employment agreement was terminated in exchange for the right to receive certain cash payments. In accordance with the agreements, Mr. Mahoney, Ms. Murphy and Mr. Calheno received a payment of $2,000, $500 and $500, respectively, in December 2004 and are due an additional amount of up to $2,329, $1,294 and $1,276, respectively, shortly after the effective time of the merger. The December 2004 payments are included in merger-related expenses totaling $3,999 for the year ended December 31, 2004. The letter agreements also provide that following each executive’s termination of employment, the Company will provide continued medical and dental benefits for a period of three years, or if those benefits are not available, a cash payment equal to their estimated cost. The letter agreements limit all payments and benefits to the executive (whether under the letter agreement or otherwise) so that no such payments or benefits will be non-deductible under Section 280G of the Internal Revenue Code.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

OTHER COMMITMENTS AND CONTINGENCIES (concluded)

On December 16, 2004 and in connection with the execution of the Merger Agreement, each of Mr. Mahoney, Ms. Murphy, and Mr. Calheno, entered into a restrictive covenant agreement with Berkshire Hills Bancorp under which each person agreed not to compete with Berkshire Hills Bancorp, solicit the customers or employees of Berkshire Hills Bancorp or disclose or otherwise use any confidential information of Berkshire Hills Bancorp. In exchange for each executive’s continued compliance with these covenants, each of Mr. Mahoney, Ms. Murphy and Mr. Calheno will be entitled to receive payments of $1,400, $675 and $675, respectively, over a period of three years following the closing date of the merger. The restrictive covenant agreements limit all payments and benefits to the executive (whether under the restrictive covenant agreement or otherwise) so that no such payments or benefits will be non-deductible under Section 280G of the Internal Revenue Code.

The Bank has also entered into three-year change in control agreements with certain officers, none of whom are covered by an employment agreement. The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

Legal claims

Various legal claims arise from time to time in the ordinary course of business. In the opinion of management, the claims that existed at December 31, 2004 will have no material effect on the Company’s consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

The Company’s and Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital to Risk Weighted Assets
Company	$78,975	14.4%	N/A	N/A	N/A	N/A
Bank	$71,187	13.0%	$43,958	8.0%	$54,948	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$75,270	13.7%	N/A	N/A	N/A	N/A
Bank	$67,482	12.3%	$21,979	4.0%	$32,969	6.0%
Tier 1 Capital to Average Assets
Company	$75,270	8.4%	N/A	N/A	N/A	N/A
Bank	$67,482	7.5%	$35,778	4.0%	$44,723	5.0%

As of December 31, 2003:
Total Capital to Risk Weighted Assets
Company	$76,414	15.9%	N/A	N/A	N/A	N/A
Bank	$65,200	13.5%	$38,504	8.0%	$48,130	10.0%
Tier 1 Capital to Risk Weighted Assets
Company	$73,107	15.2%	N/A	N/A	N/A	N/A
Bank	$61,893	12.9%	$19,252	4.0%	$28,878	6.0%
Tier 1 Capital to Average Assets
Company	$73,107	9.3%	N/A	N/A	N/A	N/A
Bank	$61,893	7.9%	$31,327	4.0%	$39,159	5.0%

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

15.	EMPLOYEE BENEFIT PLANS

Defined contribution plan

The Bank has a 401(k) plan, where each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period, beginning with such employee’s date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 75% of their compensation, subject to certain limits based on federal tax laws. The Bank makes matching contributions up to 100% of the first 3% of compensation and also contributes 3% of compensation for all participating employees. Total 401(k) plan expense for the years ended December 31, 2004, 2003 and 2002 amounted to $359, $319 and $339, respectively.

Directors’ retirement plan

Under terms of a plan approved in 2002, directors are eligible to participate in the plan upon election to the Board of Directors. The purpose of the plan is to provide a benefit upon termination of service or death. The plan provides for benefits based upon years of service. Directors having completed 5 years of service are eligible for the annual retirement benefit upon termination of service, other than for cause. The plan has no assets at December 31, 2004, 2003 and 2002. Total expenses incurred under this plan for the years ended December 31, 2004, 2003 and 2002 amounted to $193, $243 and $165, respectively.

Under the terms of a predecessor plan, directors were eligible to participate in the plan upon election to the Board of Directors and the retirement benefits vested over a 10-year period. The retirement benefit for any plan year was determined by the performance of related insurance contracts, as defined in the plan. The Company paid a one-time premium to the insurer. The change in the cash surrender value of the life insurance policies was recorded as a reduction to directors’ life insurance expense. The plan has been terminated and replaced with the new plan; however, benefits will continue to be paid out to certain participants of this plan who are not covered by the new plan. The expenses incurred under the predecessor plan for the years ended December 31, 2003 and 2002 were $116 and $19, respectively. There were no expenses incurred in 2004 in connection with this plan.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

EMPLOYEE BENEFIT PLANS

Supplemental executive retirement plan

Under terms of a plan approved in 2002, certain executives of the Company are eligible for supplemental retirement plan benefits. The plan provides benefits for the executives upon retirement for a period of 20 years. The executives will receive supplemental retirement benefits based upon average annual compensation and years of service. The executives are eligible to receive reduced benefits for early retirement or termination of employment due to good cause or disability. Benefits are payable to the beneficiaries of the executives upon death. The plan has no assets at December 31, 2004, 2003 and 2002. Total expenses incurred under this plan for the years ended December 31, 2004, 2003 and 2002 were $352, $314 and $212, respectively.

The Bank also has a plan to provide benefits to certain executives that would have been provided under the ESOP, but were not provided as a result of the limitations imposed by the Internal Revenue Code. The Bank recognized expenses for the plan years ended December 31, 2004, 2003 and 2002 totaling $372, $350 and $163, respectively. The Company purchased 8,788 and 13,507 shares in 2004 and 2003, respectively, for the benefit of the executives. These shares are held in a Rabbi trust account and are consolidated in the Company’s financial statements.

On December 16, 2004 and in connection with the execution of the merger agreement, the executives agreed to amend their supplemental retirement agreements and the supplemental executive retirement plan to eliminate the change in control provisions contained therein and with respect to the supplemental executive retirement plan to provide that no additional benefits shall accrue for periods after December 31, 2004.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

16.	STOCK–BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock-based incentive plans

Stock options

Under the Company’s 1999 Stock-Based Incentive, 2001 Stock Option and 2004 Equity Compensation Plans, the Company may grant options to its directors, officers and employees for up to 599,886, 202,915 and 70,000 shares of common stock, respectively. Both incentive stock options and non-qualified stock options may be granted under the plans. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. Options granted under the 1999 Stock-Based Incentive Plan vest at 20% per year. Options granted under the 2001 Stock Option and 2004 Equity Compensation Plans vest at the rate determined by the Compensation Committee at the date of grant.

A summary of the status of the Company’s stock option plans for the years ended December 31, 2004, 2003 and 2002 is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Fixed Options:
Outstanding at beginning of year	523,423	$13.01	596,969	$11.21	594,695	$9.91
Granted	66,000	35.42	73,500	21.71	93,222	18.96
Exercised	(256,122)	11.69	(144,046)	9.86	(67,455)	9.95
Forfeited	(5,683)	12.40	(3,000)	19.27	(23,493)	12.37

Outstanding at end of year	327,618	$18.57	523,423	$13.01	596,969	$11.21

Options exercisable at year-end	254,600	$18.43	315,710	$12.27	273,767	$9.73
Weighted-average fair value of options granted during the year	$12.89		$4.57		$5.62

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Stock-based incentive plans (continued)

Stock options (concluded)

	Years Ended December 31,
	2004	2003	2002
Dividend yield	1.92%	2.14%	2.31%
Expected life in years	10	10	10
Expected volatility	29.97%	14.26%	13.82%
Risk-free interest rate	4.36%	4.00%	3.92%

Information pertaining to stock options outstanding at December 31, 2004 is as follows:

	Options Oustanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.69	114,193	4.8 years	$9.69	114,193	$9.69
9.69	14,000	5.3 years	9.69	11,000	9.69
11.88	9,816	5.8 years	11.88	6,544	11.88
13.50	4,987	6.0 years	13.50	2,175	13.50
17.90	23,900	7.0 years	17.90	5,600	17.90
18.97	10,000	7.2 years	18.97	4,000	18.97
20.25	10,000	7.3 years	20.25	4,000	20.25
21.10	32,722	7.9 years	21.10	13,088	21.10
22.00	17,000	8.1 years	22.00	3,000	22.00
21.60	36,000	8.1 years	21.60	36,000	21.60
37.25	46,000	9.1 years	37.25	46,000	37.25
31.20	9,000	9.4 years	31.20	9,000	31.20

Outstanding at end of year	327,618	6.8 years	$18.57	254,600	$18.43

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Stock-based incentive plans (concluded)

Stock awards

Under the Company’s 1999 Stock-Based Incentive and 2004 Equity Compensation Plans, the Company may grant stock awards to its directors, officers and employees for up to 239,954 and 50,000 shares of common stock, respectively. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock awards. Awards granted under the 1999 Stock-Based Incentive Plan vest at 20% per year. Awards granted under the 2004 Equity Compensation Plan vest at the rate determined by the Compensation Committee at the date of grant. The fair market value of the stock allocations, based on the market price at date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the periods to be benefited. The Company recorded compensation cost related to the stock awards of $611 in 2004, $490 in 2003 and $489 in 2002.

A summary of the status of the Company’s stock awards granted is presented below. As of December 31, 2004, 237,526 shares were 100% vested.

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	237,944	237,944	239,954
Granted	52,010	—	—
Canceled	—	—	(2,010)

Balance, end of year	289,954	237,944	237,944

Weighted-average fair value of stock awards granted during the year	$36.68	$—	$—

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (continued)

Employee Stock Ownership Plan

The Bank has established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous twelve-month period. As part of the Bank’s conversion from mutual to stock ownership, Woronoco Bancorp, Inc. invested in a subsidiary, WRO Funding Company. WRO Funding Company used the proceeds from the investment to fund a loan to the Woronoco Savings Bank Employee Stock Ownership Plan Trust (the “Trust”), which used the proceeds from the loan to purchase 8%, or 479,908 shares, of the Company’s outstanding stock in the open market. The loan bears interest equal to 7.75% and provides for quarterly payments of principal and interest. Under the ESOP’s change in control provision, the Trust would be instructed to use proceeds from the sale of stock to payoff the outstanding ESOP loan balance and to distribute the remaining plan assets to current participants.

At December 31, 2004, the remaining principal balance is payable as follows:

Years Ending December 31,
2005	$395
2006	426
2007	460
2008	497
2009	537
Thereafter	393

$2,708

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased by First Bankers Trust Company (“Trustee”), which are held in a suspense account for allocation among the participants as the loan is paid. Total compensation expense applicable to the ESOP amounted to $1,473, $1,088 and $823 for the years ended December 31, 2004, 2003 and 2002, respectively.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

STOCK-BASED INCENTIVE PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN (concluded)

Employee Stock Ownership Plan (concluded)

Shares held by the ESOP include the following:

	December 31,
	2004	2003
Allocated	174,988	141,185
Committed to be released	41,022	41,022
Unallocated	233,266	274,288

	449,276	456,495

Cash dividends received on allocated shares are allocated to participants and cash dividends received on shares held in suspense are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares at December 31, 2004 and December 31, 2003 was $8,556 and $9,943, respectively.

17.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to officers, directors and their affiliates amounting to approximately $1,606 and $926 at December 31, 2004 and 2003, respectively.

An analysis of the activity of these loans is as follows:

	Years Ended December 31,
	2004	2003
Balance at beginning of year	$926	$1,197
Additions	1,155	219
Repayments	(475)	(490)

Balance at end of year	$1,606	$926

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

18.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to Woronoco Bancorp, Inc. The total amount of dividends that may be paid at any date is generally limited to the Bank’s retained earnings. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. At December 31, 2004 and 2003, the Bank’s retained earnings available for the payment of dividends was $27,229 and $26,696, respectively. Funds available for loans or advances by the Bank to Woronoco Bancorp, Inc. amounted to $7,119 and $6,520 at December 31, 2004 and 2003, respectively. In addition, dividends paid by the Bank to Woronoco Bancorp, Inc. would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

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

Derivative financial instruments: Fair values for derivative financial instruments, for other-than-trading purposes, are based upon quoted market prices, except in the case of certain swaps where pricing models are used.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

Off-balance sheet instruments: Fair values of off-balance sheet, credit-related financial instruments are immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$22,805	$22,805	$26,294	$26,294
Securities available for sale	242,050	242,050	233,376	233,376
Federal Home Loan Bank stock	17,339	17,339	15,373	15,373
Loans, net	610,963	613,216	497,962	510,062
Accrued interest receivable	3,413	3,413	3,156	3,156
Cash surrender value of life insurance	5,107	5,107	6,143	6,143

Financial liabilities:
Deposits	477,855	477,300	419,473	421,886
Mortgagors’ escrow accounts	2,078	2,078	1,825	1,825
Short-term borrowings	140,554	141,811	42,466	42,469
Long-term debt	212,528	216,474	248,598	261,456

Derivative financial instruments:
Assets	167	167	340	340
Liabilities	351	351	286	286

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands, Except Per Share Amounts)

20.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Following is the quarterly financial information of the Company for 2004 and 2003:

	2004				2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$9,746	$9,839	$10,407	$10,780	$10,037	$9,724	$9,798	$9,745
Interest expense	4,584	4,771	5,078	5,351	4,748	4,911	4,879	4,707

Net interest and dividend income	5,162	5,068	5,329	5,429	5,289	4,813	4,919	5,038
Provision for loan losses	150	47	103	73	—	76	28	69
Gain on sales, dispositions and impairment of securities, net	—	—	—	—	404	11	165	—
Net (loss) gain on trading activities	—	—	—	—	(564)	1,194	(118)	96
Gain on sales of loans, net	80	—	135	79	403	382	154	261
Gain on sales of branches, net	—	—	—	—	183	—	—	—
Penalty for prepayment of FHLB advances	—	—	—	—	(539)	—	—	—
Fees and other non-interest income	1,533	1,514	1,390	1,552	1,129	1,093	1,210	1,439
Non-interest expenses	4,584	4,609	4,825	9,185 (1)	4,530	4,433	4,423	4,561
Income tax provision (benefit)	608	562	551	(609)	493	866	557	639

Net income (loss)	$1,433	$1,364	$1,375	($1,589)	$1,282	$2,118	$1,322	$1,565

Earnings (loss) per share:
Basic	$0.42	$0.40	$0.40	($0.46)	$0.39	$0.64	$0.40	$0.47
Diluted	$0.40	$0.38	$0.38	($0.46)	$0.37	$0.59	$0.37	$0.43

(1)	Includes merger-related charges in the amount of $3,999.

21.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining to Woronoco Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2004	2003
Assets
Cash and cash equivalents due from Woronoco Savings Bank	$4,230	$6,187
Investment in common stock of Woronoco Savings Bank	73,623	67,529
Investment in common stock of WRO Funding Corporation	3,830	3,693
Other assets	461	1,444

Total assets	$82,144	$78,853

Liabilities and Stockholders’ Equity
Accrued expenses	$733	$110
Other liabilities	—	—

Total liabilities	733	110
Stockholders’ equity	81,411	78,743

Total liabilities and stockholders’ equity	$82,144	$78,853

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

	Years Ended December 31,
STATEMENTS OF INCOME	2004	2003	2002
Income:
Dividends from Woronoco Savings Bank	$—	$6,900	$2,340
Dividends from WRO Funding Corporation	—	1,800	—

Total income	—	8,700	2,340
Operating expenses	1,528	499	474
Income before income taxes and equity in undistributed net income of subsidiaries	(1,528)	8,201	1,866
Applicable income tax provision (benefit)	221	(170)	(161)

(Loss) income before equity in undistributed net income (loss) of subsidiaries	(1,749)	8,371	2,027
Equity in undistributed net income (loss) of Woronoco Savings Bank	4,195	(436)	2,772
Equity in undistributed net income (loss) of WRO Funding Corporation	137	(1,648)	123

Net income	$2,583	$6,287	$4,922

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2004	2003	2002
Cash flows from operating activities:
Net income	$2,583	$6,287	$4,922
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of Woronoco Savings Bank	(4,195)	436	(2,772)
Equity in undistributed net (income) loss of WRO Funding Corporation	(137)	1,648	(123)
Other, net	1,608	41	694

Net cash provided by operating activities	(141)	8,412	2,721

Cash flows from investing activities:
Investment in Woronoco Savings Bank	(217)	(208)	(167)

Net cash used in investing activities	(217)	(208)	(167)

Cash flows from financing activities
Treasury stock purchased	(1,908)	(1,916)	(4,808)
Proceeds from reissuance of treasury stock	2,993	1,420	674
Dividends paid	(2,684)	(2,134)	(1,561)

Net cash used in financing activities	(1,599)	(2,630)	(5,695)

Net change in cash and cash equivalents	(1,957)	5,574	(3,141)
Cash and cash equivalents at beginning of year	6,187	613	3,754

Cash and cash equivalents at end of year	$4,230	$6,187	$613

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

22.	SEGMENT REPORTING

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

Through the Bank’s subsidiary, Woronoco Insurance Group, Inc., the Company also offers a full line of property and casualty insurance products and various life insurance and group life, group health and accident insurance products for individuals and commercial clients.

Prior to the acquisitions of the Agan, Keyes and Mattson and Colton insurance agencies, the Company’s chief decision-makers monitored the revenue streams of the various products and services, while the Company’s operations were managed and financial performance was evaluated on a company-wide basis. Accordingly, all of the Company’s operations were considered by management to be aggregated in one reportable operating segment. Subsequent to the acquisitions of the insurance agencies, the Company’s operations continue to be aggregated in one reportable operating segment, except for Woronoco Insurance Group, Inc., which is evaluated on a stand-alone basis.

WORONOCO BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)

(Dollars in Thousands)

SEGMENT REPORTING (concluded)

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals
2004
Net interest and dividend income	$20,988	$—	$—	$20,988
Other revenue - external customers	4,259	1,479	—	5,738
Other revenue - from other segments	—	9	(9)	—
Depreciation and amortization	892	42	—	934
Provision for loan losses	373	—	—	373
Profit (loss)	2,505	83	(5)	2,583
Assets	914,742	3,787	(234)	918,295

2003
Net interest and dividend income	$20,059	$—	$—	$20,059
Other revenue - external customers	3,596	1,256	—	4,852
Other revenue - from other segments	—	6	(5)	1
Depreciation and amortization	929	32	—	961
Provision for loan losses	173	—	—	173
Profit (loss)	6,172	118	(3)	6,287
Assets	794,082	2,558	(588)	796,052

2002
Net interest and dividend income	$20,890	$—	$—	$20,890
Other revenue - external customers	2,689	814	—	3,503
Other revenue - from other segments	—	4	(4)	—
Depreciation and amortization	1,034	34	—	1,068
Provision for loan losses	502	—	—	502
Profit (loss)	5,039	(114)	(3)	4,922
Assets	703,634	2,382	(380)	705,636

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Woronoco Bancorp, Inc.

Westfield, Massachusetts

We have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting, that Woronoco Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Woronoco Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Woronoco Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Woronoco Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Woronoco Bancorp, Inc. and our report dated March 3, 2005 expressed an unqualified opinion.

WOLF & COMPANY, P.C.

Boston, Massachusetts

March 3, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting

The Company’s management, including the Company’s principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting. Management used the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective. Management’s assessment of the efffectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by its independent registered public accounting firm, as stated in its report in Item 8.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information about Directors

JOSEPH P. KEENAN, M.D., 56, has been a self-employed physician for over 20 years in Westfield, Massachusetts. He was also the Vice President of Coldwell Banker Keenan and Molta Assoc., the largest locally-owned real estate company in Western Massachusetts, from 1990 until 2002. He has been a Director of Woronoco Bancorp since its formation in 1998. He has served as a Trustee/Director of Woronoco Savings since 1991.

CARMEN J. MASCARO, 69, was the Corporate Treasurer with Enesco Group, Inc., formerly known as Stanhome Inc., a global marketer of quality branded gifts, collectibles and home accents, from 1993 until his retirement in 1999. He was an Enesco employee for 28 years. He joined Woronoco Bancorp and Woronoco Savings as a Director in 2000 and had served as a Corporator of Woronoco Savings from 1994 through 1999.

RICHARD L. POMEROY, 77, was the president of Pomeroy Insurance, Inc., an insurance company in Westfield, Massachusetts, prior to his retirement in 1987. Mr. Pomeroy has been a Director of Woronoco Bancorp since its formation in 1998. He has served as a Trustee/Director of Woronoco Savings since 1986.

ANN V. SCHULTZ, 70, is a retired Vice President of Woronoco Savings. Ms. Schultz has been a Director of Woronoco Bancorp since its formation in 1998. She has served as a Trustee/Director of Woronoco Savings since 1991.

WILLIAM G. AIKEN, 64, has been a pharmacy manager of Brooks Pharmacy since January 2004. Prior to that, he had been a pharmacy manager with Super Foodmart Pharmacy and Big Y since September 1997. Mr. Aiken has been a Director of Woronoco Bancorp since its formation in 1998. He has served as a Trustee/Director of Woronoco Savings since 1983.

JOHN B. DAVIES, 55, was appointed Executive Vice President of Massachusetts Mutual Life Insurance Company in 1994 and is currently an Agent Emeritus providing high net worth counseling with a focus on tax efficiency and intergenerational transfers of wealth to clients nationwide. He joined Woronoco Bancorp and Woronoco Savings Bank as Director in 2002 and had served as a corporator of Woronoco Savings Bank from 1998 until March 1999.

NORMAN H. STOREY, 58, has been a real estate broker with and the owner of Storey Real Estate for over 35 years. In addition, Mr. Storey was a reserve police officer for over 30 years until his retirement in 2002 and Justice of the Peace for the past ten years within the Commonwealth of Massachusetts. Mr. Storey has been a Director of Woronoco Bancorp since its formation in 1998. He has served as a Trustee/Director of Woronoco Savings since 1987.

FRANCIS J. EHRHARDT, 77, is a commercial real estate manager and has been a general contractor in Massachusetts since 1975. Mr. Ehrhardt has been a Director of Woronoco Bancorp since its formation in 1998. He has served as a Trustee/Director of Woronoco Savings since 1979.

CORNELIUS D. MAHONEY, 60, joined Woronoco Savings Bank in 1975 after five years at First Hawaiian Bank, Honolulu, Hawaii. He became President and Chief Executive Officer of the Bank in 1986 and Chairman of the Board in 1999. He is a past Chairman of America’s Community Bankers, a past Chairman of the Massachusetts Bankers Association and a former Director of the Federal Home Loan Bank of Boston. Mr. Mahoney holds an M.B.A. from Western New England College. He was a member of the Thrift Institution Advisory Council to the Federal Reserve Board of Governors and was Chairman of the Board of Trustees at Westfield State College. Mr. Mahoney has been a Director of Woronoco Bancorp since its formation in 1998. He has served as a Trustee/Director of Woronoco Savings since 1985.

D. JEFFREY TEMPLETON, 63, is the owner and President of The Mosher Company, Inc., located in Chicopee, Massachusetts, a manufacturer of buffing and polishing compounds, abrasive slurries and a distributor of related grinding, polishing and lapping machinery. Mr. Templeton has been a Director of Woronoco Bancorp since its formation in 1998. He has served as a Trustee/Director of Woronoco Savings since 1988.

Information about Executive Officers

Certain executive officers of the Bank also serve as executive officers of the Corporation. The day-to-day management duties of the executive officers of the Corporation and the Bank relate primarily to their duties as to the Bank. The executive officers of the Corporation currently are as follows:

Name	Age	Position
Cornelius D. Mahoney	60	Chairman of the Board, President and Chief Executive Officer
Agostino J. Calheno	54	Executive Vice President
Debra L. Murphy	48	Executive Vice President and Chief Financial Officer
Robert W. Thomas	60	Senior Vice President—Business Development of the Bank
Susan L. DeFeo	49	Senior Vice President—Retail Banking of the Bank
Mark A. Roberts	41	Vice President—Finance of the Bank
Richard A. Bellico	57	Vice President—Lending of the Bank
Theresa Fox	39	Vice President—Retail Banking of the Bank

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

Susan L. Defeo is Senior Vice President of Retail Banking at the Bank. Ms. DeFeo has been with the Bank since 1986.

Mark A. Roberts is Vice President of Finance at the Bank. Mr. Roberts has been with the Bank since 1999.

Richard A. Bellico is Vice President of Lending at the Bank. Mr. Bellico has been with the Bank since 1993.

Theresa Fox is Vice President of Retail Banking at the Bank. Ms. Fox has been with the Bank since 1987.

Identification of the Audit Committee and Audit Committee Financial Expert

The Audit Committee, consisting of Joseph P. Keenan, Carmen J. Mascaro and Ann V. Schultz, meets periodically with the independent registered public accounting firm and management to review accounting, auditing, internal audit and financial reporting matters. This committee met four times during the year ended December 31, 2004. Each member of the Audit Committee is independent in accordance with the listing standards of the American Stock Exchange. The Board of Directors has determined that Carmen J. Mascaro is an audit committee financial expert under the rules of the Securities and Exchange Commission. The Audit Committee acts under a written charter adopted by the Board of Directors.

SEC Beneficial Ownership Reporting Compliance

The executive officers and directors of the Company and any person who owns more than 10% of a registered class of the Company’s equity securities, are required by Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of the Company’s stock with the SEC and the AMEX and to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of copies of reports we have received, or written representations from certain reporting persons, the Company believes that, during 2004, its executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

Adoption of Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code. A copy of the code of ethics is available, without charge, upon written request to Terry J. Bennett, Corporate Secretary, Woronoco Bancorp, Inc., 31 Court Street, Westfield, Massachusetts 01085.

Item 11. Executive Compensation.

Summary Compensation Table

The following information is furnished for the chief executive officer and for the four other highest paid executive officers of Woronoco Savings who received salary and bonus of $100,000 or more during the year ended December 31, 2004.

	Year			Long-Term Compensation		All Other Compensation ($)(3)
		Annual Compensation (1)		Awards
Name and Principal Positions		Salary ($)	Bonus ($)	Restricted Stock Awards ($) (2)	Securities Underlying Options/ SARs (#)
Cornelius D. Mahoney President, Chairman and Chief Executive Officer	2004 2003 2002	$350,000 325,962 306,654	$85,000 81,250 70,380	$390,000 — —	20,000 3,600 —	$2,299,409 219,073 111,468

Agostino J. Calheno Executive Vice President - Lending	2004 2003 2002	$165,375 157,803 150,144	$35,000 31,500 27,000	$245,250 — —	5,500 3,600 —	$647,370 146,881 61,960

Debra L. Murphy Executive Vice President and Chief Financial Officer	2004 2003 2002	$165,375 157,803 150,144	$35,000 31,500 27,000	$245,250 — —	5,500 3,600 —	$636,506 130,777 62,057

Robert W. Thomas Senior Vice President	2004 2003 2002	$104,200 100,739 96,775	$15,000 10,000 10,000	$65,343 — —	2,300 1,500 1,000	$65,808 57,926 34,390

Susan L. DeFeo Senior Vice President	2004 2003 2002	$106,639 101,757 96,818	$16,000 15,000 10,000	$127,929 — —	3,100 1,500 1,000	$65,808 58,056 34,429

(1)	Does not include the aggregate amount of perquisites and other personal benefits, which was less than 10% of the total annual salary and bonus reported.
(2)	Reflects the value of the shares as of the grant date.
(3)	Consists of employer contributions to Woronoco Savings’ 401(k) plan of $12,300, $12,300, $12,300, $12,300 and $12,300, employee stock ownership plan allocations with a market value of $53,512, $53,512, $53,512, $53,508 and $53,508 and supplemental executive retirement plan allocations with a market value of $219,729, $81,558, $70,694, $0 and $0 for Messrs. Mahoney and Calheno and Ms. Murphy, Mr. Thomas and Ms. DeFeo, respectively. Also includes merger-related severance payments of $2,000,000, $500,000 and $500,000 for Messrs Mahoney and Calheno and Ms. Murphy, respectively, $12,120 attributable to the benefit of Mr. Mahoney pursuant to a bank owned life insurance policy and the reimbursement of $1,748 in income taxes for Mr. Mahoney in connection with a split-dollar life insurance arrangement.

The number and value of all unvested shares of restricted stock held by each named executive officer as of December 31, 2004 is as follows based on the closing price of $36.68 for the Company’s common stock at December 31, 2004:

	Number of Unvested Shares	Value of Unvested Shares
Mr. Mahoney	12,500	$458,500
Mr. Calheno	7,500	275,100
Ms. Murphy	7,500	275,100
Mr. Thomas	2,000	73,360
Ms. DeFeo	4,000	146,720

Option Grants in Last Fiscal Year

The following table lists all options granted to named executive officers during 2004 and contains certain information about the potential value of those options based upon certain assumptions as to the appreciation of the Company’s common stock over the life of the option.

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Options (2)
					5%	10%
Cornelius D. Mahoney	15,000	22.7%	$37.25	January 30, 2014	$298,965	$751,017
Cornelius D. Mahoney	5,000	7.6	31.20	June 7, 2014	134,121	293,253
Agostino J. Calheno	2,500	3.8	37.25	January 30, 2014	49,828	125,169
Agostino J. Calheno	3,000	4.5	31.20	June 7, 2014	80,472	175,952
Debra L. Murphy	2,500	3.8	37.25	January 30, 2014	49,828	125,169
Debra L. Murphy	3,000	4.5	31.20	June 7, 2014	80,472	175,952
Robert W. Thomas	1,500	2.3	37.25	January 30, 2014	29,897	75,102
Robert W. Thomas	800	1.2	31.20	June 7, 2014	21,459	46,920
Susan L. DeFeo	1,500	2.3	37.25	January 30, 2014	29,897	75,102
Susan L. DeFeo	1,600	2.4	31.20	June 7, 2014	42,919	93,841

(1)	All options granted to executive officers in 2004 were fully exercisable on the date of grant.
(2)	The dollar gains under these columns result from calculations required by the Securities and Exchange Commission’s rules and are not intended to forecast future price appreciation of Woronoco Bancorp common stock. It is important to note that options have value only if the price of Woronoco Bancorp common stock increases above the exercise price shown in the table during the effective option period. In order for the executive to realize the potential values set forth in the 5% and 10% columns in the table, the price per share of the Company’s common stock would be approximately $57.18 and $87.32, respectively, as of the expiration date of the options granted January 30, 2004 and $58.02 and $89.85, respectively, as of the expiration date of the options granted June 7, 2004.

Option Exercises in Last Fiscal Year and Certain Information Regarding Outstanding Options

The following table provides certain information regarding the exercise of options during 2004 and certain information with respect to the number of shares of the Company’s common stock represented by outstanding options held by the named executive officers as of December 31, 2004.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In- the-Money Options at Fiscal Year-End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Cornelius D. Mahoney	102,283	$2,631,685	15,000	—	$—	$—
Agostino J. Calheno	53,617	1,340,787	2,500	—	—	—
Debra L. Murphy	57,617	1,452,163	2,500	—	—	—
Robert W. Thomas	—	—	9,000	1,800	178,255	28,884
Susan L. DeFeo	700	12,000	6,100	1,800	89,746	28,884

(1)	Value of unexercised in-the-money stock options equals the market value of shares covered by in-the-money options on December 31, 2004, less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price.

Employment and Change in Control Agreements

Woronoco Bancorp, Inc. entered into a five-year employment agreement with its President and Chief Executive Officer and three-year employment agreements with certain other executives. The Bank entered into three-year employment agreements with its President and Chief Executive Officer and certain other executives. These agreements generally provide for a base salary and the continuation of certain benefits currently received. The Woronoco Bancorp, Inc. and Bank employment agreements renew on a daily and annual basis, respectively. Under certain specified circumstances, the employment agreements require certain payments to be made for certain reasons other than cause, including a “change in control” as defined in the agreement. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations.

On December 16, 2004 and in connection with the execution of the Merger Agreement, Cornelius D. Mahoney, Chairman, President and Chief Executive Officer of Woronoco Bancorp; Debra L. Murphy, Executive Vice President and Chief Financial Officer of WoronocoBancorp; and Agostino J. Calheno, Executive Vice President of Woronoco Bancorp, each entered into a letter agreement with Woronoco and Woronoco Savings Bank under which each person’s employment agreement was terminated in exchange for the right to receive certain cash payments. In accordance with the agreements, Mr. Mahoney, Ms. Murphy and Mr. Calheno received a payment of $2,000,000, $500,000 and $500,000, respectively, in December 2004 and are due an additional amount of up to $2,329,000, $1,294,000 and $1,276,000, respectively, shortly after the effective time of the merger. The letter agreements also provide that following each executive’s termination of employment, the Company will provide continued medical and dental benefits for a period of three years, or if those benefits are not available, a cash payment equal to their estimated cost. The letter agreements limit all payments and benefits to the executive (whether under the letter agreement or otherwise) so that no such payments or benefits will be non-deductible under Section 280G of the Internal Revenue Code.

On December 16, 2004 and in connection with the execution of the Merger Agreement, each of Mr. Mahoney, Ms. Murphy, and Mr. Calheno, entered into a restrictive covenant agreement with Berkshire Hills Bancorp under which each person agreed not to compete with Berkshire Hills Bancorp, solicit the customers or employees of Berkshire Hills Bancorp or disclose or otherwise use any confidential information of Berkshire Hills Bancorp. In exchange for each executive’s continued compliance with these covenants, each of Mr. Mahoney, Ms. Murphy and Mr. Calheno will be entitled to receive payments of $1,400,000, $675,000 and $675,000, respectively, over a period of three years following the closing date of the merger. The restrictive covenant agreements limit all payments and benefits to the executive (whether under the restrictive covenant agreement or otherwise) so that no such payments or benefits will be non-deductible under Section 280G of the Internal Revenue Code.

The Bank has also entered into three-year change in control agreements with certain officers, none of whom are covered by an employment agreement. The change in control agreements are renewable on an annual basis and generally provide a severance payment and the continuation of certain benefits currently received following a “change in control” as defined in the agreements.

Supplemental executive retirement plan and agreements

Supplemental Executive Retirement Plan. The Bank maintains a non-qualified deferred compensation arrangement known as the supplemental executive retirement plan (the “SERP”) to provide benefits to eligible individuals (designated by the Board of Directors of the Bank or its affiliates) that cannot be provided under the ESOP as a result of Internal Revenue Code limitations (i.e., the annual excess benefit portion of the SERP). In addition to providing for annual benefits lost under the ESOP, the SERP also makes up benefits lost in the event of a change in control of the Company or the Bank prior to the complete repayment of the ESOP loan and to participants who retire prior to the complete repayment of the ESOP loan. Generally, upon the retirement of an eligible individual or upon a change in control of the Bank or the Company before complete repayment of the ESOP loan, the SERP provides the individual with a benefit equal to what the individual would have received under the ESOP and the annual excess benefit portion of the SERP had he or she participated in the ESOP throughout the term of the loan less the benefits actually provided under the ESOP and the annual excess benefit portion of the SERP on behalf of such individual. An individual’s benefits under the SERP generally become payable upon the participant’s retirement, upon a change in control of the Bank or the Company, or as determined under the ESOP. Currently, Messrs. Mahoney and Calheno and Ms. Murphy participate in the SERP.

Supplemental Executive Retirement Agreements. The Bank maintains a Supplemental Executive Retirement Agreement with each of Messrs. Mahoney and Calheno and Ms. Murphy. The agreements provide that upon termination of service on or after attaining age 65, each executive will receive a supplemental retirement benefit. The supplemental retirement benefits equal a percentage (75% in the case of Mr. Mahoney and 65% in the cases of Mr. Calheno and Ms. Murphy) of his or her final average compensation, reduced by certain amounts payable with respect to the 401(k) plan, the former pension plan and social security, multiplied by a factor related to the executive’s years of service (up to a maximum of 20 years of service) with the Bank. The agreements also provide for reduced supplemental retirement benefits if any of the executives voluntarily terminate employment, other than on account of death, disability or in connection with a change in control, prior to attaining age 65 but after having attained age 55. If the executive dies or becomes disabled prior to terminating employment, the agreements provide that the executive will receive the benefit he or she would have received had he or she terminated employment at age 65. Upon the executive’s termination of employment for good reason following a change in control, the agreements provide for a benefit determined by imputing the years of service and compensation the executive would have earned through age 65.

On December 16, 2004 and in connection with the execution of the Merger Agreement, the executives agreed to amend their supplemental retirement agreements and the supplemental executive retirement plan to eliminate the change in control provisions contained therein and with respect to the supplemental executive retirement plan to provide that no additional benefits shall accrue for periods after December 31, 2004.

Directors’ Compensation

Directors’ Fees. The Bank provides all non-employee directors of the Bank with an annual retainer of $10,000 and a fee of $700 for each regular monthly and special meetings attended. Members of Board committees of the Bank receive a fee of $350 for each meeting attended. In addition, each committee chairperson receives an annual retainer of $2,000. The Company does not pay separate fees for service on its Board of Directors.

Option Grant. On January 30, 2004, all non-employee directors of the Company received stock options to acquire 1,000 shares of common stock at an exercise price of $37.25, the fair market value of the common stock on the date of grant. On June 7, 2004, the Company granted all non-employee directors stock options to acquire 660 shares of common stock at an exercise price of $31.20, the fair market value of the common stock on the date of grant. The options were fully exercisable on the date of grant.

Directors’ Retirement Plan. The Bank maintains a retirement plan for non-employee directors. The plan provides that upon a director’s retirement at or after attaining age 65, the director will receive a benefit of $1,000 multiplied by the director’s years of service (up to a maximum of 15 years of service), paid annually over a ten-year period. If a director terminates service with the Board prior to age 65, but after having completed five years of service, a benefit of $1,000 multiplied by the director’s years of service will be paid in annual installments over a ten-year period. If a change in control occurs, each director shall be treated as having retired at age 65 with 15 years of service.

Personnel & Compensation Committee

During 2004, the Personnel & Compensation Committee, which consisted of William G. Aiken, Francis J. Ehrhardt and D. Jeffrey Templeton, oversaw and made recommendations to the full Board of Directors on certain compensation matters. This committee met five times during the year ended December 31, 2004. Each member of the Personnel & Compensation Committee was independent in accordance with the listing standards of the American Stock Exchange.

Under rules established by the Securities and Exchange Commission, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company’s Chief Executive Officer and the other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Company’s Personnel & Compensation Committee, at the direction of the Board of Directors, has prepared the following report for inclusion in this proxy statement.

Compensation Policies. The Company does not pay direct cash compensation to the executive officers of the Company. However, the Company’s executives are also executives of the Bank and are compensated by the Bank. The members of the Personnel & Compensation Committee are three non-employee members of the Board of Directors. The compensation decision for senior officers is developed with the assistance of Thomas Warren & Associates Inc. (“Warren”), a Massachusetts-based company that specializes in compensation analysis, salary administration programs and appraisal systems.

All decisions by the Personnel & Compensation Committee relating to compensation affecting senior officers of the Bank are reviewed and approved by the full Board of Directors. The committee meets at least annually to review and make recommendations to the Board of Directors regarding the compensation of the Chief Executive Officer and other senior management members. The decisions made by the Personnel & Compensation Committee as to executive compensation are discretionary. However, a written performance review is prepared and includes an assessment of performance against certain goals. Set forth below are certain considerations taken into account in determining compensation for executive officers.

Base Salaries. In determining base salaries for the Chief Executive Officer and other executive officers, the Committee reviews compensation surveys prepared by Warren to ensure that base salaries are competitive with financial institutions similar in size, locale and profile in order that the Bank attract and retain highly skilled personnel. The Bank utilizes the services of Warren to provide an ongoing, independent analysis to ensure the appropriateness of executive compensation.

Bonus Awards. Bonus compensation for executive officers generally consists of cash awards. The committee grants cash bonuses to senior management in consultation with Warren, based upon awards given at comparable institutions, the profitability and long-term planning goals of the Company and other factors regarding individual performance and accomplishments.

Stock-Based Compensation. The Company maintains the Stock-Based Incentive Plan and the Option Plan under which executive officers may receive grants and awards of common stock and options to purchase common stock of the Company. The Personnel & Compensation Committee believes that stock ownership is a significant incentive in building stockholder value and aligning the interests of employees with stockholders. The value of this component of compensation increases as the common stock of the Company appreciates in value.

Compensation of the Chief Executive Officer. The full Board of Directors, excluding the Chief Executive Officer, evaluates the performance of the Chief Executive Officer and establishes an annual salary level and bonus. The Board of Directors authorized a base salary for the Chief Executive Officer for the year 2004 of $350,000, which represented a 7.4% increase from the base salary provided in 2003. The salary was based on the overall performance of the Bank, the complexity of its operations, long term planning benchmarks and the tenure of Mr. Mahoney, who has been with the Bank for almost 30 years and its Chief Executive Officer since 1985. The Board also approved a bonus of $85,000 paid in 2004 for 2004 performance. In arriving at these amounts, the Board considered input from Warren and the Personnel & Compensation Committee.

Stock Performance Graph

The following graph sets forth a five year comparison of the cumulative total stockholder returns for the following: (1) the Corporation’s common stock; (2) the American Stock Exchange Index (US Companies); and (3) the American Stock Exchange Savings Institutions Index (US Savings Institutions; SIC 6030-6039). The graph assumes that $100 was invested at the close of business on December 31, 1999 and assumes the reinvestment of all dividends.

	Period Ended
	12/31/99	12/29/00	12/31/01	12/31/02	12/31/03	12/31/04
Woronoco Bancorp, Inc.	$100.00	$137.00	$192.60	$238.60	$409.60	$424.10
American Stock Exchange Index	100.00	92.80	86.30	70.60	95.50	110.40
American Stock Exchange Savings Institutions Index	100.00	115.60	149.20	193.00	282.60	334.20

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners

The following table provides information as of March 6, 2005, with respect to persons believed by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding
Woronoco Savings Bank Employee Stock Ownership Plan and Trust 31 Court Street Westfield, Massachusetts 01085-3562	449,276	(1)	11.5%

Third Avenue Management LLC 767 Third Avenue New York, New York 10017	390,800	(2)	10.0%

Woronoco Savings Charitable Foundation 31 Court Street Westfield, Massachusetts 01085-3562	369,360	(3)	9.5%

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	276,300	(4)	7.1%

(1)	Includes 233,266 shares that have not been allocated to participants’ accounts. Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. The ESOP trustee, subject to its fiduciary responsibilities, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received proper voting instructions from participants.
(2)	Based on information disclosed in a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2005.
(3)	The foundation’s gift instrument requires that all shares of common stock held by the foundation must be voted in the same ratio as all other shares of Company common stock on all proposals considered by stockholders of the Company.
(4)	Based on information disclosed in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005.

(b)	Security Ownership of Management

The following table provides information about the shares of Company common stock that may be considered to be owned by each director of the Company, by the executive officers named in the Summary Compensation Table and by all directors and executive officers of the Company as a group as of March 6, 2005. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned (excluding options) (1)(2)(3)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Percent of Common Stock Outstanding (4)
William G. Aiken	11,307		21,621	*
Agostino J. Calheno	108,704		2,500	2.86%
John B. Davies	2,013		11,804	*
Susan L. DeFeo	34,994		3,600	*
Francis J. Ehrhardt	12,802		14,076	*
Joseph P. Keenan	29,128		1,000	*
Cornelius D. Mahoney	161,679		15,000	4.52%
Carmen J. Mascaro	15,852		5,260	*
Debra L. Murphy	121,814	(5)	2,500	3.19%
Richard L. Pomeroy	9,807		5,260	*
Ann V. Schultz	10,807		5,260	*
Norman H. Storey	15,307		19,621	*
D. Jeffrey Templeton	11,728		21,621	*
Robert W. Thomas	36,503		2,300	*
All Executive Officers and Directors as a Group (18 persons)	616,020		157,927	19.12%

*	Less than 1% of shares outstanding.

(1)	Includes unvested shares of restricted stock awards held in trust as part of the Woronoco Bancorp, Inc. 2004 Equity Compensation Plan, with respect to which participants have voting but not investment power as follows: Messrs. Aiken, Davies, Ehrhardt, Keenan, Mascaro, Pomeroy, Storey and Templeton and Ms. Schultz—1,650 shares; Mr. Calheno—7,500 shares; Ms. DeFeo—4,000 shares; Mr. Mahoney—12,500 shares; Ms. Murphy—7,500 shares; and Mr. Thomas—2,000 shares.
(2)	Includes shares held under the ESOP, with respect to which each individual has voting but not investment power as follows: Mr. Calheno—9,237 shares; Ms. DeFeo—7,134 shares; Mr. Mahoney—9,407 shares; Ms. Murphy—9,232 shares; and Mr. Thomas—7,424 shares.
(3)	Includes shares held in trust in the Woronoco Savings 401(k) Plan, with respect to which each individual has investment but not voting power as follows: Mr. Calheno—5,164 shares; Ms. DeFeo—2,700 shares; Mr. Mahoney—9,925 shares; and Ms. Murphy—8,807 shares.
(4)	Based on 3,890,407 shares of Company common stock outstanding and entitled to vote as of March 6, 2005, plus for each person, the number of shares such person may acquire within 60 days by exercising stock options.
(5)	Includes 1,200 shares held by Ms. Murphy’s daughter.

(c)	Other than the Merger Agreement with Berkshire Hills Bancorp, Inc., management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank’s capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

The Bank currently makes loans to its executive officers and directors on the same terms and conditions offered to the general public. The Bank’s policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features.

The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arms length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to the Company for the year ending December 31, 2004 and 2003 by Wolf & Company, P.C.:

	2004	2003
Audit fees(1)	$192,500	$105,875
Audit related fees(2)	32,750	18,100
Tax fees(3)	40,450	34,000
All other fees(4)	0	46,868

Total	$265,700	$204,843

(1)	Includes fees for financial statement audit and the audit of internal control over financial reporting.
(2)	Consists of benefit plan audits and due diligence assistance.
(3)	Consists of tax filing and tax related compliance and other advisory services.
(4)	Consists of review of information technology function.

The Audit Committee has considered whether the provision of non-audit services by Wolf & Company, P.C. is compatible with maintaining Wolf & Company, P.C.’s independence. The Audit Committee will consider on a case-by-case basis and, if appropriate, approve all audit and non-audit services to be provided by the Company’s independent auditors. Alternatively, the Audit Committee may adopt a policy for pre-approval of audit and permitted non-audit services by the Company’s independent auditor.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a) 1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Registered Public Accounting Firm

-	Consolidated Balance Sheets at December 31, 2004 and 2003

-	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

-	Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
2.0	Agreement and Plan of Merger (1)

3.1	Certificate of Incorporation of Woronoco Bancorp, Inc. (2)

3.2	Amended Bylaws of Woronoco Bancorp, Inc. (3)

4.0	Stock Certificate of Woronoco Bancorp, Inc. (2)

10.1	Woronoco Bancorp, Inc. 1999 Stock Based Incentive Plan (4)

10.2	Woronoco Bancorp, Inc. 2001 Stock Option Plan (5)

10.3	Woronoco Bancorp, Inc. 2004 Equity Compensation Plan (6)

10.4	Agreement, dated December 16, 2004, between Woronoco Bancorp, Inc., Woronoco Savings Bank and Cornelius D. Mahoney (1)

10.5	Agreement, dated December 16, 2004, between Woronoco Bancorp, Inc., Woronoco Savings Bank and Agostino J. Calheno (1)

10.6	Agreement, dated December 16, 2004, between Woronoco Bancorp, Inc., Woronoco Savings Bank and Debra L. Murphy (1)

10.7	Amendment to Supplemental Executive Retirement Agreement and Woronoco Savings Bank Supplemental Executive Retirement Plan (1)

10.8	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Cornelius D. Mahoney (7)

10.9	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Agostino J. Calheno (7)

10.10	Supplemental Retirement Plan Agreement between Woronoco Savings Bank and Debra L. Murphy (7)

10.11	Woronoco Savings Bank Supplemental Executive Retirement Plan (2)

10.12	Woronoco Savings Bank Directors’ Retirement Plan (7)

10.13	Change in Control Agreement between Woronoco Savings Bank and Robert W. Thomas (8)

10.14	Change in Control Agreement between Woronoco Savings Bank and Susan L. DeFeo (9)

10.15	Woronoco Savings Bank Employee Severance Compensation Plan (2)

11.0	Statement Re: Computation of Per Share Earnings

21.0	Subsidiaries Information Incorporated Herein By Reference to Part 1 – Subsidiaries

23.0	Consent of Wolf & Company, P.C.

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference into this document from the Exhibits filed with the Form 8-K on December 14, 2004.
(2)	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-67255.
(3)	Incorporated by reference into this document from the Exhibit filed with the Form 10-Q on November 14, 2002.
(4)	Incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Shareholders filed on March 20, 2000.
(5)	Incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders filed on March 12, 2001.
(6)	Incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of Shareholders filed on March 22, 2004.
(7)	Incorporated by reference into this document from the Exhibits filed with the Form 10-Q filed on August 14, 2002.
(8)	Incorporated by reference into this document from the Exhibits filed with the Form 10-K filed on March 19, 2002.
(9)	Incorporated by reference into this document from the Exhibits filed with the Form 10-K filed on March 19, 2003.

CONFORMED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Woronoco Bancorp, Inc.

By:	/s/ Cornelius D. Mahoney	March 15, 2005
Cornelius D. Mahoney Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cornelius D. Mahoney	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 15, 2005
Cornelius D. Mahoney

/s/ Debra L. Murphy	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	March 15, 2005
Debra L. Murphy

/s/ William G. Aiken	Director	March 15, 2005
William G. Aiken

/s/ John D. Davies	Director	March 15, 2005
John D. Davies

/s/ Francis J. Ehrhardt	Director	March 15, 2005
Francis J. Ehrhardt

/s/ Joseph P. Keenan	Director	March 15, 2005
Joseph P. Keenan

/s/ Carmen J. Mascaro	Director	March 15, 2005
Carmen J. Mascaro

/s/ Richard L. Pomeroy	Director	March 15, 2005
Richard L. Pomeroy

/s/ Norman H. Storey	Director	March 15, 2005
Norman H. Storey

/s/ Ann V. Schultz	Director	March 15, 2005
Ann V. Schultz

/s/ D. Jeffrey Templeton	Director	March 15, 2005
D. Jeffrey Templeton