Form 10-Q
period 2005-03-31
WORONOCO BANCORP INC
filed 2005-05-10
CIK 1072886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 2, 2005, there were 3,905,057 shares of the Registrant’s Common Stock outstanding.

WORONOCO BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets

Cash and due from banks	$19,262	$16,861
Interest-bearing deposits	1,053	1,044
Federal funds sold	—	4,900

Cash and cash equivalents	20,315	22,805

Securities available for sale, at fair value	225,990	242,050
Federal Home Loan Bank stock, at cost	19,009	17,339
Loans, net of allowance for loan losses ($3,643 at March 31, 2005 and $3,651 at December 31, 2004)	620,035	610,963
Premises and equipment, net	10,206	10,363
Accrued interest receivable	3,710	3,413
Goodwill and other intangible assets, net	3,215	3,221
Net deferred tax asset	1,377	72
Cash surrender value of life insurance	5,146	5,107
Other assets	3,563	2,962

Total assets	$912,566	$918,295

Liabilities and Stockholders’ Equity

Deposits	$444,223	$477,855
Mortgagors’ escrow accounts	2,422	2,078
Short-term borrowings	170,176	140,554
Long-term debt	210,577	212,528
Accrued expenses and other liabilities	5,382	3,869

Total liabilities	832,780	836,884

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 16,000,000 shares authorized; 5,998,860 shares issued; shares outstanding: 3,895,557 at March 31, 2005 and 3,833,709 at December 31, 2004)	60	60
Additional paid-in capital	65,028	64,247
Unearned compensation	(3,482)	(3,657)
Retained earnings	46,018	47,123
Accumulated other comprehensive income	484	2,793
Treasury stock, at cost (2,103,303 shares at March 31, 2005 and 2,165,151 shares at December 31, 2004)	(28,322)	(29,155)

Total stockholders’ equity	79,786	81,411

Total liabilities and stockholders’ equity	$912,566	$918,295

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest and dividend income:
Loans, including fees	$8,109	$6,993
Interest and dividends on securities:
Taxable interest	1,924	1,987
Tax exempt interest	353	247
Dividends	606	514
Federal funds sold	29	4
Other	6	1

Total interest and dividend income	11,027	9,746

Interest expense:
Deposits	1,972	1,532
Borrowings	3,665	3,052

Total interest expense	5,637	4,584

Net interest and dividend income	5,390	5,162
Provision for loan losses	14	150

Net interest and dividend income, after provision for loan losses	5,376	5,012

Non-interest income:
Fee income	1,036	1,040
Insurance commissions	545	423
Gain on sales of loans, net	—	80
Other income	43	70

Total non-interest income	1,624	1,613

Non-interest expenses:
Salaries and employee benefits	2,837	2,784
Occupancy and equipment	676	545
Marketing	34	80
Professional services	336	271
Data processing	289	270
Merger-related	766	—
Other general and administrative	671	634

Total non-interest expenses	5,609	4,584

Income before income taxes	1,391	2,041
Provision for income taxes	615	608

Net income	$776	$1,433

Earnings per share:
Basic	$0.21	$0.42
Diluted	$0.21	$0.40

Weighted average shares outstanding:
Basic	3,641,898	3,390,398
Diluted	3,733,659	3,611,181

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2005 and 2004

(Dollars In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2004	$60	$64,247	$(3,657)	$47,123	$2,793	$(29,155)	$81,411

Comprehensive income:
Net income	—	—	—	776	—	—	776
Change in net unrealized gain on securities available for sale	—	—	—	—	(2,257)	—	(2,257)
Net loss on derivative instruments	—	—	—	—	(52)	—	(52)

Total comprehensive income							(1,533)

Decrease in unearned compensation	—	265	175	—	—	—	440
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	444	—	—	—	—	444
Reissuance of treasury shares in connection with stock option exercises (61,848 shares)	—	72	—	(170)	—	833	735
Cash dividends declared ($0.4525 per share)	—	—	—	(1,711)	—	—	(1,711)

Balance at March 31, 2005	$60	$65,028	$(3,482)	$46,018	$484	$(28,322)	$79,786

Balance at December 31, 2003	$60	$60,337	$(3,087)	$48,365	$3,731	$(30,663)	$78,743

Comprehensive income:
Net income	—	—	—	1,433	—	—	1,433
Change in net unrealized gain on securities available for sale	—	—	—	—	1,058	—	1,058
Net gain on derivative instruments	—	—	—	—	23	—	23

Total comprehensive income							2,514

Decrease in unearned compensation	—	277	229	—	—	—	506
Adjustment for tax benefit related to vesting of stock awards and stock option exercises	—	331	—	—	—	—	331
Reissuance of treasury shares in connection with stock option exercises (62,981 shares)	—	66	—	(183)	—	819	702
Cash dividends declared ($0.19 per share)	—	—	—	(645)	—	—	(645)
Treasury stock purchased (21,562 shares)	—	—	—	—	—	(765)	(765)

Balance at March 31, 2004	$60	$61,011	$(2,858)	$48,970	$4,812	$(30,609)	$81,386

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$776	$1,433
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14	150
Net amortization of investments	200	272
Amortization of purchased loans premium	120	65
Depreciation and amortization	234	243
Amortization of other intangible assets	6	12
Amortization of mortgage servicing rights	63	23
Employee stock ownership plan expense	362	375
Stock-based incentive plan expense	78	131
Gain on sales of loans, net	—	(80)
Loans originated and held for sale	—	(2,881)
Proceeds from sale of loans held for sale	—	2,928
Changes in operating assets and liabilities:
Accrued interest receivable	(297)	(152)
Accrued expenses and other liabilities	983	(164)
Other, net	(702)	(1,369)

Net cash provided by operating activities	1,837	986

Cash flows from investing activities:
Purchases of securities available for sale	(38)	(31)
Principal payments on mortgage-backed securities	12,370	9,159
Purchases of Federal Home Loan Bank stock	(1,670)	(401)
Loan originations/purchases and principal collections, net	(9,293)	(42,847)
Additions to premises and equipment	(77)	(25)

Net cash provide by (used in) investing activities	1,292	(34,145)

Cash flows from financing activities:
Net decrease in deposits	(33,632)	(6,920)
Net increase (decrease) in short-term borrowings	29,622	(1,465)
Proceeds from issuance of long-term debt	—	36,500
Repayments of long-term debt	(1,951)	(1,678)
Net increase in mortgagors’ escrow accounts	344	227
Cash dividends paid	(737)	(645)
Treasury stock purchased	—	(765)
Reissuance of treasury stock in connection with stock option exercises	735	702

Net cash (used in) provided by financing activities	(5,619)	25,956

Net change in cash and cash equivalents	(2,490)	(7,203)

Cash and cash equivalents at beginning of period	22,805	26,294

Cash and cash equivalents at end of period	$20,315	$19,091

Supplemental cash flow information:
Interest paid on deposits	$2,184	$1,883
Interest paid on borrowings	3,722	3,059
Income taxes paid	48	32
Dividends declared and not yet paid	974	—

See accompanying notes to unaudited consolidated financial statements

WORONOCO BANCORP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

At and for the Three Months Ended March 31, 2005

1. Unaudited Consolidated Financial Statements

Woronoco Bancorp, Inc. (the “Corporation”) has no significant assets other than all of the outstanding shares of its wholly-owned subsidiaries, Woronoco Savings Bank (the “Bank”) and WRO Funding Corporation (collectively, the “Company”). The accounts of the Bank include all of its wholly-owned subsidiaries. The Consolidated Financial Statements of the Company included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows, as of and for the periods covered herein, have been made. Certain information and note disclosures normally included in the Consolidated Financial Statements have been omitted as they are included in the Securities and Exchange Commission Form 10-K and accompanying Notes to the Consolidated Financial Statements (the “Form 10-K”) filed by the Company for the year ended December 31, 2004.

These consolidated financial statements should be read in conjunction with the Form 10-K.

The results for the three month interim period covered hereby are not necessarily indicative of the operating results for a full year.

2. Agreement and Plan of Merger

In December 2004, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berkshire Hills Bancorp, Inc., a Delaware corporation and the holding company for Berkshire Bank. Berkshire Bank is headquartered in Pittsfield, Massachusetts, with 11 branch offices serving communities throughout Berkshire County, and a representative office and one branch in New York. At March 31, 2005, Berkshire Hills Bancorp had total assets of $1.3 billion.

The acquisition will be accounted for using the purchase method of accounting. Woronoco Bancorp, Inc. and Berkshire Hills Bancorp, Inc. have both received shareholder approvals to proceed with their merger. Based on a preliminary vote count, of the total votes cast, approximately 95% of Berkshire shares and approximately 86% of Woronoco shares were voted in favor of the transaction, and a majority of each company’s total outstanding shares were voted in favor of the transaction. The merger is expected to close during the second quarter of 2005, subject to the approval of applicable regulatory authorities.

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

Earnings per common share for the three months ended March 31, 2005 and 2004 have been computed based upon the following (dollars in thousands except per share amounts):

	Unaudited Three Months Ended March 31,
	2005	2004
Net income	$776	$1,433

Average number of common shares outstanding	3,641,898	3,390,398
Effect of dilutive potential common shares	91,761	220,783

Average number of common shares outstanding used to calculate diluted earnings per share	3,733,659	3,611,181

Net income per share:
Basic	$0.21	$0.42
Diluted	$0.21	$0.40

For the three months ended March 31, 2005 and 2004, the Company had 46,000 options outstanding that were anti-dilutive and therefore not included in the earnings per share calculation.

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$776	$1,433
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(22)	(449)

Pro forma net income	$754	$984

Earnings per share:
Basic-as reported	$0.21	$0.42

Basic-pro forma	$0.21	$0.29

Diluted-as reported	$0.21	$0.40

Diluted-pro forma	$0.20	$0.27

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

The Company will be required to apply SFAS 123(R) as of the beginning of its first fiscal year that begins after June 15, 2005, which will be January 1, 2006. SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt SFAS 123(R).

5. Dividends

On April 20, 2005, the Company declared a cash dividend of $0.2025 per share payable on May 16, 2005 to shareholders of record as of the close of business on May 2, 2005.

6. Loan commitments

Outstanding loan commitments totaled $18.1 million at March 31, 2005 compared to $15.0 million at December 31, 2004. At December 31, 2004, the Company had commitments to purchase loans of $20.0 million. The Company had no commitments to purchase loans at March 31, 2005.

7. Segment reporting

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2005 and 2004, follows:

	Banking	Insurance	Intersegment Elimination	Consolidated Totals
	(In Thousands)
2005

Net interest and dividend income	$5,390	$—	$—	$5,390
Other revenue - external customers	1,036	545	—	1,581
Other revenue - from other segments	—	2	(2)	—
Depreciation and amortization	218	16	—	234
Provision for loan losses	14	—	—	14
Profit	728	49	(1)	776
Assets	909,096	3,891	(421)	912,566

2004

Net interest and dividend income	$5,162	$—	$—	$5,162
Other revenue - external customers	1,040	423	—	1,463
Other revenue - from other segments	—	1	(1)	—
Depreciation and amortization	235	8	—	243
Provision for loan losses	150	—	—	150
Profit	1,348	86	(1)	1,433
Assets	823,545	2,728	(815)	825,458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2005 and 2004, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

The Company’s assets fell $5.7 million, or 0.6%, to $912.6 million at March 31, 2005 from $918.3 million at December 31, 2004 primarily reflecting a decrease in securities available-for-sale, partially offset by growth in net loans. Securities available-for-sale declined $16.1 million, or 6.6%, mainly due to principal payments totaling $12.4 million and a $3.5 million decrease in the unrealized gain. Total net loans rose $9.1 million, or 1.5%, largely due to purchases of adjustable-rate residential mortgages and solid loan origination activity, partially offset by refinancing and prepayment activity and amortization in the existing portfolio.

Total deposits declined $33.6 million, or 7.0%, to $444.2 million at March 31, 2005 from $477.9 million at December 31, 2004 largely as a result of brokered certificates of deposit maturities totaling $25.5 million and a decrease of $7.5 million in core deposit balances. Core deposits, excluding brokered deposits and certificates of deposit, fell 2.9% to $250.7 million at March 31, 2005 from $258.2 million at December 31, 2004 largely as a result of less active promotion of relationship banking accounts, the competitive pricing environment in the Company’s primary markets and seasonal balance variability. Short-term borrowings increased $29.6 million, or 21.1%, to $170.2 million at March 31, 2005 primarily to replace maturing brokered deposits.

Total stockholders’ equity decreased $1.6 million, or 2.0%, to $79.8 million at March 31, 2005 reflecting a decrease of $2.3 million in net unrealized gains on securities available for sale and cash dividends declared of $1.7 million. These items were somewhat mitigated by net income of $776,000, treasury share reissuances totaling $735,000 in connection with the exercise of stock options, tax benefit adjustments in the amount of $444,000 related to the vesting of stock awards and stock option exercises and a reduction of $440,000 in unearned compensation resulting from continued vesting in stock benefit plans.

Investment Activities

At March 31, 2005, the Company’s investment securities portfolio, all of which was classified as available-for-sale, amounted to $226.0 million, or 24.8% of assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	March 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale securities:
Equity securities:
Mutual funds	$5,228	$5,285	$5,189	$5,308
Common stocks	115	115	115	115

Total equity securities	5,343	5,400	5,304	5,423

Debt securities:
Mortgage-backed:
Freddie Mac	61,384	60,214	64,572	64,282
Fannie Mae	98,194	97,564	106,971	108,169
Ginnie Mae	3,891	4,024	4,458	4,643
REMIC	42	42	47	48

Total mortgage-backed securities	163,511	161,844	176,048	177,142

Other:
U.S. agency	5,039	5,094	5,047	5,159
Municipal bonds	31,329	31,918	31,332	32,346
Trust preferred	19,999	21,734	20,022	21,980

Total other debt securities	56,367	58,746	56,401	59,485

Total debt securities	219,878	220,590	232,449	236,627

Total available-for-sale securities (1)	$225,221	$225,990	$237,753	$242,050

(1)	Does not include investments in FHLB-Boston stock totaling $19.0 million at March 31, 2005 and $17.3 million at December 31, 2004.

Securities available-for-sale decreased $16.1 million, or 6.6%, to $226.0 million at March 31, 2005 primarily due to mortgage-backed security principal payments amounting to $12.4 million and a net reduction of $3.5 million in net unrealized gains on available-for-sale securities. The Company used the proceeds from principal payments to retire short-term debt.

Lending Activities

At March 31, 2005, the Company’s net loan portfolio was $620.0 million, or 67.9% of total assets. The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Real estate loans:
One- to four-family	$400,925	62.98%	$388,352	61.84%
Multi-family	35,575	5.59%	36,436	5.80%
Commercial	63,283	9.94%	63,132	10.05%
Construction and development	30,475	4.79%	31,542	5.02%

Total real estate loans	530,258	83.30%	519,462	82.71%

Consumer loans:
Home equity	85,269	13.39%	84,941	13.53%
Automobile	5,475	0.86%	5,483	0.87%
Other	2,163	0.34%	2,173	0.35%

Total consumer loans	92,907	14.59%	92,597	14.75%

Commercial loans	13,426	2.11%	15,954	2.54%

Total loans	636,591	100.00%	628,013	100.00%

Less:
Unadvanced loan funds (1)	(13,760)		(14,201)
Net deferred loan origination costs	847		802
Allowance for loan losses	(3,643)		(3,651)

Loans, net	$620,035		$610,963

(1)	Includes committed but unadvanced loan amounts.

The Company’s net loan portfolio grew $9.1 million, or 1.5%, during the first three months of 2005 largely reflecting origination volume totaling $32.6 million and purchases of $16.8 million in adjustable-rate, one-to four-family residential mortgages. The Company’s level of loan closings was strong as a result of several factors including sales activities, a strong housing market, a stable local economy and a historically low interest rate environment. The loan purchases should enhance net interest income as a result of positive interest rate spreads and position the balance sheet for expected future interest rate increases. These factors were somewhat mitigated by refinancing and prepayment activity totaling $22.1 million due primarily to the favorable interest rate environment and amortization of the existing portfolio amounting to $17.8 million.

Non-performing Assets

The following table sets forth information regarding nonaccrual loans, real estate owned and restructured loans at the dates indicated.

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Nonaccrual loans:
One- to four- family real estate	$297	$462
Multi-family and commercial real estate	74	—
Other consumer	11	—
Commercial	—	4

Total	382	466
Real estate owned, net (1)	—	—
Other repossessed assets	—	66

Total nonperforming assets	382	532
Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$382	$532

Total nonperforming loans and troubled debt restructurings as a percentage of total loans (2) (3)	0.06%	0.08%
Total nonperforming assets and troubled debt restructurings as a percentage of total assets (3)	0.04%	0.06%

(1)	REO balances are shown net of related loss allowances.
(2)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(3)	Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consist of all loans 90 days or more past due and other loans that have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods set forth.

	At or for the Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Allowance for loan losses, beginning of period	$3,651	$3,280

Charged-off loans:
Consumer	38	30

Total charged-off loans	38	30

Recoveries on loans previously charged-off:
Real estate	—	60
Consumer	16	26

Total recoveries	16	86

Net loan charge-offs (recoveries)	22	(56)
Provision for loan losses	14	150

Allowance for loan losses, end of period	$3,643	$3,486

Net loan charge-offs (recoveries) to average loans, net	0.01%	(0.04)%
Allowance for loan losses to total loans (1)	0.58%	0.64%
Allowance for loan losses to nonperforming loans and troubled debt restructurings (2)	953.66%	810.70%
Net loan charge-offs (recoveries) to allowance for loan losses	2.42%	(6.43)%
Recoveries to charge-offs	42.11%	286.67%

(1)	Total loans includes loans, less unadvanced loan funds, plus net deferred loan costs.
(2)	Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

Deposits

The following table sets forth the Company’s deposit accounts for the periods indicated.

	March 31, 2005		December 31, 2004
	Balance	Percent of Total Deposits	Balance	Percent of Total Deposits
	(Dollars In Thousands)
Demand	$32,476	7.31%	$33,251	6.95%
Savings	90,122	20.29%	86,535	18.11%
Money market	68,887	15.51%	78,108	16.35%
NOW	59,238	13.34%	60,333	12.63%
Brokered deposits	69,619	15.66%	95,084	19.90%
Certificates of deposit	123,881	27.89%	124,544	26.06%

Total deposits	$444,223	100.00%	$477,855	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit, fell $7.5 million, or 2.9%, to $250.7 million at March 31, 2005 from $258.2 million at December 31, 2004 largely as a result of less active promotion of relationship banking accounts, the competitive pricing environment in the Company’s primary markets and seasonal balance variability. Brokered deposit balances declined $25.5 million, or 26.8%, to $69.6 million at March 31, 2005 primarily due to certificate maturities.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

General

The Company reported net income of $776,000, or $0.21 per diluted share, in the first quarter of 2005 compared to $1.4 million, or $0.40 per diluted share, for the same quarter last year. The lower earnings were attributable in large part to the recognition of expenses totaling $766,000 related to the pending merger with Berkshire Hills Bancorp. Excluding the impact of merger-related charges, the results for the first quarter of 2005 reflect growth in average loans and core deposits, expansion in insurance commissions and lower provision for loan losses, somewhat offset by net interest margin compression, lower gains from loan sales and higher non-interest expenses.

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

	For the Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets: (1)
Available-for-sale investments:
Mortgage-backed securities	$169,907	$1,864	4.39%	$174,227	$1,927	4.42%
U.S. Government and agency securities	5,137	60	4.67%	5,370	60	4.47%
Equity securities	45,993	606	5.27%	43,302	514	4.75%
State and municipal securities (2)	32,529	535	6.58%	22,360	374	6.69%
Loans: (3)
Residential real estate loans	441,931	5,507	4.98%	336,244	4,574	5.44%
Commercial real estate loans	72,282	1,201	6.65%	69,841	1,104	6.32%
Consumer loans	92,491	1,193	5.23%	89,170	1,118	5.04%
Commercial loans	15,072	208	5.52%	15,096	197	5.16%

Loans, net	621,776	8,109	5.22%	510,351	6,993	5.48%
Other	6,394	35	2.19%	3,156	5	0.63%

Total interest-earning assets	881,736	11,209	5.08%	758,766	9,873	5.20%

Noninterest-earning assets	42,077			40,342

Total assets	$923,813			$799,108

Interest-bearing liabilities:
Deposits:
Money market accounts	$73,439	$239	1.32%	$61,141	$162	1.07%
Savings accounts (4)	90,008	145	0.65%	85,537	112	0.53%
NOW accounts	56,720	52	0.37%	59,591	61	0.41%
Certificates of deposit (5)	209,258	1,536	2.98%	184,111	1,197	2.61%

Total interest-bearing deposits	429,425	1,972	1.86%	390,380	1,532	1.58%
Borrowings	377,355	3,665	3.88%	297,649	3,052	4.06%

Total interest-bearing liabilities	806,780	5,637	2.83%	688,029	4,584	2.68%

Demand deposits	31,405			26,703
Other noninterest-bearing liabilities	3,537			4,447

Total liabilities	841,722			719,179
Total stockholders’ equity	82,091			79,929

Total liabilities and stockholders’ equity	$923,813			$799,108

Net interest-earning assets	$74,956			$70,737

Tax equivalent net interest income/ interest rate spread (6)		5,572	2.25%		5,289	2.52%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.53%			2.79%

Ratio of interest-earning assets to interest-bearing liabilities			109.29%			110.28%

Less: tax equivalent adjustment (2)		(182)			(127)

Net interest income as reported on income statement		$5,390			$5,162

(1)	Includes related assets available-for-sale and unamortized discounts and premiums.
(2)	State and municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the income statement.
(3)	Amount is net of deferred loan origination costs, unadvanced loan funds, allowance for loan losses and includes nonaccrual loans. The Company records interest income on nonaccruing loans on a cash basis.
(4)	Savings accounts include mortgagors’ escrow deposits.
(5)	Certificates of deposit include brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2005 compared to 2004
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest-earning assets:

Mortgage-backed securities	$(49)	$(14)	$(63)
U.S. Government and agency securities	(3)	3	—
Equity securities	33	59	92
State and municipal securities (1)	167	(6)	161
Loans:
Residential real estate loans	1,341	(408)	933
Commercial real estate loans	39	58	97
Consumer loans	37	38	75
Commercial loans	—	11	11

Total loans	1,417	(301)	1,116
Other	9	21	30

Total interest-earning assets	1,574	(238)	1,336

Interest-bearing liabilities:

Deposits:
Money market accounts	35	42	77
Savings accounts (2)	6	27	33
NOW accounts	(3)	(6)	(9)
Certificates of deposit (3)	167	172	339

Total deposits	205	235	440
Borrowings	752	(139)	613

Total interest-bearing liabilities	957	96	1,053

Increase (decrease) in net interest income (4)	$617	$(334)	$283

(1)	The changes in state and municipal income are reflected on a tax equivalent basis using a tax rate of 34%.
(2)	Includes interest on mortgagors’ escrow deposits.
(3)	Includes interest on brokered certificates of deposit.
(4)	The changes in net interest income are reflected on a tax equivalent basis and thus do not correspond to the income statement.

Net interest income, on a tax equivalent basis, increased $283,000, or 5.4%, to $5.6 million for the three months ended March 31, 2005 compared to $5.3 million for the same period in 2004, mainly driven by growth in average interest-earning assets, partially offset by net interest margin contraction. Net interest margin, on a tax equivalent basis, compressed 26 basis points to 2.53% for the three months ended March 31, 2005 from the comparable period in 2004 primarily resulting from reduced yields on interest-earning assets and a higher cost of funds.

Interest and dividend income, on a tax equivalent basis, rose $1.3 million, or 13.5%, to $11.2 million for the three months ended March 31, 2005 compared to $9.9 million for the same period last year, largely reflecting growth in average interest-earning assets, partially offset by a decrease in the yield on average interest-earning assets. Average interest-earning assets totaled $881.7 million for the three months ended March 31, 2005 compared to $758.8 million for the same period last year, an increase of $122.9 million, or 16.2%. Average loans increased $111.4 million, or 21.8%, primarily due to strong origination and refinancing volume and purchases of one-to four-family adjustable-rate mortgages, somewhat mitigated by amortization and prepayments of existing loans and sales of longer-term, fixed-rate residential mortgages. Average state and municipal securities expanded $10.2 million, or 45.5%, principally reflecting bond purchases. Average mortgage-backed securities fell $4.3 million, or 2.5%, mainly attributable to principal payments. The yield on average interest-earning assets declined 12 basis points to 5.08% for the three months ended March 31, 2005, principally as a result of the impact of a flattening yield curve. Intermediate and long term market rates have remained historically low, leading to significant levels of loan prepayment and refinancing volume as well as accelerated cash flows and premium amortization associated with the existing purchased loans and mortgage-backed securities portfolios. The proceeds from these activities were used to support loan growth and to purchase adjustable rate loans and investment securities at lower yields. The affect of low intermediate and long term rates was somewhat mitigated by higher short term rates, which led to a portion of the Company’s existing interest-sensitive assets repricing upward.

Total interest expense increased $1.0 million, or 23.0%, to $5.6 million for the three months ended March 31, 2005 from $4.6 million for the same period in 2004, resulting primarily from growth in average interest-bearing liabilities and higher rates paid on average interest-bearing liabilities. Average interest-bearing liabilities rose $118.8 million, or 17.3%, to $806.8 million for the three months ended March 31, 2005 from $688.0 million for the comparable period in 2004 reflecting solid growth in interest-bearing deposits and an increase in FHLB advances to fund balance sheet expansion. Rates paid on average interest-bearing liabilities rose 15 basis points to 2.83% for the first quarter of 2005 largely reflecting higher short-term interest rates and promotional rates paid for certain relationship banking products, partially offset by expanded lower-cost core deposits. The higher short-term interest rates led to an increase in rates paid for new certificates of deposit and borrowings as well as the repricing of a portion of the Company’s outstanding certificates of deposit and borrowings.

Provision for Loan Losses

The provision for loan losses decreased $136,000 to $14,000 in the first quarter of 2005 compared to $150,000 for the same period in 2004 primarily due to slower loan growth in 2005 as compared to 2004 and a decrease in non-performing loans during the three months ended March 31, 2005. These items were partially offset by a increase in net charge-offs for the first quarter of 2005. The allowance for loan losses is maintained through provisions for loan losses.

Non-interest Income

Total non-interest income rose $11,000, or 0.7%, to $1.6 million for the first quarter of 2004 reflecting growth in insurance commissions, somewhat offset by lower gain on sales of loans and other income. Insurance commissions increased $122,000, or 28.8%, to $545,000 for the three months ended March 31, 2005 compared to $423,000 in the same period in 2004 mainly resulting from the acquisition of Colton Agency in the fourth quarter of 2004 as well as new customers gained as a result of successful business development efforts. The Company realized gains on loan sales totaling $80,000 during the three months ended March 31, 2004 attributable to the sale of $2.8 million of one-to four-family loans. The gains from loan sales are indicative of the Company’s strategy to sell longer-term, lower coupon, fixed-rate mortgages. In the first quarter of 2005, the Company had no loan sales reflecting unfavorable market conditions and reduced originations of longer-term, fixed-rate mortgages. Other income decreased $27,000 to $43,000 for the three months ended March 31, 2005 due to a reduced investment in bank-owned life insurance at March 31, 2005 compared to March 31, 2004.

Non-interest Expenses

Non-interest expenses rose $1.0 million, or 22.4%, to $5.6 million for the three months ended March 31, 2005 compared to $4.6 million in the first quarter of 2004 largely attributable to merger-related charges totaling $766,000 as well as growth in occupancy and equipment and professional services costs. Occupancy and equipment costs increased $131,000, or 24.0%, primarily as a result of several fourth quarter 2004 events including the establishment of a new full-service branch in Longmeadow, the opening of a new facility in Feeding Hills and the purchase of Colton Insurance Agency. Professional services costs increased $65,000, or 24.0%, to $336,000 for the three months ended March 31, 2005 mainly due to consulting expenses incurred in 2005 in connection with the operation of Colton Insurance Agency and employee benefit plans.

Income Taxes

The Company’s income tax expense increased $7,000, or 1.2%, to $615,000 for the first quarter of 2005 compared to $608,000 in 2004 primarily attributable to non-deductible merger charges incurred in 2005, partially offset by the impact of an increase in municipal securities income in 2005, which is exempt from income taxes.

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

The primary investing activities of the Company are the origination of one-to four-family mortgage loans and consumer loans, primarily home equity loans and lines of credit, and, to a lesser extent, the origination of other types of loans, purchases of one-to four-family adjustable-rate mortgages and investments in mortgage-backed, debt and equity securities. During the three months ended March 31, 2005, the Company’s loan originations and purchases totaled $32.6 million and $16.8 million, respectively. At March 31, 2005, the Company’s investments in mortgage-backed, other debt and equity securities totaled $226.0 million.

These activities are funded primarily by principal and interest payments on loans and investment securities, deposit growth and the utilization of FHLB advances. The Company experienced a $33.6 million net decrease in total deposits during the three months ended March 31, 2005, including the affect of brokered certificates of deposit maturities totaling $25.5 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors, as well as other factors. The Company closely monitors its liquidity position on a daily basis. If the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At March 31, 2005, the Company had $371.3 million of outstanding FHLB borrowings.

At March 31, 2005, the Company had outstanding commitments to originate $18.1 million of loans. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Retail certificates of deposit scheduled to mature in one year or less from March 31, 2005 totaled $103.7 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer competitive special products to its customers to increase retention and to attract new deposits. Based upon the Company’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

Off-Balance Sheet Arrangements

Information relating to Off-Balance Sheet Arrangements is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2004. There have been no material changes in the Company’s off-balance sheet arrangements since December 31, 2004.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2004. There were no material changes in the Company’s payments due under contractual obligations during the quarter ended March 31, 2005.

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

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Management believes, as of March 31, 2005 and December 31, 2004, that the Bank met all capital adequacy requirements to which it was subject.

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

As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not, under current law, subject to any separate regulatory capital requirements.

The Company’s and Bank’s actual capital amounts and ratios as of March 31, 2005 and December 31, 2004 are presented in the table.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of March 31, 2005

Total Capital to Risk Weighted Assets
Company	$79,626	14.4%	N/A	N/A	N/A	N/A
Bank	$73,785	13.4%	$44,147	8.0%	$55,184	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$75,957	13.8%	N/A	N/A	N/A	N/A
Bank	$70,116	12.7%	$22,073	4.0%	$33,110	6.0%

Tier 1 Capital to Average Assets
Company	$75,957	8.3%	N/A	N/A	N/A	N/A
Bank	$70,116	7.7%	$36,660	4.0%	$45,826	5.0%

As of December 31, 2004:

Total Capital to Risk Weighted Assets
Company	$78,975	14.4%	N/A	N/A	N/A	N/A
Bank	$71,187	13.0%	$43,958	8.0%	$54,948	10.0%

Tier 1 Capital to Risk Weighted Assets
Company	$75,270	13.7%	N/A	N/A	N/A	N/A
Bank	$67,482	12.3%	$21,979	4.0%	$32,969	6.0%

Tier 1 Capital to Average Assets
Company	$75,270	8.4%	N/A	N/A	N/A	N/A
Bank	$67,482	7.5%	$35,778	4.0%	$44,723	5.0%

Impact of New Accounting Standards

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

The Company will be required to apply SFAS 123(R) as of the beginning of its first fiscal year that begins after June 15, 2005, which will be January 1, 2006. SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt SFAS 123(R).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2004. Following is a discussion of material changes to the Company’s market risk disclosures since December 31, 2004.

Income simulation analysis. The Company uses income simulation modeling in order to analyze its interest rate risk under various scenarios. The income simulation model is designed to measure the performance of the Company’s net interest income based upon potential changes in interest rates over a select period of time. The model consists of current data related to cash flow characteristics, repricing opportunities, maturities and current rates for all interest-earning assets and interest-bearing liabilities. In addition, management makes certain assumptions associated with prepayment speeds, maturities for non-certificate deposits, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. The model does not include assumptions about future changes to the structure of the balance sheet or actions the Company may take to mitigate projected risks. The income simulation model is produced for a flat rate scenario (i.e. no change in current interest rates) over a twelve month period. A second and third model are produced in which a gradual increase of 200 basis points and a decrease of 100 basis points occurs over a twelve month period. Other models are produced, as appropriate, to simulate the flattening or steepening of the yield curve. Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions. The resultant changes in net interest income are then measured against the flat rate scenario. At March 31, 2005 and December 31, 2004, the model projects expansion of 2.77% and 0.80%, respectively, in the down 100 basis points scenario during the next twelve months. In an up 200 basis points environment, the model forecasts net interest income contraction of 9.12% and 5.28%, respectively, at March 31, 2005 and December 31, 2004. The variability calculated in these models is within the guidelines established by the Company’s interest rate risk policy.

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

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company had no purchases of its equity securities during the three months ended March 31, 2005.

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

WORONOCO BANCORP, INC.

Dated: May 10, 2005	By:	/s/ Cornelius D. Mahoney
Cornelius D. Mahoney
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

Dated: May 10, 2005	By:	/s/ Debra L. Murphy
Debra L. Murphy
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)